Form 10-Q
period 1999-06-30
PARADYNE NETWORKS INC
filed 1999-08-27
CIK 76174

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 1999
OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 000-26485

PARADYNE NETWORKS, INC.

(Exact name of registrant as specified in its charter)

Delaware	75-2658219
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

8545 126th Avenue North

Largo, Florida 33773
(727) 530-2000

(Address, including zip code, of principal executive offices and

Registrant’s telephone number, including zip code)

     Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such report(s)), and (2) has been subject to such filing requirements for the past 90 days.

Yes  [X]  No  [   ].

      The number of shares outstanding of the Registrant’s Common Stock as of July 31, 1999 was 30,634,473.

PARADYNE NETWORKS, INC.

For the Period Ended June 30, 1999

PARADYNE NETWORKS, INC.

CONSOLIDATED BALANCE SHEETS
(In Thousands)

	June 30,	December 31,
	1999	1998

	Unaudited

ASSETS

CURRENT ASSETS:

Cash and cash equivalents	$3,663	$2,356

Accounts receivable less allowance for doubtful accounts of $3,351 and of $3,007 at June 30, 1999 and December 31, 1998, respectively	26,814	29,641

Accounts receivable from affiliates	2,199	721

Other receivables	—	—

Income tax receivables	3,379	4,230

Inventories (Note 2)	15,849	16,997

Prepaid expenses & other current assets	1,197	1,808

Total current assets	53,101	55,753

Property plant & equipment, less accumulated depreciation of $12,663 and $10,750 at June 30, 1999 and December 31, 1998, respectively	15,786	16,103

Deferred tax assets	1,141	1,143

Other assets	1,705	2,064

Total assets	$71,733	$75,063

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:

Accounts payable	$17,911	$17,205

Current portion of debt	9,284	16,483

Deferred tax liability	1,914	2,357

Payroll and benefit related liabilities	4,686	6,263

Other current liabilities	5,213	5,063

Total current liabilities	39,008	47,371

Long term debt	362	353

Total liabilities	39,370	47,724

Stockholders’ Equity:

Common stock, par value $0.001; 60,000,000 shares authorized, 26,406,608 and 25,668,723 shares issued and outstanding as of June 30, 1999 and December 31, 1998, respectively	26	26

Additional paid-in capital	27,716	21,058

Deferred compensation	(2,808)	—

Retained earning (deficit)	8,397	6,639

Note receivable for common stock (Note 5)	(1,228)	(150)

Cumulative translation adjustment	260	(234)

Total stockholders’ equity	32,363	27,339

Total liabilities and stockholders’ equity	$71,733	$75,063

See accompanying Notes to Consolidated Financial Statements

PARADYNE NETWORKS, INC.

CONSOLIDATED STATEMENTS OF INCOME
(Thousands except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	1999	1998	1999	1998

Revenues:

Equipment Sales	$52,164	$45,224	$103,133	$87,879

Services	416	644	891	1,028

Royalties	200	350	2,818	350

Total revenues	52,780	46,218	106,842	89,257

Cost of sales:

Equipment	29,930	23,822	59,740	45,744

Service	169	182	325	307

Total cost of sales	30,099	24,004	60,065	46,051

Gross margin	22,681	22,214	46,777	43,206

Operating expenses:

Research and development	9,067	8,728	17,835	17,282

Selling, general & administrative	13,800	14,653	27,663	28,063

Amortization of deferred stock compensation	135	0	135	0

Restructuring charges	0	59	0	59

Total operating expenses	23,002	23,440	45,633	45,404

Operating Income (loss)	(321)	(1,226)	1,144	(2,198)

Other (income) expenses:

Interest	257	485	691	1,040

Other, net	312	101	(2,540)	67

Income (loss) before provision for income tax	(890)	(1,812)	2,993	(3,305)

Provision (benefit) for income tax	(280)	(415)	1,235	(757)

Net Income (Loss)	$(610)	$(1,397)	$1,758	$(2,548)

Weighted average number of common shares outstanding

Basic	26,356	25,610	26,124	25,606

Diluted	26,356	25,610	27,477	25,606
Income (loss) per common share

Basic	$(0.02)	$(0.05)	$0.07	$(0.10)

Diluted	$(0.02)	$(0.05)	$0.06	$(0.10)
Consolidated Statements of Comprehensive Income

Net income	(610)	(1,397)	1,758	(2,548)

Cumulative translation adjustment	430	(149)	494	(121)

Comprehensive Income	(180)	(1,546)	2,252	(2,669)

See accompanying Notes to Consolidated Financial Statements.

PARADYNE NETWORKS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Six Months Ended
	June 30,

	1999	1998

Cash flows provided by (used in) operating activities:

Net Income (Loss)	$1,758	$(2,548)

Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:

(Gain)/loss on Sale of Assets	4	(38)

Increase/(decrease) in allowance for bad debts	344	1,825

Depreciation & Amortization	2,967	2,480

Deferred income taxes	(441)	(1,056)

(Increase) decrease in assets

Receivables	2,483	5,864

Accounts receivable from affiliates	(1,478)	(56)

Income tax receivable	851	(24)

Inventories	1,148	(2,516)

Prepaid expenses and other current assets	611	198

Other long term assets	53	730

Increase (decrease) in Liabilities	—

Accounts payable	706	4,372

Payroll related	(1,577)	(1,345)

Other current liabilities	150	(1,762)

Net cash provided by operating activities	7,579	6,124

Cash flows provided by (used in) investing activities:

Capital expenditures	(2,236)	(3,733)

Proceeds from sale of property, plant and equipment	23	429

Net cash (used in) investing activities	(2,213)	(3,304)

Cash flows provided by (used in) financing activities:

Proceeds from debt issued to parent		5,000

Payment of acquisition costs		(83)

Proceeds from stock options exercised	2,637	67

(Repayment of) bank line of credit	(7,208)	(8,421)

Borrowings under other debt obligations	329	837

Repayment of other debt obligations	(311)	(556)

Net cash provided by (used in) financing activities	(4,553)	(3,156)

Effect of foreign exchange rate changes on cash	494	(121)

Net Increase (decrease) in cash and cash equivalents	1,307	(457)

Cash and cash equivalents at beginning of period	2,356	3,240

Cash and cash equivalents at end of period	$3,663	$2,783

Supplemental disclosure of cash flow information:	—	—
Non-cash transactions

Stock issued for Note	$1,078	—

See accompanying Notes to Consolidated Financial Statements

PARADYNE NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  BUSINESS AND BASIS OF PRESENTATION

      Paradyne Networks, Inc. (the “Company”) designs, manufactures, and markets data communications and networking products for network service providers and business customers. The Company’s products enable business customers to efficiently access wide area network services and allow network service providers to provide customers with high-speed services for data, voice, video and multimedia applications.

      The accompanying unaudited consolidated financial statements include the results of the Company and its wholly-owned subsidiaries: Paradyne Corporation; Paradyne Canada Ltd.; Paradyne International Ltd.; Paradyne Worldwide Corp. (formerly Paradyne Far East Corporation); Ark Electronic Products Inc.; Paradyne GmbH; and Paradyne International Sales Ltd. Intercompany accounts and transactions have been eliminated in consolidation.

      The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not contain all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, such statements reflect all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of interim period results. These financial statements should be read in conjunction with the December 31, 1998 audited financial statements and notes thereto included in the Company’s Registration Statement on Form S-1 as filed with the Securities and Exchange Commission on July 15, 1999 (the “IPO Registration Statement”) for its initial public offering of Common Stock (the “IPO.”)

      The results of operations for the interim periods are not necessarily indicative of results to be expected for the entire year or for other future interim periods.

2.  INVENTORY

      Inventories at June 30, 1999 and December 31, 1998 are summarized as follows (in thousands):

	June 30,	December 31,
	1999	1998

Raw materials	$9,988	$11,064

Work-in-process	1,953	1,970

Finished goods	3,908	3,063

	$15,849	$16,997

PARADYNE NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.  EARNINGS PER SHARE

      The following table summarizes (in thousands, except per share data) the weighted average shares outstanding for basic and diluted earnings per share for the periods presented.

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	1999	1998	1999	1998

Net Income (Loss)	$(610)	$(1,397)	$1,758	$(2,548)
Weighted average of common shares outstanding

Basic	26,356	25,610	26,124	25,606

Dilutive effect of stock options			1,353

Diluted	26,356	25,610	27,477	25,606

Earnings per common share:

Basic	$(.02)	$(.05)	$.07	$(.10)

Dilutive effect of stock options			$(.01)

Diluted	$(.02)	$(.05)	$.06	$(.10)

      Options are not included in the 1998 or the three months ended June 30, 1999 calculations of diluted loss per share due to their antidilutive effect.

      In June, 1999 Paradyne Networks, Inc. filed an amendment to its Certificate of Incorporation providing that effective upon the Initial Public Offering every two outstanding shares of the Company’s common stock shall be combined into one share of common stock. The amendment provided that the Company has 60,000,000 authorized common shares at a par value of $.001. All earnings per share data has been adjusted to reflect this reverse split.

4.  STOCK OPTION PLAN

      During the second quarter of 1999, the Company issued options to acquire 235,000 shares of the Company’s common stock at prices ranging from $5 to $9 per share with a fair market value of $11.70 per share. Deferred stock compensation related to these options in the amount of $1.5 million is being ratably amortized over the vesting period.

      During the second quarter of 1999, various executives and key employees of the Company issued promissory notes, totaling $139,000 to the Company in connection with the purchase of 44,219 shares of common stock. The principal balance of the notes and the related accrued interest at rates ranging from 4.9% to 5.15% are payable at the earlier of the termination of employment or five years from the date of the note unless otherwise stated. The notes which are held in escrow by the Company are secured by the shares of common stock acquired with the notes. All unvested shares purchased with the notes are subject to repurchase by the company if the respective executive or key employee terminates their employment before becoming fully vested. The balance of all notes receivable in connection with the purchase of common stock as of June 30, 1999 was $1.2 million plus accrued interest.

5.  SUBSEQUENT EVENTS

      On July 15,1999 the Company raised $63.2 million, net of underwriting fees, in an initial public offering. On July 21, 1999, $10.4 million of the proceeds from this offering were used to pay off the outstanding balance under the line of credit with Bank of America NT & SA. While this line of credit continues to be available to the Company, there have been no borrowings under this line of credit since July 21, 1999.

PARADYNE NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In July, 1999 the Company recorded a deferred stock compensation charge in the amount of $1.2 million principally resulting from the vesting, as of the initial public offering, of stock options to acquire 76,000 shares of the Company’s common stock at prices ranging from $2 to $9.

PARADYNE NETWORKS, INC.

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion and other sections of this Form 10-Q may contain forward-looking statements that involve risks and uncertainties. All statements regarding future events, our future financial performance and operating results, our business strategy and our financing plans are forward-looking statements. In many cases, you can identify forward-looking statements by terminology, such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue,” or the negative of such terms and other comparable terminology. These statements are only predictions. Known and unknown risks, uncertainties and other factors could cause our actual results to differ materially from those projected in the forward-looking statements.

Overview

      We are a leading developer, manufacturer and distributor of broadband and narrowband network access products for network service providers (“NSPs”) and business customers. We offer solutions that enable business class, service level managed, high-speed connectivity over the existing telephone network infrastructure and provide for cost-effective access speeds of up to 45 MBPS. We market and sell our products worldwide to NSPs and business customers through a multi-tier distribution system that includes direct sales, strategic partner sales, NSP sales and traditional distributor or value added reseller (“VAR”) sales. We estimate that direct and indirect sales to, and services performed for Lucent accounted for approximately 27% of our total revenues for the first six months of 1999. Sales to Rhythms, an NSP, accounted for approximately 29% of our total revenue during the first half of 1999. A loss or a significant reduction or delay in sales to any of our major customers could materially and adversely affect our business, financial condition and results of operations.

      We generally recognize revenue from equipment sales upon shipment. Estimated sales returns based on historical experience by product are recorded at the time the product revenue is recognized. Charges for warranty work are included in cost of equipment sales. Revenue from services, which consists mainly of repair of out-of-warranty products, is recognized when the services are performed and all substantial contractual obligations have been satisfied. License and royalty revenues are recognized when the Company has completed delivery of technical specifications and performed substantially all required services under the related agreement.

PARADYNE NETWORKS, INC.

Three Months Ended June 30, 1999 Compared to Three Months Ended June 30, 1998

      Revenues. Total revenues increased $6.6 million, or 14.2% to $52.8 million for the three months ended June 30, 1999 from $46.2 million for the same period in 1998. The increase was primarily due an increase in the volume of sales of our broadband access products. As a percentage of total revenues, equipment sales were 98.8% of total revenues for the three months ended June 30, 1999 compared to 97.8% for the three months ended June 30, 1998. The change in percentage is mostly due to a decrease in royalty and service revenues.

      Gross Margin. Gross margin increased $.5 million or 2% to $22.7 million for the three months ended June 30, 1999 from $22.2 million for the three months ended June 30, 1998. Most of the increase results from increased sales of our broadband access products. Gross margin as a percentage of total revenues decreased to 43.0% in 1999 from 48.1% in 1998 primarily because our newer, competitively priced products comprised a greater portion of our total revenues. Gross margin for equipment sales increased $.8 million reflecting increased sales at lower margins resulting from the competitive pricing of recently introduced products.

      Research and Development Expenses. Research and development expenses increased $.3 million, or 3.9%, to $9.1 million for the three months ended June 30, 1999 from $8.7 million in 1998. As a percentage of total revenues, research and development expense decreased to 17.2% for the first three months of 1999 from 18.9% in the first quarter of 1998. This decrease is primarily attributable to the 14.2% increase in revenue during the period.

      Selling, General and Administrative (“SG&A”) Expenses. SG&A expenses decreased $.9 million, or 5.8%, to $13.8 million in the three months ended June 30, 1999 from $14.7 million for the three months ended June 30, 1998. The decrease is primarily attributable to a $.7 million decrease in professional and contractor fees and a $.5 million decrease in rental expenses, offset by a $.3 million increase in expenses related to consignment of equipment to customers. SG&A expense as a percentage of revenue declined from 31.7% for the three months ended June 30, 1998 to 26.1% for the three months ended June 30, 1999. This decrease resulted due to the 14.2% increase in revenue during the period as well as the above-described reduction in expenses.

      Amortization of Deferred Stock Compensation. Deferred stock compensation is related to the granting of stock options to key employees at prices deemed to be below fair market value for financial reporting purposes. The deferred stock compensation is being amortized over the vesting period of the options, generally four years. Amortization of deferred stock compensation of $.1 million was recorded during the quarter ended June 30, 1999.

Six Months Ended June 30, 1999 Compared to Six Months Ended June 30, 1998

      Revenues. Total revenues increased $17.6 million, or 19.7% to $106.8 million for the six months ended June 30, 1999 from $89.3 million for the same period in 1998. The increase was primarily due an increase in the volume of sales of our broadband access products. As a percentage of total revenues, equipment sales were 96.5% of total revenues for the six months ended June 30, 1999 compared to 98.5% for the six months ended June 30, 1998. The percentage decrease is mostly due to a $2.5 million increase in royalty income in 1999 which includes $1.1 million from a one-time royalty fee from Globespan related to termination of an existing agreement, and $1.5 million from a one-time license fee from a third party for intellectual property relating to narrowband technology.

      Gross Margin. Gross margin increased $3.6 million or 8.3% to $46.8 million for the six months ended June 30, 1999 from $43.2 million for the six months ended June 30, 1998. A substantial portion of the increase was due to the recognition of $2.5 million of royalty revenues. Gross margin as a percentage of total revenues decreased to 43.8% in 1999 from 48.4% in 1998 primarily because our newer, competitively priced products comprised a greater portion of our total revenues. Gross margin for equipment sales increased $1.3 million reflecting increased sales at lower margins resulting from the competitive pricing of recently introduced products.

      Research and Development Expenses. Research and development expenses increased $.5 million, or 3.2%, to $17.8 million for the six months ended June 30, 1999 from $17.3 million for the first half of 1998. As a percentage of total revenues, research and development expense decreased to 16.7% for the first six months of 1999 from 19.4% in the first half of 1998. This decrease is primarily attributable to the 19.7% increase in revenue during the period.

      Selling, General and Administrative (“SG&A”) Expenses. SG&A expenses decreased $.4 million, or 1.4%, to $27.7 million in the six months ended June 30, 1999 from $28.1 million for the six months ended June 30, 1998. The decrease is primarily attributable to a $1.1 million decrease in professional and contractor fees, a $.6 million decrease in advertising, and a $.6 decrease in rental expenses, offset by a $.7 increase in personnel related expenses mainly due to higher incentive based expenses as a result of the higher revenues, an increase in expense related to consignment of equipment to customers of $.6 million and higher depreciation expense of $.5 million. SG&A as a percentage of revenue declined from 31.4% for the six months ended June 30, 1998 to 25.9% for the six months ended June 30, 1999. This decrease resulted primarily due to the 19.7% increase in revenue during the period.

      Amortization of Deferred Stock Compensation. Deferred stock compensation is related to the granting of stock options to key employees at prices deemed to below fair market value for financial reporting purposes. The deferred stock compensation is being amortized over the vesting period of the options, generally four years. Amortization of deferred stock compensation of $.1 million was recorded during the six months ended June 30, 1999.

      Interest and Other (Income) Expense, Net. Interest and other (income) expense, net, increased by $2.9 million to $1.8 million of income for the six months ended June 30, 1999, from $1.1 million of expense for the same period in 1998. Interest and other (income) expense, net, is related to interest on notes payable and borrowings under lines of credit, gains and losses on equity investments and foreign exchange gains and losses. This increase was primarily attributable to the receipt by Paradyne of approximately $3.0 million of income from the sale of patents. Interest expense also decreased by $.3 million due to a reduction in the debt related to Lucent and Communication Partners, L.P. which was offset by a $.3M increase in foreign exchange losses.

Liquidity and Capital Resources For The Six Months Ended June 30, 1999

      Cash provided by operations for the six months ended June 30, 1999 totaled $7.6 million and resulted primarily from $4.3 million in net proceeds from a license of intellectual property related to modem technology and sale of patents. Further contributing to cash from operations was a reduction in trade receivables reflecting a 9% decrease in revenues in the second quarter of 1999 compared to the fourth quarter of 1998 due to lower sales of narrowband products and a $1.1 million reduction in inventory mainly due to normal monthly fluctuations. The decrease in trade receivables primarily resulted from lower equipment sales to one of our largest customers. Decreases to cash from operating activities partially offsetting the above increases resulted from increases in receivables from affiliates reflecting a $1.1 million one-time royalty fee from GlobeSpan Semiconductor, Inc. related to the termination of an existing agreement and a $1.6 million decrease in payroll and benefit related liabilities related to payments of 1998 commissions and management bonuses.

      Net cash used in investing activities for the six months ended June 30, 1999 totaled $2.2 million and reflects capital expenditures made in support of operations. The Company anticipates that capital requirements for the remainder of the year will be in the $1.5 million to $3.0 million per quarter range.

      Net cash used in financing activities for the six months ended June 30, 1999 totaled $4.6 million primarily reflecting debt repayments on our Bank of America NT&SA revolving credit facility of $7.2 million, offset in part by proceeds from the exercise of stock options totaling $2.6 million. Net borrowings were not required to fund operations and capital expenditures in the period. A portion of the proceeds from the July, 1999 initial public offering was used to pay down the debt.

      The Company had $3.6 million of cash and cash equivalents at June 30, 1999 representing an increase of $1.3 million from $2.3 million at December 31, 1998. Working capital increased by $5.7 million or 68% from $8.4 million at December 31,1998 to $14.1 at June 30, 1999.

      On July 15, 1999 the Company raised $63.2 million in an initial public offering. The Company believes that the proceeds from the initial public offering and the current offering, together with the cash flows from operations and borrowings under the Bank of America NT&SA line of credit facility, will be sufficient to meet our working capital needs for at least the next 18 months.

Year 2000 Issues

      Background: Some computers, software and other equipment include programming code in which calendar year data is abbreviated to only two digits (e.g., 99) rather than four digits (e.g., 1999). As a result, these systems automatically assume that the first two digits of a calendar year are “1” and “9.” Therefore, time-sensitive functions of these systems may misinterpret dates after January 1, 2000, to refer to the twentieth century rather than the twenty-first century (i.e., “02” could be interpreted as “1902” rather than “2002”). The problems associated with this design decision are commonly referred to as the “Millennium Bug,” “Year 2000 problem” or “Y2K problem.”

      Assessment: In 1996 we identified the Year 2000 problem as a potential risk to our operations. As a result, we developed a comprehensive multi-year plan to make our internal computer software and hardware systems Year 2000 compliant. Our Year 2000 compliance plan is comprised of 3 phases: an assessment phase; an implementation phase; and a testing phase. This plan, initiated in the first quarter of fiscal 1997, is in the final stages of implementation. While we believe that we have implemented a comprehensive plan for addressing the Year 2000 problem and anticipate completing our compliance activities in a timely manner, we cannot be certain that these Year 2000 compliance efforts will be successful. The financial impact of making the required systems changes cannot be known precisely at this time, but we currently expect these expenses to be less than approximately $4.0 million. The financial impact, could, however, exceed this estimate. Nonetheless, these costs are not expected to be material to our business, financial condition, or results of operation. To date, we have incurred expenses of approximately $3.7 million.

      Internal Infrastructure: We believe that we have identified all of the major computer hardware, software applications and other calendar year dependent equipment used in connection with our internal operations. Our Year 2000 compliance plan addresses items that must be modified, upgraded, or replaced in order to minimize the possibility of a material disruption of our business. We have replaced our accounting, sales, distribution and manufacturing systems with what we believe to be a Year 2000 compliant enterprise resource planning system. We have replaced our human resource and payroll systems application software with what we believe to be Year 2000 compliant software, and we have replaced our internal phone system and associated equipment with what we believe to be a Year 2000 compliant system. Currently, we are in the process of modifying, upgrading and replacing, as appropriate, other computer software applications, hardware, and equipment that could potentially be adversely affected by the Year 2000 problem. Monthly updates on Year 2000 activities are made available to all employees. We expect to complete this implementation phase by the end of the third quarter of 1999. The fourth quarter of 1999 has been reserved for final testing of all of our systems for compliance.

      Network Service Providers: Our ongoing operations are dependent on the uninterrupted service provided to us by our voice (landline and wireless), data and Internet service vendors. We have initiated communications with our various service providers and have received assurance that they have or will address Year 2000 compliance issues associated with their ability to provide uninterrupted service. Any failure of these vendors to resolve any outstanding Year 2000 issues in a timely manner could materially and adversely affect our business, financial condition and results of operation.

      Distributors and Suppliers: We have initiated communications with our key distributors, service support providers and suppliers to establish the status of their Year 2000 compliance. We have communicated with our major suppliers of minicomputers, servers, computers, software and other equipment used, operated or maintained by us to identify and, to the extent possible, resolve issues associated with the Year 2000 problem.

We are also gathering Year 2000 compliance information from web sites and other public sources for our second and third-tier distributors and suppliers. We believe that we have identified all of the potential Year 2000 problems with respect to these distributors, service support providers and suppliers and have received their commitment to resolve any outstanding issues in a timely manner. However, any failure on our part to identify potential third party Year 2000 problems or any failure of these parties to resolve any outstanding issues with their systems in a timely manner could materially and adversely affect our business, financial condition and results of operations.

      As we must rely to a large extent on representations made by our suppliers and distributors from surveys and questionnaires, a failure by these parties to adequately address and resolve Year 2000 problems poses the most likely unresolved Year 2000 risk to us. In the event our suppliers are unable to adequately address Year 2000 problems, such inability could disrupt their supply of critical components to us for the manufacture of our products.

      Contingency Plans: We are currently developing contingency plans to be implemented as part of our efforts to identify and correct Year 2000 problems affecting our internal systems. We expect to complete these contingency plans by the end of the third quarter of 1999. Depending on the systems affected, these plans could include (i) accelerated replacement of effected equipment or software, (ii) increased work hours for our personnel or use of contract personnel to correct on an accelerated schedule any Year 2000 problems which may arise, (iii) the provision of manual workarounds for information systems and (iv) other similar approaches. If we are required to implement any of these contingency plans, such plans may have a material adverse effect on our business, financial condition or results of operations. Additionally, we may not complete these contingency plans in a timely manner, and failure to do so could have a material adverse effect on our business, financial condition or results and operations.

      The discussion of our efforts and expectations relating to Year 2000 compliance are forward-looking statements. Our ability to achieve Year 2000 compliance and the level of incremental costs associated with achieving this compliance could be adversely impacted by, among other things, the availability and cost of programming and testing resources, the ability of parties with whom we interact to resolve Year 2000 issues and unanticipated problems identified in our ongoing compliance review.

Inflation

      Because of the relatively low levels of inflation experienced in 1996, 1997 and 1998, inflation did not have a significant effect on our results in such years.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Risk Factors Which May Impact Future Operating Results

      Factors that are likely to affect our results of operations in the future include the following:

Rapid Technological Change Could Render Our Products Obsolete

      The telecommunications and data communications markets are characterized by rapid technological change. Our success will depend on our ability to adapt and to respond to technological changes. If we fail to keep pace with technological change, our product sales could suffer.

      Our existing products could become obsolete or unmarketable as a result of the emergence of new industry standards or customer demands. For example, our customers could determine that they no longer require service level management, or SLM, with network access products. Furthermore, our products could become obsolete or unmarketable as a result of any new technology or products which are superior to ours. We may be unable to compete effectively if we are unable to adapt to changes in industry standards, meet customer demands or develop new products or enhancements to existing products.

      Our products compete with numerous high-speed access technologies, including cable modems, satellite technology and other wireless technologies. These competing technologies may ultimately prove to be superior to our products. Our products may become uncompetitive or obsolete as a result of the development of competing technologies that are more reliable, faster and less expensive than our technology. For example, substantially all of our products are deployed in networks that use standard copper telephone wires. The physical properties of copper wire limit the speed and distance over which data can be transmitted. Service levels degrade as distance from the central switching station increases. Other competing technologies, such as wireless and cable are not subject to such limitations.

Our Success Will Depend On The Acceptance Of New Telecommunications Services Based On DSL

      Our future success is substantially dependent upon whether DSL technology gains widespread market acceptance by network service providers, or NSPs, and end users of their services. If DSL technology fails to gain widespread acceptance, our revenues and results of operations may be adversely affected. Historically, we focused on providing innovative solutions to the narrowband access market. We, however, are increasingly focusing on the broadband access market. We have invested substantial resources in the development of DSL technology, and many of our products are based on DSL technology. Many NSPs continue to evaluate DSL technology and other alternative high-speed data access technologies, but they may not continue to pursue the deployment of DSL technology. Even if NSPs adopt policies favoring full-scale deployment of DSL technology, they may not choose to purchase our DSL product offerings. In addition, we have limited ability to influence or control decisions made by NSPs. NSPs are continuously evaluating alternate high-speed data access technologies and may, at any time, adopt technologies other than the DSL technologies offered by us.

We Are Substantially Dependent On Network Service Providers, Who May Reduce Or Discontinue Their Purchase Of Products Or Services At Any Time

      We estimate that sales to NSPs accounted for approximately 40% of our total revenues in 1998. If our NSP customers are forced to defer or curtail their capital spending programs, we could lose, or experience delays or reductions in significant sales to such customers. Given the capital requirements, complex regulatory framework and other barriers to entry in the market, there are a limited number of NSPs. The market for many of the services provided by NSPs has only begun to emerge since the passage of the Telecommunications Act of 1996 and many NSPs are still building their infrastructure and rolling out their services. Many of these NSPs still need to develop, construct and expand their networks. The inability of our emerging NSP customers to complete development of their networks, attract or retain customers, respond to trends, such as price reductions for their services or diminished demand for telecommunications services generally, could cause them to reduce their capital spending programs.

      Generally, our NSP customers do not have an obligation to purchase additional products or services from us. Termination of purchase arrangements with these NSP customers or a significant reduction or delay in the amount of our products they order could materially and adversely affect our revenues. In addition, the telecommunications industry has recently experienced consolidation, which may cause us to lose NSP customers. The loss of one or more of our NSP customers could also materially and adversely affect our revenues.

Our Success Depends On Network Service Providers Incorporating Our Products Into Their Infrastructure

      We anticipate that a significant portion of our future revenues will be attributable to sales to NSPs of our DSL, SLM and other broadband products. Our future performance will therefore be substantially dependent on incorporation of our products by NSPs into their service offerings to subscribers. The failure of our products to become an accepted part of NSPs’ service offerings or a slower than expected increase in the volume of sales by us of SLM products could materially and adversely affect our revenues. Our success in the NSP market will depend on numerous factors, many of which are outside our control. Some of these factors include:

•	NSP and subscriber acceptance of and satisfaction with our products;

•	the realization of operating cost efficiencies for NSPs when SLM products are deployed and our ability to demonstrate these operational benefits;

•	subscriber demand for our products and support for our products within the NSPs’ sales force;

•	our successful development of systems and products that address the requirements for products deployed as part of an NSP’s infrastructure;

•	the timing and successful completion of integration development work by NSPs to incorporate our SLM functionality into their operational support system; and

•	the absence of new technologies that make our products and systems obsolete before they can achieve broad acceptance.

Various Factors Could Cause Our Results To Fluctuate

      Paradyne’s quarterly and annual results of operations have fluctuated in the past and are likely to fluctuate significantly in the future due to a variety of factors, many of which are outside of our control. Fluctuations in our results could cause our stock price to decline substantially. Some of these factors that might affect our results of operations include:

•	The timing and amount of, or cancellation or rescheduling of, orders for our products and services to existing and new customers. This may adversely affect our operating results in any particular quarter if we were unable to recognize revenue for a particular sale in the quarter in which such sale was expected.

•	Our ability to develop, introduce, ship and support new products and product enhancements and manage product transitions on a timely basis. Our failure to accomplish these tasks could render our products obsolete or non-competitive, particularly since technology in our industry changes often. As a result, customers may decide to purchase competitive products, which could cause our revenues to suffer.

•	Announcements, new product introductions and reductions in price of products offered by our competitors. These events could also cause our customers to decide to purchase the products of our competitors which would adversely affect our revenues and, therefore, our results of operations. Also, we may feel it necessary to reduce prices of our products, which could impact operating margins and net income.

•	Our ability to achieve cost reductions. As with all companies, we constantly strive to improve our margins through reductions in our cost of sales. Failure to reduce our costs could reduce our margins which in turn could adversely affect our ability to operate profitably.

•	Our ability to obtain sufficient supplies of sole or limited source components for our products. If we cannot obtain components for our products, we may be unable to produce sufficient quantities of our products to meet demand. As a result, our revenues could be adversely affected. This is particularly true with respect to obtaining sole or limited source components because replacement sources, if any, will take time to identify.

•	The timing and rate of deployment of our products by NSPs. The timing and rate of deployment by NSPs can affect sales of products to these NSPs and, in turn, our operating results.

•	Preferential pricing arrangements. We have preferential pricing arrangements with some of our customers. In our effort to win new business we may negotiate preferential pricing arrangements in the future with other customers. While these arrangements are intended to provide greater revenue, they will have a negative impact on our margins. Furthermore, because our strategy relies on entering into these arrangements in the future, if we fail to do so, our results could be below expectations.

•	Our ability to attain and maintain production volumes and quality levels for our products. Many factors could affect our ability to maintain production volumes and quality levels. They include an inability to obtain raw materials or components, labor shortages, and the maintenance of adequate facilities for production. If we fail to maintain production volumes or quality level we may be unable to produce sufficient quantities of our products to meet demand, which would adversely affect our revenues.

•	The mix of products sold and the mix of distribution channels through which they are sold. The mix of products sold can adversely affect our results. Margins vary within our newer and older products. If we fail to successfully sell our higher margin products, our gross margins may be lower than expected. In addition, some distribution channels have higher costs associated with sales. As a result, the mix of distribution channels may adversely affect operating income.

•	Fluctuations in demand for our products and services, especially by our major customers. Because we are highly dependent on sales to a relatively small numbers of customers, changes in demand from those customers can have a disproportionately large effect on our revenues and results of operations. For example, direct and indirect product sales to, and services performed for, Lucent constituted approximately 47% of our total revenues in 1998 and 27% in the first six months of 1999. If Lucent’s demand for our products in 1999 or in future years were to decline, our revenues would suffer.

•	Expiration of favorable supply or purchase contracts. For example, we currently have a supply agreement with Lucent under which we are the exclusive supplier through June 2001 of Lucent’s requirements for stand-alone network access products for resale. As a result, Lucent must purchase these products from us. Direct and indirect sales of these products to Lucent accounted for approximately 46% of our total revenues in 1998 and 26% in the first six months of 1999. After the expiration of the agreement, we may be unable to negotiate a new supply agreement. If we are unable to negotiate a new supply agreement, Lucent could enter into a supply agreement with another party or purchase these products from multiple providers. In either case, our sales of these products would decline substantially.

•	Costs relating to possible acquisitions and integration of technologies or businesses. The costs to acquire technologies and businesses is substantial. In addition to the direct costs, there are significant indirect costs related to integration of personnel and technologies and potential product redesign. These costs may decrease operating income or increase operating loss if they are not offset by comparable increases in revenue.

      In addition conditions in the telecommunications market, including consolidation in the industry, and economic conditions generally could adversely affect both our revenues and costs. Due to these and other factors, period-to-period comparisons should not be relied upon as indications of future performance. It is possible that in some future periods, our operating results and/or our growth rate will be below what public market analysts and investors expect.

We May Not Achieve Revenue Growth Or Profitability

      We cannot be certain that we will continue to achieve revenue growth or realize sufficient revenues to achieve profitability. Excluding a one-time gain in connection with a contract renegotiation with Lucent in 1997 and the related tax effect, we had an accumulated net deficit of approximately $37.2 million during the period from August 1, 1996 through December 31, 1998. We have not been profitable in any fiscal year of operations except in 1997 when we were profitable as a result of the non-recurring gain in connection with the renegotiation of a contract with Lucent. We anticipate that we will continue to incur significant product development and selling, general and administrative expenses and, as a result, we will need to generate higher revenues to achieve and sustain profitability on an annual basis.

Our Dependence On Only A Few Major Customers For A Substantial Portion Of Our Revenues Exposes Us To Financial Risks

      We depend on a small number of customers for a substantial portion of our revenues. As a result, a loss or a significant reduction or delay in sales to any of our major customers could materially and adversely affect our revenues. Direct product sales to Lucent and services performed for Lucent in 1998 accounted for approximately 35% of our total revenues. Sales to Tech Data Corporation, a distributor, in 1998 accounted for approximately 15% of our total revenues. We estimate that approximately 70% of our sales to Tech Data represented products that were resold to Lucent. Collectively, we estimate that direct and indirect sales to, and services performed for, Lucent accounted for approximately 47% of our total revenues in 1998 and 27% in the first six months of 1999. Sales to SITA, an NSP, in 1998 accounted for approximately 9% of our total revenues in 1998 and 7% in the first six months of 1999, and sales to Rhythms, also an NSP, accounted for approximately 6% of our total revenues in 1998 and 29% in the first six months of 1999. Unless and until we diversify and expand our customer base, our future success will significantly depend upon certain factors which are not within our control, including:

•	the timing and size of future purchase orders, if any, from our larger customers;

•	the product requirements of our customers;

•	the financial and operational success of our customers; and

•	the success of our customers’ services deployed using our products.

      Diversification and expansion of our customer base is particularly critical because of the highly competitive nature of our business. Our contracts are generally subject to annual renewal with the exception of our contracts with Lucent and several other customers, which have two to five year terms, and our customers generally do not have any obligation to purchase products solely from Paradyne. Under a supply agreement between Lucent and Paradyne, Paradyne is the exclusive supplier of Lucent’s requirements for stand alone network access products, such as our FrameSaver products, for resale through June 2001.

We Compete In Highly Competitive Markets And Competition Could Harm Our Ability To Sell Products And Services

      The telecommunications market is highly competitive. We compete directly with other providers of broadband and narrowband access equipment. If we are unable to compete effectively in the market for our products or services, our revenue and future profitability could be materially and adversely affected. We believe that competition may increase substantially as the introduction of new technologies, deployment of broadband networks and potential regulatory changes create new opportunities for established and emerging companies in the industry. We expect that competition for products that address the broadband access market will grow as more established and new companies focus on this market.

      Many of our current and potential competitors are larger than we are and have significantly greater financial, sales and marketing, technical, manufacturing and other resources and more established channels of distribution. As a result, these competitors may be able to respond more rapidly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, promotion and sale of their products. Our competitors may enter our existing or future markets with solutions that may be less costly, provide higher performance or additional features or be introduced earlier than our solutions.

      Our markets are characterized by increasing consolidation both within the data communications sector and by companies combining or acquiring data communications products and technology for delivering voice-related services, as exemplified by the recently announced acquisitions of Ascend by Lucent, Diamond Lane by Nokia and Xylan by Alcatel. We cannot be sure of the impact of any of these acquisitions on the competitive environment for our products. Increased competition and consolidation could result in price reductions and a decrease in our market share.

Our Dependence On Development Relationships Could Threaten Our Ability To Sell Products

      Our success is dependent upon our continued relationship with certain companies, including AG Communications Systems, Ascend, GlobeSpan, NetScout and Xylan. If any of these companies breaches or terminates its agreement or fails to perform its obligations under its agreement, we might not be able to sustain or grow our business. In particular, if any of these companies, other current corporate partners or future corporate partners discontinue their support of products that we have developed in cooperation with them, fail to continue to develop product enhancements required to meet customer demand, fail to appropriately address performance issues related to products that we have developed in cooperation with them, face claims of infringement of third party intellectual property rights with respect to the technology included in products that we have developed in cooperation with them or fail to continue to support joint marketing programs, our ability to sell products that we have developed in cooperation with them would be hampered. Additionally, in the event that any of our significant relationships are terminated, we may not be able to replace them in a timely manner, if at all.

Our Ability To Sustain Or Grow Our Business Might Be Harmed If We Lose Sales Of Access Products To Lucent

      We have a relationship with Premisys Communications through which we have exclusive distribution rights through April 2005 for Premisys’ IMACS system, which we market to Lucent and AT&T under the name Acculink Access Controller. We have also entered into a supply and exclusivity agreement with Lucent under which we are the exclusive supplier of Lucent’s requirements for various access products, such as the Acculink Access Controller, for resale through June 2001. Sales of Acculink Access Controller accounted for greater than 10% of our total revenues during each of 1997 and 1998. Our revenues would be adversely affected if Premisys fails to meet its obligations under the agreement or if Lucent or AT&T were to substantially reduce or discontinue their orders of Acculink Access Controller.

We Depend On Sole And Single Source Suppliers Which Exposes Us To Potential Supply Interruption

      We currently purchase a number of important parts, such as framers, semiconductors and embedded communications processors, from sole source vendors for which alternative sources are not currently available. Delays or interruptions in the supply of these components result in delays or reductions in product shipments. The purchase of these components from outside suppliers on a sole source basis subjects us to risks, including the continued availability of supplies, price increases and potential quality assurance problems. We currently purchase key components for which there are currently no immediate substitutes available from approximately 45 vendors. All of these components are critical to the production of our products. While alternative suppliers may be available to us, we must first identify these suppliers and qualify them. We cannot be certain that any such suppliers will meet our required qualifications or that we will be able to identify alternative suppliers in a timely fashion, if at all. We may not be able to obtain sufficient quantities of these components on the same or substantially the same terms. Consolidations involving suppliers could further reduce the number of alternatives for us and affect the cost of such supplies. An increase in the cost of such supplies could make our products less competitive with products which do not incorporate such components. Lower margins or less competitive product pricing could materially and adversely affect our business, financial condition and results of operation.

Our Sales Cycle Is Typically Long And Unpredictable

      Our business is subject to lengthy sales cycles. As a result, we may not recognize revenues from the sale of our products for long periods of time. Delays in product testing or approval, or cancellations of orders by customers, especially our NSP customers, could materially and adversely affect our revenues. On average, our sales cycle ranges from six to nine months. Sales of our products require a substantial commitment of capital and time from our customers, many of whom have lengthy internal procedures for approving large capital expenditures and lengthy testing and decision-making processes. Before our NSP customers purchase products from us, they must first make a decision to standardize their service on a particular product, which involves extensive testing. Our sales cycle may be slowed further, or affected by, budgetary constraints and purchasing requirements of our customers, all of which are beyond our control. Moreover, sales of our products often require significant training of both our customers and end users before the decision to purchase. As a result, we may expend significant resources pursuing potential sales opportunities that will not be consummated.

Because Of Our Long Product Development Process, We Incur Substantial Expenses Before We Earn Associated Revenues

      In order to remain competitive, we invest significant resources toward research and development of our current and potential products. Development costs and expenses are incurred before we generate any revenues from sales of products resulting from these efforts. Our current or future customer base may not purchase any products resulting from our current or future development efforts.

A Failure By Us To Protect Our Technology May Adversely Affect Our Ability To Compete

      Our success and ability to compete is substantially dependent upon our technology. A failure to protect our technology could result in competitors offering similar products potentially resulting in a loss of competitive advantage and decreased revenues. We rely on a combination of patent, trademark, copyright and trade secret laws and non-disclosure agreements to protect such technology. Currently, we hold over 155 United States patents and have over 100 United States patent applications pending. In addition, we hold certain corresponding foreign patents and have certain corresponding foreign patent applications pending. However, we cannot be certain that patents will be issued with respect to any of our pending or future patent applications. In addition, we do not know whether any of our issued patents will be upheld as valid or that they will prevent the development of competitive products.

      We seek to protect our intellectual property rights by limiting access to the distribution of our software, documentation and other proprietary information. If any third parties infringe our proprietary rights, such infringement could materially and adversely affect our competitive positions. As with our issued patents, we cannot be certain that the steps we have taken to protect our intellectual property will adequately prevent the misappropriation of any of our technology. Our competitors may independently develop technologies that are substantially equivalent or superior to our technologies. In addition, the laws of certain foreign countries do not protect our proprietary rights to the same extent as do the laws of the United States. Third parties may attempt to copy or reverse engineer aspects of our products or to obtain and use information that we regard as proprietary. Accordingly, we may not be able to protect our proprietary rights against unauthorized third party copying or use.

      We are also subject to the risk of adverse claims and litigation alleging infringement of the intellectual property rights of others. These claims may require us to enter into license arrangements or may result in protracted and costly litigation, regardless of the merits of such claims. We may not be able to obtain necessary licenses on commercially reasonable terms, if at all. From time to time, we receive and have received letters from others requesting licenses or indicating that our products may require a license. These letters are not uncommon in the industry, and these letters are dealt with according to normal business practices. For example, in March 1999, we received a letter from a third party patent owner alleging infringement by us of patents allegedly relating to equipment, including bar code scanners and circuit board manufacturing equipment, which we use in our manufacturing processes, and to integrated circuit microchips that we buy and incorporate into our products. We purchase this equipment and the microchips from vendors, who we believe may have an obligation to indemnify us in the event that the equipment and microchips infringe the patents. The patents referenced in this letter are also the basis for several infringement lawsuits commenced by the patent owner to which we are not a party. In some of those claims, the defendants are in the process of challenging the validity of the patents. No claim has been asserted beyond this letter, but we cannot assure you that the third party will not commence an infringement action against us. We are in the process of investigating the allegations. If an infringement claim is brought against us, we cannot assure you that we would prevail and any adverse outcome could require us, among other things, to pay royalties to the third party patent owner. Based on our investigation to date, we presently do not believe that any such adverse outcome would have a material adverse impact on our operations. However, we cannot assure you that future developments will not affect this conclusion or assure you that we will not receive other letters alleging infringement in the future.

If We Are Unable To Attract And Retain Key Personnel And A Skilled Workforce, We May Not Be Able To Sustain Or Grow Our Business

      Our success depends to a significant degree upon the continued contributions of the principal members of our sales, engineering and management personnel, many of whom would be difficult to replace. The loss of such personnel could materially and adversely affect our business, financial condition and results of operations. Specifically, we believe that our future success is highly dependent on our senior management, and in particular on Andrew May, President and Chief Executive Officer. Except for agreements with Messrs. May, Murphy and Slattery, we do not have employment contracts with our executive officers. In any event, employment contracts would not prevent key personnel from terminating their employment with us.

      We believe that our future success will also depend highly upon our ability to attract and retain highly skilled customer support and product development personnel. The market for qualified personnel in the telecommunications industry is highly competitive, and we frequently experience difficulty in recruiting qualified personnel. Recruiting qualified personnel is an intensely competitive and time-consuming process.

Our Reliance On International Sales May Make Us Susceptible To Global Economic Factors, Foreign Tax Law Issues And Currency Fluctuations

      We currently have 10 sales offices and subsidiaries in North America, Europe and Asia through which we market and sell our products. International sales accounted for approximately 20% of our total revenues in 1998. Our international operations subject us to risks to which we would not otherwise be exposed. These risks may cause our results of operations to fluctuate. For example, sales to customers outside of the United States accounted for approximately 30% of revenues in 1997 and 20% of revenues in 1998, respectively. This decrease was primarily due to the decline in sales of our older narrowband products and economic instability in Asia. Our international operations subject us to risks to which we would not otherwise be exposed, such as:

•	impact of recessions in economies outside of the United States;

•	currency exchange rate fluctuations;

•	political and economic instability;

•	policy, legal, regulatory or other changes affecting the telecommunications and data communications markets;

•	uncertain intellectual property rights protection;

•	potential adverse tax consequences;

•	change in tariffs; and

•	difficulties in accounts receivable collection.

Our Failure To Comply With Regulations Could Affect Our Product Offerings

      We are subject to a significant number of communications regulations and standards, some of which are evolving as new technologies are deployed and due to ongoing judicial and administrative proceedings. New regulations or new interpretations of existing laws or regulations, or compliance with additional existing regulations due to changes in the nature of our products could result in significant additional cost to Paradyne. Moreover, failure of our products to comply, or delays in compliance, with the various existing and evolving industry regulations and standards could delay the introduction of our products. Our products may be required to comply with various regulations, including those promulgated by the Federal Communications Commission (“FCC”), state public utilities commissions and various foreign governments. Our products must comply with the Communications Act of 1934 and the Telecommunication Act of 1996. In the United States, in addition to complying with FCC regulations, our products are required to meet certain safety requirements. For example, NSPs may require that our products that are located in their facilities be network equipment building standard certified before they purchase the products from us. Outside of the United States, our products are subject to the regulatory requirements of each country in which the products are manufactured or sold. These requirements vary widely, and we may be unable to obtain on a timely basis, or if at all, necessary approvals for the manufacture, marketing and sale of our products.

      Enactment by federal, state or foreign governments of new laws or regulations, changes in the interpretation of existing laws or regulations or a reversal of the trend toward deregulation in the telecommunication industry could materially and adversely affect our customers, and thereby materially and adversely affect our business, financial condition and results of operations.

Changes To Regulations Affecting The Telecommunications Industry Could Reduce Demand For Our Products

      If our NSP customers are required to comply with new laws, new regulations or new interpretations of existing laws or regulations, or if they are required to comply with additional existing regulations due to changes in the nature of their services, those changes could materially and adversely affect the market for our products. A large percentage of our customers are NSPs whose voice services, and many of their other network services, must comply with the Communications Act of 1934, the Telecommunications Act of 1996 and regulations prescribed by the FCC. Furthermore, most of our NSP customers’ voice services are subject to regulation by state public utilities commissions. Some of our NSP customers are subject to foreign government regulation. Many of these federal, state and foreign regulations continue to evolve due to ongoing judicial and administrative proceedings, particularly those federal regulations designed to define rights and obligations under the Telecommunications Act of 1996. For example, the FCC is considering changes to its regulations, including those relating to the access to copper telephone lines, the ability of customers to install equipment at an NSP’s central location and the compatibility requirements placed upon equipment which may be run on copper telephone lines. Furthermore, the United States Congress is considering a variety of amendments to the Communications Act of 1934 and the Telecommunications Act of 1996.

Compliance With Evolving Industry Standards Could Adversely Affect Our Product Offerings

      Many of our products must comply with equipment standards adopted by national and international standards bodies. If we are required, or deem it otherwise necessary or advisable, to comply with new standards or with additional existing standards due to changes in standards, we may have to modify our current or future products. The costs of any modification could materially and adversely affect our business, financial condition and results of operations. Compliance with these standards is important because it often enhances the marketability of our products. Many of those standards are influenced by industry committees that develop draft standards and technical reports. These industry committees often include us, our customers, and our competitors and their customers.

We Rely Heavily On Distributors And Resellers

      We estimate that in 1998 over 70% of our sales were made through distributors and resellers. We often rely on distributors and resellers to provide installation, training and customer support to the ultimate end users of our products. As a result, our success depends on the continued sales and customer support efforts of our network of distributors and resellers. Any reduction, delay or loss of orders from our significant distributors or resellers could materially and adversely affect our revenues.

Our Ability To Sustain Or Grow Our Business May Be Harmed If We Are Unable To Provide Adequate Customer Support

      Our ability to continue to grow our company and to retain current and future customers depends in part upon the quality of our customer support operations. A failure to offer adequate customer support could materially and adversely affect our reputation or cause demand for our products to decline. Our customers generally require significant support and training prior to the installation and deployment of our products. Providing adequate levels of support to our customers, requires significant expenditures of resources and capital. As the market for high-speed access devices grows and as the technology for these devices continues to evolve, we will need to augment and improve upon our customer support operations.

We May Not Be Able To Finance Our Growth And Capital Requirements

      Substantial working capital is required in order to fund and continue to build our business. If we fail to do so, we will not be able to remain competitive or continue to meet the increasing demands for our products. We expect to use the net proceeds of this offering for general corporate purposes, including working capital and capital expenditures. We may also need to spend significant amounts of cash to fund operating losses and increases in expenses, take advantage of opportunities or respond to developments or competitive pressures. We believe that the proceeds from the initial public offering and the proceeds of this offering, together with our existing capital resources and our revolving line of credit facility with BankAmerica NT&SA, will allow us to meet our capital requirements for at least the next 18 months. However, our capital requirements depend on several factors, including the rate of market acceptance of our products, the ability to expand our client base, the growth of our sales and marketing efforts and other factors. If capital requirements vary materially from those currently planned, we may require additional financing sooner than anticipated. We cannot be certain that additional financing will be available to us when needed or that such financing can be obtained on terms favorable to us. If adequate funds are not available or are not available on acceptable terms, we may be unable to develop or enhance our services, take advantage of future opportunities or respond to competitive pressures.

We Rely Upon Distributions, Dividends And Loans From Our Subsidiaries In Order To Meet Our Obligations And Commitments

      As a holding company, we have no operations of our own. If our subsidiaries are unable to pay dividends or make loans or other distributions to us, we may not be able to meet obligations and debts that we incur, and the market price of our common stock could be adversely affected. In connection with a line of credit facility, our operating subsidiary Paradyne Corporation and its Canadian subsidiary are restricted from paying dividends and making loans and other distributions. For a further description of these restrictions, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

The Year 2000 Problem May Severely Disrupt Our Business, Financial Condition And Results Of Operations

      As is true for most companies, the Year 2000 problem creates a risk for us. Some computers, software and other equipment include programming code in which calendar year data is abbreviated to only two digits

(e.g., 99) rather than four digits (e.g., 1999). As a result, these systems automatically assume that the first two digits of a calendar year are “1” and “9.” Therefore, time-sensitive functions of these systems may misinterpret dates after January 1, 2000, to refer to the twentieth century rather than the twenty-first century (i.e., “02” could be interpreted as “1902” rather than “2002”). The problems associated with this design decision are commonly referred to as the “Millennium Bug,” “Year 2000 problem” or “Y2K problem.” If systems do not correctly recognize date information when the year changes to 2000, there could be an adverse impact on our operations. The risk exists primarily in three areas:

•	systems we use to run our business;

•	systems used by our service providers, distributors and suppliers; and

•	the potential for failures of our products, particularly our central office-based systems, due to Year 2000 problems associated with products manufactured by other equipment vendors used in conjunction with our products.

      A disruption in the operations of parties with whom we interact could materially and adversely affect our business, financial condition and results of operations.

      Substantial uncertainty remains in the software industry concerning the potential effects associated with the Year 2000 problem. We have developed a comprehensive multi-year plan to ensure that our internal computer software and hardware systems will be Year 2000 compliant. While we believe that we have implemented a comprehensive plan for addressing the Year 2000 problem and anticipate completing our compliance activities in a timely manner, we cannot be certain that these Year 2000 compliance efforts will be successful. Furthermore, the financial impact of making the required systems changes cannot be known precisely at this time.

      We are currently developing contingency plans to be implemented as part of our efforts to identify and correct Year 2000 problems affecting our internal systems. We expect to complete these contingency plans by the end of the third quarter of 1999. Depending on the systems affected, these plans could include accelerated replacement of affected equipment or software, increased work hours for our personnel or use of contract personnel to correct on an accelerated schedule any Year 2000 problems which may arise, the provision of manual workarounds for information systems, and other similar approaches. If we are required to implement any of these contingency plans, such plans may materially and adversely affect our business, financial condition and results of operations. Additionally, we may not complete these contingency plans in a timely manner, and failure to do so could materially and adversely affect our business, financial condition and results of operations.

          If Our Products Contain Defects, We May Be Subject To Significant Liability Claims From

          Our Customers And The End-Users Of Our Products And Incur Significant Unexpected
          Expenses And Lost Sales

      Our products are complex and, despite extensive testing, may therefore contain undetected errors or failures. If this happens, we may experience delay in or loss of market acceptance and sales, product returns, diversion of research and development resources, injury to our reputation or increased service and warranty costs. We also have exposure to significant liability claims with respect to our customers because our products are designed to provide critical communications services. Although we attempt to limit such exposure through product liability insurance and through contractual limitations in our customer agreements, such precautions may not cover all potential claims resulting from a defect in one of our products.

Management And Our Single Largest Stockholder May Limit Your Ability To Influence The Outcome Of Director Elections And Other Stockholder Matters

      Our executive officers, directors and principal stockholders and their affiliates beneficially owned approximately 76% of our outstanding shares of common stock, as of July 31,1999. As a result, these stockholders, if acting together, would be able effectively to control substantially all matters requiring approval by our stockholders.

      Entities associated with Texas Pacific Group owned approximately 54% of our outstanding shares of common stock, as of July 31,1999 and will be able to exercise control over Paradyne, subject to the fiduciary duties of its representatives on the board of directors under Delaware law. The interests of Texas Pacific Group may not always coincide with the interests of other stockholders. Texas Pacific Group, through its representatives on the board of directors, could cause us to enter into transactions or agreements which we would not otherwise consider absent Texas Pacific Group influence.

Our Stock Price May Be Volatile And You May Not Be Able To Resell Shares At Or Above The Offering Price

      Prior to the effective date of our initial public offering on July 15, 1999, there was no public market for our common stock. The trading price of our common stock could be subject to wide fluctuations in response to various factors, some of which are beyond our control, such as:

•	actual or anticipated variations in quarterly results of operations;

•	changes in intellectual property rights of Paradyne or our competitors;

•	announcements of technological innovations;

•	the introduction of new products or changes in product pricing by Paradyne or our competitors;

•	changes in financial estimates by securities analysts;

•	announcements of significant acquisitions, strategic partnerships, joint ventures or capital commitments by us or our competitors; and

•	additions or departures of key personnel.

A Failure To Manage Our Growth Could Adversely Affect Our Business

      We have experienced expansions and contractions of our operations in the past. If we are unable to manage our growth effectively, our future profitability could be adversely affected. We anticipate that expansion of our operations will be required to address the potential growth in our client base and the opportunities in the broadband access market. Our current expansion is placing a significant strain on our managerial, operational and financial resources. We may not have adequate resources to support our future operations.

We May Engage In Acquisitions, And We May Be Unable To Successfully Integrate Any New Operations, Technologies, Products Or Personnel

      Recently, the telecommunications industry has experienced substantial mergers and acquisitions activity. We have engaged in discussions in the past with third parties concerning potential acquisitions of product lines, technologies and businesses. However, we currently have no commitments or agreements with respect to any such acquisition. In the event that such an acquisition does occur, because of the small size of our management team, we may be particularly susceptible to risks associated with the assimilation of operations, technologies, products and personnel and the diversion of management’s attention from other business concerns.

Should We Sell A Substantial Number Of Shares Of Our Common Stock In The Public Market, The Price Of Our Common Stock Could Fall

      Sales of a substantial number of shares of our common stock in the public market after our initial public offering could cause the market price of our common stock to decline and could impair our ability to raise additional capital through the sale of equity securities. As of July 31, 1999, we had approximately 30,634,473 shares of common stock outstanding, of which approximately 6,979,527 shares are freely transferable without restriction or registration under the Securities Act, unless such shares are held by our affiliates, as that term is defined in Rule 144 under the Securities Act. The remaining 23,654,946 shares of common stock held by existing stockholders as of July 31, 1999 are “restricted securities” as that term is defined in Rule 144 (the “Restricted Securities”). Approximately 23,463,735 shares of our common stock are subject to “lock-up” agreements which generally prohibit the sale or other transfer of such shares during the period beginning on July 15, 1999 and ending on January 11, 2000 without the prior written consent of Donaldson, Lufkin & Jenrette Securities Corporation, the lead manager of our initial public offering. As of January 12, 2000, all of these shares will become eligible for sale, subject in most cases to the limitations of Rule 144 and Rule 701. Restricted shares held by non-affiliates will be eligible for sale under Rule 144(k) without volume and manner of sale restrictions. In addition, we have filed a registration statement on Form S-8 with the Securities and Exchange Commission covering the 7,250,000 shares of common stock reserved for issuance under our 1996 Equity Incentive Plan, 1999 Employee Stock Purchase Plan and 1999 Non-Employee Directors’ Stock Option Plan. Upon expiration of the lock-up period discussed above, approximately 2,039,113 shares will be subject to immediately exercisable options (based on options outstanding on July 31, 1999). Sales of a large number of any of these shares could have an adverse effect on the market price for our common stock.

Our Corporate Charter And Bylaws May Discourage Take-Over Attempts And Depress The Market Price Of Our Stock

      Provisions in our restated certificate of incorporation and bylaws may have the effect of delaying or preventing a change of control or changes in our management. These provisions include:

•	the right of the board of directors to elect a director to fill a vacancy created by the expansion of the board of directors;

•	the ability of the board of directors to alter our bylaws without obtaining stockholder approval;

•	the requirement that at least 50% of the outstanding shares of common stock are needed to call a special meeting of stockholders;

•	the division of the board of directors into three classes, with each class serving staggered three-year terms; and

•	the requirement that all actions by stockholders must be effected at a duly called meeting of the stockholders and may not be effected by a consent in writing.

      These provisions could discourage take-over attempts and could adversely affect the market price of our common stock. In addition, these provisions may limit the ability of stockholders to remove our current management. In addition, our board of directors can issue up to 5,000,000 shares of preferred stock without the approval of the holders of common stock. Any preferred stock may have rights senior to the common stock. The issuance of preferred stock could adversely affect the voting power of holders of common stock and reduce the likelihood that such holders will receive dividend payments and payments upon liquidation. Such issuance could have the effect of decreasing the market price of the common stock. The issuance of preferred stock could also have the effect of delaying, deterring or preventing a change in control of Paradyne.

Item  3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      If we were to borrow from our revolving line of credit facility with Bank of America NT&SA we would be exposed to changes in interest rates. Additionally, we are exposed from investments in some held-to maturity securities. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. Additionally, we do not currently engage in foreign currency hedging transactions to manage exposure for transactions denominated in currencies other than U.S. dollars.

PART II — OTHER INFORMATION

Item  1.  LEGAL PROCEEDINGS

      Not applicable.

Item  2.  CHANGES IN SECURITIES

(a)  Not applicable.

(b)  Not applicable.

(c)  Not applicable.

(d)  Use of Proceeds.

      The Company’s Registration Statement on Form S-1 (Registration No. 333-76385) was declared effective on July 15, 1999. The Company sold 4,000,000 shares of its common stock at an initial price of $17.00 per share. The Company received net proceeds of approximately $62,240,000 after deducting estimated underwriting discounts, commissions, and offering expenses. The Company used $10.4 million of the net proceeds of the offering to repay all outstanding indebtedness under its $35,000,000 revolving line of credit facility with Bank of America NT&SA. It intends to use the remainder of the net proceeds for general corporate purposes, including working capital and capital expenditures. The Company is currently assessing the specific uses and allocations for these remaining funds.

Item  3.  DEFAULTS UPON SENIOR SECURITIES

      Not applicable.

Item  4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      On June 1, 1999, stockholders representing approximately 97% of the outstanding capital stock of the Company, in an action by written consent, approved an increase in the number of the Company’s directors to seven (7) and elected the following persons to serve as directors of the Company:

      Thomas E. Epley

      David Bonderman
      Keith B. Geeslin
      Andrew S. May
      David M. Stanton
      William R. Stensrud
      Peter F. Van Camp

      On June 3, 1999, stockholders representing approximately 97% of the outstanding capital stock of the Company approved the following items in an action by written consent:

1.	The amendment and restatement of the Company’s Certificate of Incorporation (effecting a 1-for-2 reverse stock split of the Company’s common stock);
2.	The adoption of the Company’s 1996 Amended and Restated Equity Incentive Plan, the 1999 Employee Stock Purchase Plan, and the 1999 Non-Employee Directors’ Stock Option Plan; and
3.	The approval of the form of Indemnification Agreement to be entered into by the Company and each of its executive officers and directors.

      Prompt notice of the taking of both the June 1 and June 3 actions was given to those stockholders who did not consent in writing to these actions.

Item  5.  OTHER INFORMATION

      Not Applicable.

Item  6.  EXHIBITS AND REPORTS ON FORM 8-K

  (a)  Exhibits

Item		Description

3(i) (1)	—	Certificate of Incorporation of the Company
3(ii)(1)	—	Bylaws of the Company
27.1	—	Financial Data Schedule

(1)	Filed with the Company’s Registration Statement on Form S-1, Registration No. 333-76385, declared effective on July 15, 1999, and incorporated herein by reference.

  (b)  Reports on Form 8-K

      The Company did not file any reports on Form 8-K during the quarter ended June 30, 1999.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Paradyne Networks, Inc.

Date: August 27, 1999

/s/ ANDREW S. MAY

Andrew S. May
President, Chief Executive
Officer, and Director (Principal Executive Officer)

/s/ PATRICK M. MURPHY

Patrick M. Murphy
Senior Vice President,
Chief Financial Officer,
And Treasurer (Principal
Financial and
Accounting Officer