Form 10-Q
period 1999-09-30
PARADYNE NETWORKS INC
filed 1999-11-15
CIK 76174

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 1999
OR

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Yes  [X]  No  [   ].

      The number of shares outstanding of the Registrant’s Common Stock as of October 31, 1999 was 30,816,490.

PARADYNE NETWORKS,INC.

For the Period Ended September 30, 1999

PARADYNE NETWORKS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	September 30,	December 31,
	1999	1998

	(Unaudited)
ASSETS

CURRENT ASSETS:

Cash and cash equivalents	$61,081	$2,356

Accounts receivable less allowance for doubtful accounts of $3,683 and $3,007 at September 30, 1999 and December 31, 1998, respectively	21,857	30,362

Income tax receivables	4,247	4,230

Inventories (Note 2)	19,231	16,997

Prepaid expenses & other current assets	2,434	1,808

Total current assets	108,850	55,753

Property plant & equipment, less accumulated depreciation of $14,040 and $10,750 at September 30, 1999 and December 31, 1998, respectively	15,675	16,103

Other Assets	2,407	3,207

Total assets	$126,932	$75,063

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:

Accounts payable	$13,377	$17,205

Current portion of debt	485	16,483

Payroll & benefit related liabilities	6,902	6,263

Other current liabilities	7,319	7,420

Total current liabilities	28,083	47,371

Long term Debt	294	353

Total liabilities	28,377	47,724

Stockholders’ equity:

Common Stock, par value $.001; 60,000,000 shares authorized, 30,686,088 and 25,668,723 shares issued and outstanding as of September 30,1999 and December 31, 1998, respectively	31	26

Additional paid-in capital	90,921	21,058

Retained earnings	10,263	6,639

Other equity Adjustments	(2,660)	(384)

Total stockholders’ equity	98,555	27,339

Total liabilities and stockholders’ equity	$126,932	$75,063

See accompanying Notes to Consolidated Financial Statements

PARADYNE NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Thousands except per share amounts)
Unaudited

	Three months Ended		Nine months Ended
	September 30,		September 30,

	1999	1998	1999	1998

Revenues:

Sales	$56,749	$49,966	$159,882	$137,845

Services	897	573	1,788	1,601

Royalties	100	845	2,918	1,195

Total Revenues	57,746	51,384	164,588	140,641

Total cost of sales	31,592	28,913	91,657	74,964

Gross Margin	26,154	22,471	72,931	65,677

Operating expenses:

Research and development	9,068	8,866	26,903	26,148

Selling, general & administrative	13,932	13,612	41,590	41,675

Amortization of deferred stock compensation	1,254	0	1,389	0

Restructuring charges	0	167	5	226

Total operating expenses	24,254	22,645	69,887	68,049

Operating Income (Loss)	1,900	(174)	3,044	(2,372)

Other (income) expenses:

Interest, net	(375)	394	317	1,433

Other, net	(143)	(129)	(2,684)	(61)

Income (Loss) before provision for income tax	2,418	(439)	5,411	(3,744)

Provision (benefit) for income tax	551	(100)	1,786	(857)

Net Income (Loss)	$1,867	$(339)	$3,625	$(2,887)

Weighted average number of common shares outstanding

Basic	30,666	25,627	27,638	25,613

Diluted	32,494	25,627	29,466	25,613
Earnings per common share

Basic	$0.06	$(0.01)	$0.13	$(0.11)

Diluted	$0.06	$(0.01)	$0.12	$(0.11)

Consolidated Statements of Comprehensive Income Net Income (Loss)	1,867	(339)	3,625	(2,887)

Translation adjustments	(55)	(139)	439	(260)

Comprehensive Income	1,812	(478)	4,064	(3,147)

See accompanying Notes to Consolidated Financial Statements

PARADYNE NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)
Unaudited

	Nine Months Ended
	September 30,

	1999	1998

Cash flows provided by operating activities:

Net Income (Loss)	$3,625	$(2,887)

Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:

Increase/(Decrease) in allowance for bad debts	676	2,518

Depreciation & Amortization (includes deferred stock compensation)	5,747	3,898
(Increase) decrease in assets

Receivables	7,812	6,879

Inventories	(2,234)	(4,370)

Other Assets	(276)	680
Increase (decrease) in Liabilities

Accounts Payable	(3,828)	4,861

Payroll Related	639	1,140

Other Current Liabilities	(101)	(2,937)

Net cash provided by operating activities	12,060	9,782

Cash flows provided by (used in) investing activities:

Capital (Expenditures)/Retirements	(3,507)	(5,492)

Proceeds from sale of Property, Plant and Equipment	26	481

Net cash (used in) investing activities	(3,481)	(5,011)

Cash flows provided by (used in ) financing activities:

Proceeds from debt issued to parent	—	5,000

Payment of Acquisition Costs	—	(119)

Net proceeds from stock transactions	65,765	114

Borrowings/Repayment of Bank Line of Credit	(16,067)	(7,633)

Borrowings under other debt obligations	388	965

Repayments under other debt obligations	(379)	(3,516)

Net cash provided by (used in) financing activities	49,707	(5,189)

Effect of foreign exchange rate changes on cash	439	(260)

Net Increase (decrease) in cash and cash equivalents	58,725	(678)

Cash and cash equivalents at beginning of period	2,356	3,240

Cash and cash equivalents at end	$61,081	$2,562

Supplemental disclosure of cash flow information:	—	—
Non-cash transactions

Stock issued for Notes	$1,135	$—

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

      The accompanying unaudited consolidated financial statements include the results of the Company and its wholly-owned subsidiaries: Paradyne Corporation; Paradyne Canada Ltd.; Paradyne Japan Corporation;Paradyne International Ltd.; Paradyne Worldwide Corp. (formerly Paradyne Far East Corporation); Ark Electronic Products Inc.; Paradyne GmbH; and Paradyne International Sales Ltd. Intercompany accounts and transactions have been eliminated in consolidation.

      The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not contain all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, such statements reflect all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of interim period results. These financial statements should be read in conjunction with the December 31, 1998 audited financial statements and notes thereto included in the Company’s Registration Statement on Form S-1 as filed with the Securities and Exchange Commission on July 15, 1999 (the “IPO Registration Statement”) for its initial public offering of Common Stock (the “IPO”).

      The results of operations for the interim periods are not necessarily indicative of results to be expected for the entire year or for other future interim periods.

2.  Inventory

      Inventories at September 30, 1999 and December 31, 1998 are summarized as follows (in thousands):

	September 30,	December 31,
	1999	1998

Raw materials	$12,980	$11,064

Work-in-process	2,868	1,970

Finished goods	3,383	3,963

	$19,231	$16,997

3.  Earnings Per Share

      The following table summarizes (in thousands, except per share data) the weighted average shares outstanding for basic and diluted earnings per share for the periods presented.

	Three months		Nine months
	ended		ended
	September 30,		September 30,

	1999	1998	1999	1998

Net Income (Loss)	$1,867	$(339)	$3,625	$(2,887)
Weighted average of common shares outstanding

Basic	30,666	25,627	27,638	25,613

Dilutive effect of stock options	1,828		1,828

Diluted	32,494	25,627	29,466	25,613

Earnings per common share:

Basic	$.06	$(.01)	$.13	$(.11)

Dilutive effect of stock options	$(.00)		$(.01)

Diluted	$.06	$(.01)	$.12	$(.11)

      Options are not included in the 1998 calculations of diluted loss per share due to their antidilutive effect.

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

4.  Stock Option Plan

      During the third quarter of 1999, one executive of the Company issued a promissory note for $166,000 to the Company in connection with the purchase of 37,500 shares of common stock. The principal balance of the note and the related accrued interest at 5.67% are payable at the earlier of the termination of employment or five years from the date of the note. The full recourse note is held in escrow by the Company. All unvested shares purchased with the notes are subject to repurchase by the Company if the respective executive or key employee terminates their employment before becoming fully vested. The balance of all notes receivable in connection with the purchase of common stock as of September 30, 1999 was $1.3 million plus accrued interest.

      On July 15, 1999 (IPO date) employee stock options to acquire 77,922 shares of Company stock which vested only as a result of the IPO were outstanding at a weighted average price of $2.38. These stock options were considered to be part of a variable plan because the number of stock options vested only at the time of the IPO (it could have been zero absent an IPO). Accordingly, the Company recorded compensation of approximately $1.1 million related to these stock options (included in amortization of deferred stock compensation) that vested upon completion of the IPO. Additionally, amortization of deferred stock compensation of $.2 million was also recorded during the quarter.

5.  Secondary Offering

On September 28, 1999 Paradyne Networks, Inc.’s stockholders sold 5,000,000 shares of their common stock in a secondary offering.

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

Overview

      We are a leading developer, manufacturer and distributor of broadband and narrowband network access products for network service providers (“NSPs”) and business customers. We offer solutions that enable business class, service level managed, high-speed connectivity over the existing telephone network infrastructure and provide for cost-effective access speeds of up to 45 MBPS. We market and sell our products worldwide to NSPs and business customers through a multi-tier distribution system that includes direct sales, strategic partner sales, NSP sales and traditional distributor or value added reseller (“VAR”) sales. We estimate that direct and indirect sales to, and services performed for Lucent accounted for approximately 29% of our total revenues for the first nine months of 1999. Sales to Rhythms, an NSP, accounted for approximately 28% of our total revenue during the nine months of 1999. A loss or a significant reduction or delay in sales to any of our major customers could materially and adversely affect our business, financial condition and results of operations.

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

Three Months Ended September 30, 1999 Compared to Three months Ended September 30, 1998

      Revenues. Total revenues increased $6.4 million, or 12.4% to $57.7 million for the three months ended September 30, 1999 from $51.4 million for the same period in 1998. The increase was primarily due to an increase in the volume of sales of our broadband access products. As a percentage of total revenues, equipment sales were 98.3% of total revenues for the three months ended September 30, 1999 compared to 97.2% for the three months ended September 30, 1998. The change in percentage is mostly due to a net decrease in royalty revenues.

      Gross Margin. Gross margin increased $3.7 million or 16.4% to $26.2 million for the three months ended September 30, 1999 from $22.5 million for the three months ended September 30, 1998. Most of the increase results from increased sales of our broadband access products. Gross margin for equipment sales increased $4.2 million reflecting increased sales of Broadband products. Gross margin as a percentage of total revenues increased to 45.3% in 1999 from 43.7% in 1998 primarily because of increased shipments of higher margin product within the Broadband product family, in addition to cost reductions.

      Research and Development Expenses. Research and development expenses increased $ .2 million, or 2.3%, to $9.1 million for the three months ended September 30, 1999 from $8.9 million in 1998. As a percentage of total revenues, research and development expense decreased to 15.7% for the three months ended September 30,1999 from 17.3% in the same period of 1998. This decrease is primarily attributable to the 12.4% increase in revenue during the period.

      Selling, General and Administrative (“SG&A”) Expenses. SG&A expenses increased $.3 million, or 2.4%, to $13.9 million in the three months ended September 30, 1999 from $13.6 million for the three months ended September 30, 1998. SG&A expense as a percentage of revenue declined from 26.5% for the three months ended September 30, 1998 to 24.1% for the three months ended September 30, 1999. This decrease resulted due to the 12.4% increase in revenue during the period.

      Amortization of Deferred Stock Compensation. The $1.3 million deferred stock compensation amount was due to both the vesting of stock options as a result of the Initial Public Offering on July 15,1999 ($1.1 million) which subjected the stock options to variable plan accounting, and the amortization of deferred stock compensation over the vesting period of the options, generally four years ($.2 million). Amortization of deferred stock compensation is related to the previous granting of stock options to key employees at prices deemed to be below fair market value for financial reporting purposes.

      Interest and Other (Income) Expense, Net. Interest and other (income) expense, net, increased by $.8 million to $.5 million of income for the three months ended September 30, 1999, from $.3 million of expense for the same period in 1998. Interest and other (income) expense, net, is related to interest on notes payable and borrowings under lines of credit, interest on short term investments and foreign exchange gains and losses. This increase in income was primarily attributable to earnings from the investment of proceeds from the initial public offering and the retirement of debt using IPO proceeds during the third quarter of 1999 .

      Provision (Benefit) For Income Taxes. Provision (benefit) for income taxes increased by $.7M to $.6M of provision for the three months ended September 30, 1999, from $.1M of benefit for the same period in 1998. The anticipated effective tax rate for the year was adjusted during the quarter, principally due to the availability of research tax credits, resulting in a reduced quarterly tax rate of 22.8%. Our secondary offering during the quarter reduced Texas Pacific Group’s ownership below 50%, allowing us to take advantage of a tax credit for increased research spending.

Nine Months Ended September 30, 1999 Compared to Nine Months Ended September 30, 1998

      Revenues. Total revenues increased $23.9 million, or 17.0% to $164.6 million for the nine months ended September 30, 1999 from $140.6 million for the same period in 1998. The increase was primarily due to an increase in the volume of sales of our broadband access products. As a percentage of total revenues, equipment sales were 97.1% of total revenues for the nine months ended September 30, 1999 compared to 98.0% for the nine months ended September 30, 1998. The percentage decrease is mostly due to a $1.7 million increase in royalty income in 1999 which includes a one-time royalty fee from Globespan related to termination of an existing agreement, and a one-time license fee from a third party for intellectual property relating to narrowband technology.

      Gross Margin. Gross margin increased $ 7.3 million or 11.0% to $72.9 million for the nine months ended September 30, 1999 from $65.7 million for the nine months ended September 30, 1998. Most of the increase results from increased sales of our broadband access products and a $1.7 million increase in royalty revenues. Gross margin for equipment sales increased $5.4 million reflecting increased sales in 1999 over 1998 levels. Gross margin as a percentage of total revenues decreased to 44.3% in 1999 from 46.7% in 1998 reflecting sales earlier in 1999 at lower margin percentages due to the competitive pricing of newly introduced products.

      Research and Development Expenses. Research and development expenses increased $.8 million, or 2.9%, to $26.9 million for the nine months ended September 30, 1999 from $26.1 million for the first nine months of 1998. This increase was primarily attributable to a $.6 million increase in professional and contractor fees and $.2 million in engineering supplies and equipment used in the development of prototypes. As a percentage of total revenues, research and development expense decreased to 16.3% for the first nine months of 1999 from 18.6% in the first nine months of 1998. This decrease is primarily attributable to the 17.0% increase in revenue during the period.

      Selling, General and Administrative (“SG&A”) Expenses . SG&A expenses decreased $.1 million, or less than 1%, to $41.6 million in the nine months ended September 30, 1999 from $41.7 million for the nine months ended September 30, 1998. SG&A as a percentage of revenue declined from 29.6% for the nine months ended September 30, 1998 to 25.3% for the nine months ended September 30, 1999. This decrease resulted primarily due to the 17.0% increase in revenue during the period.

      Amortization of Deferred Stock Compensation. The $1.4 million deferred stock compensation amount was due to both the vesting of stock options as a result of the Initial Public Offering on July 15, 1999 ($1.1 million) which subjected the stock options to variable accounting, and the amortization of deferred stock compensation over the vesting period of the options, generally four years ($.3 million). Amortization of deferred stock compensation is related to the previous granting of stock options to key employees at prices deemed to be below fair market value for financial reporting purposes.

      Interest and Other (Income) Expense, Net. Interest and other (income) expense, net, increased by $3.7 million to $2.4 million of income for the nine months ended September 30, 1999, from $1.4 million of expense for the same period in 1998. Interest and other (income) expense, net, is related to interest expense on notes payable and borrowings under lines of credit, interest income on short term investments, gains and losses on capital equity investments and foreign exchange gains and losses. The increase in other income was primarily attributable to the receipt by Paradyne of approximately $3.0 million of income from the sale of patents. Net interest expense also decreased by $1.1 million due to a reduction in the debt related to Lucent and Communication Partners, L.P. and the earnings from the investments of proceeds from the initial public offering which was offset by a $.2M increase in foreign exchange losses.

      Provision (Benefit) For Income Taxes. Provision (benefit) for income taxes increased by $2.6M to $1.8M of provision for the nine months ended September 30, 1999, from $.9M of benefit for the same period in 1998. The tax rate was adjusted to an estimated effective annual rate of 33% for the period principally due to the availability of research tax credits. Our secondary offering during the quarter reduced Texas Pacific Group’s ownership below 50%, allowing the Company to take advantage of the tax benefit for increased research spending.

Liquidity and Capital Resources for the Nine Months ended September 30, 1999

      Cash provided by operations for the nine months ended September 30,1999 totaled $12.1 million and resulted primarily from net income which, after adjusting for non-cash impacting items such as depreciation and amortization and provisions for bad debts, totaled $10.0 million. A major contributor to this net income was the net proceeds from a license of intellectual property related to modem technology and sale of patents totaling $4.3 million. Also contributing to cash provided by operations was a reduction in receivables amounting to $7.8 million. Strong collections of trade receivables accounted for $7.3 million of the reduction. Decreases to cash from operating activities partially offsetting the above contributions included a $3.8 million reduction in accounts payable resulting primarily from timing of OEM shipments as well as a $2.2 million increase in inventories in anticipation of heavy customer demand in the early fourth quarter.

      Net cash used in investing activities for the nine months ended September 30, 1999 totaled $3.5 million and reflects capital expenditures made in support of operations. The company anticipates that capital requirements for the remainder of the year will be in the $1.5 million to $3.0 million per quarter range.

      Net cash provided by financing activities for the nine months ended September 30, 1999 totaled $49.7 million. Proceeds net of underwriting fees from our July 1999 initial public offering totaled $63.2 million. Additionally, proceeds from the exercise of stock options totaled $3.1 million. The net cash provided by financing activities was offset in part by the debt repayments on our Bank of America NT&SA revolving credit facility of $16.1 million. Net borrowings were not required to fund operations and capital expenditures in the period. A portion of the proceeds from the July 1999 initial public offering was used to pay down the Bank of America NT&SA revolving credit facility.

      The Company had $61.1 million of cash and cash equivalents at September 30, 1999 representing an increase of $58.7 million from $2.4 million at December 31, 1998. Working capital increased $72.4 million from $8.4 million at December 31, 1998 to $80.8 million at September 30, 1999.

      On July 15, 1999, the Company raised $63.2 million in an initial public offering. The Company believes that the proceeds from the initial public offering, together with the cash flows from operations and borrowings under the Bank of America NT&SA line of credit facility, will be sufficient to meet our working capital needs for at least the next 18 months.

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

      Assessment: In 1996 we identified the Year 2000 problem as a potential risk to our operations. As a result, we developed a comprehensive multi-year plan to make our internal computer software and hardware systems Year 2000 compliant. Our Year 2000 compliance plan is comprised of 3 phases: an assessment phase; an implementation phase; and a testing phase. This plan, initiated in the first quarter of fiscal 1997, is in the final stages of implementation. While we believe that we have implemented a comprehensive plan for addressing the Year 2000 problem and anticipate completing our compliance activities in a timely manner, we cannot be certain that these Year 2000 compliance efforts will be successful. The financial impact of making the required systems changes cannot be known precisely at this time, but we currently expect these expenses to be less than approximately $4.0 million. The financial impact, could, however, exceed this estimate. Nonetheless, these costs are not expected to be material to our business, financial condition, or results of operation. To date, we have incurred expenses of approximately $3.8 million.

      Internal Infrastructure: We believe that we have identified all of the major computer hardware, software applications and other calendar year dependent equipment used in connection with our internal operations. Our Year 2000 compliance plan addresses items that must be modified, upgraded, or replaced in order to minimize the possibility of a material disruption of our business. We have replaced our accounting, sales, distribution and manufacturing systems with what we believe to be a Year 2000 compliant enterprise resource planning system. We have replaced our human resource and payroll systems application software with what we believe to be Year 2000 compliant software, and we have replaced our internal phone system and associated equipment with what we believe to be a Year 2000 compliant system. To date, we have modified, upgraded and replaced, as appropriate, other computer software applications, hardware, and equipment that could potentially be adversely affected by the Year 2000 problem. Monthly updates on Year 2000 activities are made available to all employees. We have substantially completed the implementation phase as of the end of the third quarter of 1999. The fourth quarter of 1999 has been reserved for final testing of all of our systems for compliance.

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

      Contingency Plans: Since we cannot be certain that we have found and corrected every Y2K issue, contingency plans have been developed which include equipment backups and reserves, manual workarounds, and skilled programmers ready to respond to issues as they arise. Any or all of these resources can be deployed quickly in the event of a system outage. We do not anticipate that these plans, if implemented, will materially or adversely affect our business, financial condition or results of operation.

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

Inflation

      Because of the relatively low levels of inflation experienced in 1996, 1997, 1998 and 1999 to date, inflation did not have a significant effect on our results in such periods.

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

  Various Factors Could Cause Our Results To Fluctuate

      Paradyne’s quarterly and annual results of operations have fluctuated in the past and are likely to fluctuate significantly in the future due to a variety of factors, many of which are outside of our control. Fluctuations in our results could cause our stock price to decline substantially. Some of these factors that might affect our results of operations include:

•	The timing and amount of, or cancellation or rescheduling of orders for our products and services to existing and new customers. This may adversely affect our operating results in any particular quarter if we were unable to recognize revenue for a particular sale in the quarter in which such sale was expected.

•	Our ability to develop, introduce, ship and support new products and product enhancements and manage product transitions on a timely basis. Our failure to accomplish these tasks could render our products obsolete or non-competitive, particularly since technology in our industry changes often. As a result, customers may decide to purchase competitive products, which could cause our revenues to suffer.

•	Announcements, new product introductions and reductions in price of products offered by our competitors. These events could also cause our customers to decide to purchase the products of our competitors which would adversely affect our revenues and, therefore, our results of operations. Also, we may feel it necessary to reduce prices of our products, which could impact operating margins and net income.

•	Our ability to achieve cost reductions. As with all companies, we constantly strive to improve our margins through reductions in our cost of sales. Failure to reduce our costs could reduce our margins which in turn could adversely affect our ability to operate profitably.

•	Our ability to obtain sufficient supplies of sole or limited source components for our products. If we cannot obtain components for our products, we may be unable to produce sufficient quantities of our products to meet demand. As a result, our revenues could be adversely affected. This is particularly true with respect to obtaining sole or limited source components because replacement sources, if any, will take time to identify.

•	The timing and rate of deployment of our products by NSPs. The timing and rate of deployment by NSPs can affect sales of products to these NSPs and, in turn, our operating results.

•	Preferential pricing arrangements. We have preferential pricing arrangements with some of our customers. In our effort to win new business we may negotiate preferential pricing arrangements in the future with other customers. While these arrangements are intended to provide greater revenue, they will have a negative impact on our margins. Furthermore, because our strategy relies on entering into these arrangements in the future, if we fail to do so, our results could be below expectations.

•	Our ability to attain and maintain production volumes and quality levels for our products. Many factors could affect our ability to maintain production volumes and quality levels. They include an inability to obtain raw materials or components, labor shortages, and the maintenance of adequate facilities for production. If we fail to maintain production volumes or quality level we may be unable to produce sufficient quantities of our products to meet demand, which would adversely affect our revenues.

•	The mix of products sold and the mix of distribution channels through which they are sold. The mix of products sold can adversely affect our results. Margins vary within our newer and older products. If we fail to successfully sell our higher margin products, our gross margins may be lower than expected. In addition, some distribution channels have higher costs associated with sales. As a result, the mix of distribution channels may adversely affect operating income.

•	Fluctuations in demand for our products and services, especially by our major customers. Because we are highly dependent on sales to a relatively small numbers of customers, changes in demand from those customers can have a disproportionately large effect on our revenues and results of operations. For example, direct and indirect product sales to, and services performed for, Lucent constituted approximately 47% of our total revenues in 1998 and 29% in the first nine months of 1999. If Lucent’s demand for our products in 1999 or in future years were to decline, our revenues would suffer.

•	Expiration of favorable supply or purchase contracts. For example, we currently have a supply agreement with Lucent under which we are the exclusive supplier through June 2001 of Lucent’s requirements for stand-alone network access products for resale. As a result, Lucent must purchase these products from us. Direct and indirect sales of these products to Lucent accounted for approximately 46% of our total revenues in 1998 and 29% in the first nine months of 1999. After the expiration of the agreement, we may be unable to negotiate a new supply agreement. If we are unable to negotiate a new supply agreement, Lucent could enter into a supply agreement with another party or purchase these products from multiple providers. In either case, our sales of these products would decline substantially.

•	Costs relating to possible acquisitions and integration of technologies or businesses. The costs to acquire technologies and businesses is substantial. In addition to the direct costs, there are significant indirect costs related to integration of personnel and technologies and potential product redesign. These costs may decrease operating income or increase operating loss if they are not offset by comparable increases in revenue.

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

Our Dependence On Only A Few Major Customers For A Substantial Portion Of Our Revenues Exposes Us To Financial Risks

      We depend on a small number of customers for a substantial portion of our revenues. As a result, a loss or a significant reduction or delay in sales to any of our major customers could materially and adversely affect our revenues. Direct product sales to Lucent and services performed for Lucent in 1998 accounted for approximately 35% of our total revenues. Sales to Tech Data Corporation, a distributor, in 1998 accounted for approximately 15% of our total revenues. We estimate that approximately 70% of our sales to Tech
Data represented products that were resold to Lucent. Collectively, we estimate that direct and indirect sales to, and services performed for, Lucent accounted for approximately 47% of our total revenues in 1998 and 29% in the first nine months of 1999. Sales to SITA, an NSP, in 1998 accounted for approximately 9% of our total revenues in 1998 and 8% in the first nine months of 1999, and sales to Rhythms, also an NSP, accounted for approximately 6% of our total revenues in 1998 and 28% in the first nine months of 1999. Unless and until we diversify and expand our customer base, our future success will significantly depend upon certain factors which are not within our control, including:

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

We Depend On Sole And Single Source Suppliers Which Exposes Us To Potential
Supply Interruption

      We currently purchase a number of important parts, such as framers, semiconductors and embedded communications processors, from sole source vendors for which alternative sources are not currently available. Delays or interruptions in the supply of these components result in delays or reductions in product shipments. The purchase of these components from outside suppliers on a sole source basis subjects us to risks, including the continued availability of supplies, price increases and potential quality assurance problems. We currently purchase key components for which there are currently no immediate substitutes available from approximately 51 vendors. All of these components are critical to the production of our products. While alternative suppliers may be available to us, we must first identify these suppliers and qualify them. We cannot be certain that any such suppliers will meet our required qualifications or that we will be able to identify alternative suppliers in a timely fashion, if at all. We may not be able to obtain sufficient quantities of these components on the same or substantially the same terms. Consolidations involving suppliers could further reduce the number of alternatives for us and affect the cost of such supplies. An increase in the cost of such supplies could make our products less competitive with products which do not incorporate such components. Lower margins or less competitive product pricing could materially and adversely affect our business, financial condition and results of operation.

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

  A Failure By Us To Protect Our Technology May Adversely Affect Our Ability To Compete

      Our success and ability to compete is substantially dependent upon our technology. A failure to protect our technology could result in competitors offering similar products potentially resulting in a loss of competitive advantage and decreased revenues. We rely on a combination of patent, trademark, copyright and trade secret laws and non-disclosure agreements to protect such technology. Currently, we hold over 165 United States patents and have over 100 United States patent applications pending. In addition, we hold certain corresponding foreign patents and have certain corresponding foreign patent applications pending. However, we cannot be certain that patents will be issued with respect to any of our pending or future patent applications. In addition, we do not know whether any of our issued patents will be upheld as valid or that they will prevent the development of competitive products.

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

  Management And Our Single Largest Stockholder May Limit Your Ability To Influence The Outcome Of Director Elections And Other Stockholder Matters

      Our executive officers, directors and principal stockholders and their affiliates beneficially owned approximately 58% of our outstanding shares of common stock, as of October 31,1999. As a result, these stockholders, if acting together, would be able effectively to control substantially all matters requiring approval by our stockholders.

      Entities associated with Texas Pacific Group owned approximately 41% of our outstanding shares of common stock, as of October 31,1999 and may be able to exercise control over Paradyne, subject to the fiduciary duties of its representatives on the board of directors under Delaware law. The interests of Texas Pacific Group may not always coincide with the interests of other stockholders. Texas Pacific Group, through its representatives on the board of directors, could cause us to enter into transactions or agreements which we would not otherwise consider absent Texas Pacific Group influence.

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

  Should We Sell A Substantial Number Of Shares Of Our Common Stock In The Public
Market, The Price Of Our Common Stock Could Fall

      Sales of a substantial number of shares of our common stock in the public market after our initial public offering could cause the market price of our common stock to decline and could impair our ability to raise additional capital through the sale of equity securities. As of October 31, 1999, we had approximately 30,816,490 shares of common stock outstanding, of which approximately 12,047,873 shares are freely transferable without restriction or registration under the Securities Act, unless such shares are held by our affiliates, as that term is defined in Rule 144 under the Securities Act. The remaining 18,768,617 shares of common stock held by existing stockholders as of October 31, 1999 are “restricted securities” as that term is defined in Rule 144 (the “Restricted Securities”). Approximately 18,474,035 shares of our common stock are subject to “lock-up” agreements which generally prohibit the sale or other transfer of such shares during the period beginning on July 15, 1999 and ending on January 11, 2000 without the prior written consent of Donaldson, Lufkin & Jenrette Securities Corporation, the lead manager of our initial public offering. As of January 12, 2000, all of these shares will become eligible for sale, subject in most cases to the limitations of Rule 144 and Rule 701. Restricted shares held by non-affiliates will be eligible for sale under Rule 144(k) without volume and manner of sale restrictions. In addition, we have filed a registration statement on Form S-8 with the Securities and Exchange Commission covering the 7,250,000 shares of common stock reserved for issuance under our 1996 Equity Incentive Plan, 1999 Employee Stock Purchase Plan and 1999 Non-Employee Directors’ Stock Option Plan. Upon expiration of the lock-up period discussed above, approximately 1,972,759 shares will be subject to immediately exercisable options (based on options outstanding on October 31, 1999). Sales of a large number of any of these shares could have an adverse effect on the market price for our common stock.

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

      •  the division of the board of directors into three classes, with each class serving staggered three-year terms; and

      •  the requirement that all actions by stockholders must be effected at a duly called meeting of the stockholders and may not be effected by consent in writing.

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

PART II.  OTHER INFORMATION

Item  1.  Legal Proceedings

      Not applicable.

Item  2.  Changes in Securities

      (a)  Not applicable.

      (b)  Not applicable.

      (c)  Not applicable.

      (d)  Use of Proceeds

      The Company’s Registration Statement on Form S-1 (Registration No. 333-76385) was declared effective on July 15, 1999 and the Company’s initial public offering commenced on July 16, 1999. In connection with its managing underwriter, Donaldson, Lufkin & Jenrette, the Company sold 4,000,000 shares of its common stock at an initial price of $17.00 per share. The Company received net proceeds of approximately $61,340,000 after deducting estimated underwriting discounts, commissions, and offering expenses. The Company intends to use the net proceeds of the offering to repay all outstanding indebtedness under its $35,000,000 revolving line of credit facility with Bank of America NT&SA. It intends to use the remainder of the net proceeds for general corporate purposes, including working capital and capital expenditures. The Company is currently assessing the specific uses and allocations for these remaining funds.

Item  3.  Defaults Upon Senior Securities

      Not applicable.

Item  4.  Submission of Matters to a Vote of Security Holders

      Not applicable.

Item  5.  Other Information

      Not applicable.

Item  6.  Exhibits and Reports on Form 8-K

      (a) Exhibits

Item	Description

3(i)(1)	Certificate of Incorporation of the Company
3(ii)(1)	Bylaws of the Company
27.1	Financial Data Schedule

(1)	Filed with the Company’s Registration Statement on Form S-1, Registration No. 333-76385, declared effective on July 15, 1999, incorporated herein by reference.

      (b)  Reports on Form 8-K

      The Company did not file any reports on Form 8-K during the quarter ended September 30, 1999.

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
Officer)

Date: November 15, 1999