Form 10-K405
period 1999-12-31
PARADYNE NETWORKS INC
filed 2000-03-27
CIK 76174

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K
                       FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the Fiscal Year Ended December 31, 1999

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the Transition Period from __ to __

                        Commission file number 000-26485

                            PARADYNE NETWORKS, INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

Delaware                                                              75-2658219
------------------------                                   ---------------------
(State of incorporation)                                        (I.R.S. Employer
                                                          Identification Number)

                  8545 126TH AVENUE NORTH LARGO, FLORIDA 33773
          ------------------------------------------------------------
          (Address of principal executive offices, including zip code)
                                 (727) 530-2000
              (Registrant's telephone number, including area code)

        Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act; Common Stock, $.001 par value.

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes [X]   No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of the registrant's outstanding common stock held by non-affiliates as of February 29, 2000 was $763,146,676.

         The number of shares outstanding of the Registrant's Common Stock as of February 29, 2000 was 31,325,382.

                      Documents Incorporated by Reference

         Portions of the registrant's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 25, 2000 to be filed within 120 days after the end of the registrant's fiscal year, are incorporated by reference into Part III, Items 10-13 of this Form 10-K.

                            PARADYNE NETWORKS, INC.
                           Annual Report on Form 10-K
                  For the Fiscal Year Ended December 31, 1999

                                      Table of Contents


Item                                                                                    Page
Number                                                                                 Number

                                          PART I

1.         Business                                                                     1

2.         Properties                                                                   22

3.         Legal  Proceedings                                                           23

4.         Submission of Matters to a Vote of Security Holders                          23

                                          PART II

5.         Market for the Registrant's Common Equity and Related
           Stockholder Matters                                                          23

6.         Selected Financial Data                                                      26

7.         Management's Discussion and Analysis of Financial Condition and
           Results of Operations                                                        28

7a.        Quantitative and Qualitative Disclosures About Market Risk                   46

8.         Financial Statements and Supplementary Data                                  47

9.         Changes in and Disagreements with Accountants on Accounting and
           Financial  Disclosures                                                       47

                                         PART III

10.        Directors and Executive Officers of the Registrant                           47

11.        Executive Compensation                                                       47

12.        Security Ownership of Certain Beneficial Owners and Management               47

13.        Certain Relationships and Related Transactions                               47

                                         PART IV

14.        Exhibits, Financial Statements, Financial Statement Schedules,
           and Reports on Form 8-K                                                      48

                                     PART I

ITEM 1:  BUSINESS

OVERVIEW

         We are a leading developer, manufacturer and distributor of broadband network access products for network service providers, commonly referred to as NSPs, and business customers. Paradyne operates in a single business segment. We offer solutions that enable high-speed connectivity over the existing telephone network infrastructure and provide for cost-effective access speeds of up to 45 megabits per second, or Mbps. We believe that demand for high-speed, broadband transmission will continue to increase as more business and residential users find narrowband access technologies inadequate to meet their high-bandwidth requirements. Our objective is to maintain and build upon our position as one of the leaders in the broadband access market by focusing on next generation digital subscriber line, more commonly known as DSL, service level management, more commonly known as SLM, and other broadband access solutions.

         We have a long history of technological innovation. We have been issued over 200 U. S. patents, hold over 165 patents and have over 110 U. S. patent applications pending. Our equipment has been sold to over 60% of the Fortune 500 companies and in businesses in over 150 countries. We estimate that sales to NSPs represented approximately 65% of our total revenues in 1999. With our reputation and history as a supplier of access solutions to a large customer base, we believe that we are well positioned to provide broadband access solutions to NSPs and business customers as they upgrade their networks.

INDUSTRY BACKGROUND

Over the past several years, data traffic generated by computer users accessing the Internet or business networks has increased significantly. Industry analysts believe that the volume of this data traffic, referred to as wide area network traffic, will continue to expand rapidly due to four key trends:

         -        the dramatic growth in the use of the Internet;

         - the proliferation of distributed computing applications, such as electronic mail, electronic transaction processing, enterprise resource planning and inter-enterprise information transfer based on Web-technologies;

         - the deregulation of the telecommunications services industry which has increased the number of service providers and intensified competition; and

         - the continued deployment of high capacity fiber optic networks and the emergence of high-volume bandwidth network access technologies that increase the ability to transfer large volumes of information.

         In order to accommodate increasingly high volumes of data, NSPs have invested significant resources to upgrade central office switching centers and the interconnecting infrastructure, known as the network backbone. While capacity constraints in the network backbone continue to be addressed through the use of high speed digital and fiber-optic equipment, the network that connects end users to NSP central offices, typically known as the "last mile," remains a bottleneck that limits high-speed data transmission. The last mile was originally constructed with copper twisted-pair wiring designed to support analog voice traffic. There is an installed base of over 170 million copper lines in the United States, and over 780 million worldwide. End users have been frustrated by these limitations and the ability of NSPs to cost effectively deliver high-speed services, such as telecommuting, branch office internetworking and Internet access, over the last mile. Standard, narrowband dial-up connections, which are typically limited to data transmission rates of
28.8 kilobits per second, or Kbps, to 56.0 Kbps do not adequately support these applications. We believe that most business and residential users are finding these types of narrowband access technologies unacceptable for their high bandwidth requirements.

         Global regulatory changes are increasing the number of competitors in the access portion of the network and are further accelerating the need for NSPs to upgrade their networks and increase their service offerings. Internationally, a number of developed and developing nations have privatized their state-owned telecommunications monopolies and opened their markets to new NSPs. Competitors that have emerged and potentially could take customers from incumbent carriers include competitive local exchange carriers, often called CLECs, Internet service providers, satellite operators, cable operators and electric utilities. For example, cable operators are already beginning to provide data transmission services to customers by leveraging the high bandwidth capabilities of their coaxial cable based infrastructure. This increase in competition for the access portion of the network is also helping to facilitate the transition from narrowband to broadband access over the last mile.

         New digital technologies have been introduced to increase the speed and quality of digital transmission over the copper wire infrastructure, or local loop, in the last mile and provide alternative means of accessing the network backbone. The increased speed, lower transmission cost, higher reliability and quality of digital networks are better suited for transmitting the increased level of enhanced voice and high-speed data traffic that now must pass over the last mile. Recently, NSPs have begun to install higher-speed, digital broadband transmission technologies, such as DSL, in the last mile. Recent forecasts by U.S. Bancorp Piper Jaffray Equity Research predict that the market for DSL equipment in the U.S. alone will grow from $600 million in 1999 to over $4 billion by 2002.

         NSPs have deployed various narrowband and broadband technologies across customers' wide area networks in order to provide cost-effective access solutions for their customers. Demand for high-speed access services has increased and more protocols have emerged to facilitate the connections of business customers to NSPs' network backbones. Protocols are computer languages that allow two or more communications devices, such as modems, to communicate with one another. These protocols include Frame Relay, asynchronous transfer mode, commonly referred to as ATM, integrated services digital network, commonly referred to as ISDN, DSL and others. When networks must support multiple protocols, network management is more difficult because many protocols are being used simultaneously and the network management devices must decipher each protocol. The proliferation of protocols makes the provisioning and management of high-speed access technologies and services increasingly difficult. As a result, NSPs are required to operate and maintain hybrid networks comprised of recently adopted new technologies and existing installed equipment.

         The performance, quality and maintainability of network services are highly dependent on the volume and type of traffic running over these hybrid networks. As a result, NSPs and business customers need sophisticated diagnostic and management capabilities to monitor business customer application traffic. The required tools should analyze the physical transmission characteristics as well as enable NSPs and business customers to evaluate compliance with service level agreement parameters such as, how much data gets through the network, the time it takes data to get through the network and availability of the network. Business customers also need management solutions that can be scaled to meet growing demand for services, improve network quality, reduce the number of support personnel managing their networks and lower the overall costs for bandwidth and maintenance tools.

         As demand for high-speed transmission continues to increase, we believe that the telecommunications industry will continue to develop and deploy new broadband access technologies, which will become increasingly cost competitive with traditional technologies. As a result of changes in the telecommunications industry, NSPs are requiring flexible solutions that can be scaled to meet growing demand for services, and also permit easy, cost-effective enhancements in the future. With the increasing number of access protocols and equipment options, customers are placing a higher level of importance on the ability of equipment providers to deliver integrated system solutions.

THE PARADYNE SOLUTION

         Paradyne is a leading developer, manufacturer and distributor of network access products for NSPs and business customers. We offer solutions that enable business class, service level managed, high-speed connectivity over the existing telephone network infrastructure and provide for cost-effective access speeds of up to 45 Mbps. NSPs use our broadband products to enable high-speed managed connections from the central office to the customer premise. Moreover, our broadband products enable NSPs to more efficiently provide network access services by allowing a high level of management, monitoring and control over network access equipment and circuits. Business customers use our broadband products for high-speed connection of voice and data communications to connect their employees to corporate wide area networks and to the Internet using both public and private services provided by NSPs. Our products are designed for easy installation by NSPs and end users, significantly reducing the need for installation by an onsite service technician, thereby reducing costs for network access.


BROADBAND SOLUTIONS

         - Broadband DSL Access. Our Hotwire solution delivers broadband DSL access across the existing copper wire infrastructure. The Hotwire products enable competitive local exchange carriers, incumbent carriers and other NSPs to provide broadband access to business customers, teleworkers and residential customers at substantially reduced rates compared to conventional service offerings. We believe our Hotwire solution allows NSPs the ability to deploy the broadest array of DSL technologies of any commercially available product in a single platform. This enables NSPs to match the appropriate DSL technology to the customer's application requirements and thereby serve a wider array of customers. This also allows for a more efficient utilization of expensive central office equipment space and minimizes operational support requirements, such as training and inventory, by using a single vendor.

         - Broadband SLM. The FrameSaver solution enables competitive local exchange carriers, incumbent carriers and other Frame Relay service providers to offer managed high-speed service from end-to-end across their networks and across multi-carrier networks. Using packet technology, Frame Relay and asynchronous transfer mode networks allow for the economical use of the broadband network backbone. Packet technology allows data from many customers to share the same network. Each customer's data is put into packets, or envelopes, that contain only their data and have an identification stamp that designates the customer. These packets, or envelopes, are then sent over a broadband network along with other customer's packets. These packets are able to simultaneously share the broadband network. However, without the use of an SLM solution, the NSP and the business customer are unable to proactively manage and guarantee the level of service across the network. The FrameSaver solution allows customers the ability to graphically view real time and historical network performance statistics and troubleshoot failures end-to-end across the Frame Relay network from our OpenLane network management system.

         - Broadband Conventional Access. Our Acculink and NextEdge solutions deliver broadband access across the existing NSP infrastructure utilizing T1/E1 links. A T1/E1 link is a connection between two locations that carries data at the rate of 1.544 megabits per second (T1) or 2.048 megabits per second
                  (E1). The T1/E1 infrastructure is the most commonly deployed broadband network system today and is widely available in the United States. Customers often have both voice and data networks that were installed using multiple broadband and/or narrowband access lines. A single conventional broadband facility can typically accommodate up to 24 narrowband lines. Acculink and NextEdge act as the required communications interface to these broadband networks and enable the elimination of narrowband access lines by consolidating voice and data over the same broadband circuit. Access consolidation reduces the cost of high-speed access and may also increase performance, particularly when customers consolidate multiple narrowband access lines onto broadband facilities. Additionally, NextEdge incorporates FrameSaver SLM functions to deliver access consolidation and SLM in the same platform. Acculink and NextEdge solutions are used by competitive local exchange carriers, incumbent carriers and other NSPs to offer service level managed, high-speed access to public and private networks. Business customers choosing to manage their own networks also deploy our Acculink and NextEdge solutions.

                  NARROWBAND SOLUTIONS

         - Subrate Digital Access and Analog Modems. Our Comsphere digital access products provide an interface between a customer's digital equipment and an NSP's digital circuit operating at speeds of up to 64 Kbps. Our Comsphere modems enable analog communications over dial-up or dedicated circuits. These products enable NSPs and business customers to build low-cost, centrally managed networks. Introduced in the early 1990s, these products are widely deployed in NSP networks and business networks around the world.

         - Acculink Access Controller. We resell the Acculink Access Controller, our private label for the IMACS system of Zhone Corporation. Paradyne and Premisys entered into a distribution agreement in 1992, which has been amended and extended, under which we have exclusive distribution rights through April 2005 for Premisys' IMACS system, which we market to Lucent and AT&T. Zhone Corporation acquired Premisys in 1999. In 1995 and 1996, we sold the Acculink Access Controller to Lucent, AT&T and many other companies. In 1997, we discontinued selling the product to customers other than Lucent and AT&T for various pricing and distribution reasons. Currently, we sell the Acculink Access Controller to Lucent and AT&T for a variety of wireless and wireline applications. We have also developed and sell a limited number of hardware and software enhancements for the Acculink Access Controller.

STRATEGY

         Our objective is to maintain and build upon our position as one of the leaders in the broadband access market utilizing next generation DSL solutions, conventional copper broadband solutions and SLM solutions. Key elements of our strategy include:

CONTINUE TO DEVELOP INNOVATIVE BROADBAND TECHNOLOGY AND SYSTEM SOLUTIONS

         We will continue to focus on providing innovative, cost-effective broadband access solutions that improve communications over the traditional copper telephone wire infrastructure for NSPs and business customers. We believe that our internally developed technologies play a key role in differentiating our products from those of our competitors. We have been issued over 200 U. S. patents, hold over 165 and have over 100 U. S. patent applications pending, and we expect many of these patents and patent applications will contribute to the development of new technologies and systems. In addition, we will continue to collaborate with technology partners to facilitate the development of competitive products, as we have previously done with NetScout, Lucent and others. Our DSL technological innovations include our Multiple Virtual Line
(MVL) technology, which has been implemented in our Hotwire products. Our SLM technology innovations have been implemented in our FrameSaver, NextEdge and OpenLane products. We intend to enhance our Hotwire DSL solutions with higher port densities, additional customer premises equipment capabilities and additional features for our DSL access multiplexer, commonly referred to DSLAM. Higher port densities will allow more modems to be deployed in one DSLAM which lowers the cost of deploying a modem. The cost is lowered because more modems can share the common cost of the DSLAM chassis and power supplies and because customers can put more modems in the same amount of shelf space. In order to increase customer premises equipment capabilities, we intend to build products that allow customers to perform many functions over their DSL network. These products could allow voice and data to share the DSL network, SLM to be deployed over a DSL network, streaming audio and video over a DSL network, or special protocols to be transmitted over a DSL network. In order to create additional features for our DSLAM we plan to continue to develop new versions of both hardware and software to support new requirements from our customers. Further, we intend to integrate our FrameSaver SLM technology into additional platforms, including those that support DSL and asynchronous transfer mode. As our customers continue to expand their DSL networks into the application space of conventional broadband networks, we believe our technological leadership and products provide Paradyne a competitive advantage.

CONTINUE TO CAPITALIZE ON BUILDOUT OF DSL INFRASTRUCTURE

         Revenues from U.S. sales of DSL equipment are projected by industry sources to increase from $600 million in 1999 to more than $4 billion by 2002. To capitalize on this projected growth, we intend to continue to pursue "design wins" from NSPs that are offering or plan to offer DSL services. A "design win" is achieved when an NSP adopts Paradyne products as one of a limited number of DSL platforms for its central office. A typical NSP buildout includes DSLAMs in an NSP's central office, resulting in an installed base into which Paradyne will be well positioned to sell DSL line-cards for the DSLAMs and DSL customer premises equipment for the end user. Since the third quarter of 1997, Paradyne has shipped over 4900 DSLAMs with a capacity of 1.3 million lines. Some of our current DSL customers include CFW Communications, Guangdong PTA, HarvardNet, NAS CuNet, Rhythms, TDS Telecom, and Choice One. We will continue to focus on increasing our number of design wins with new NSPs as well as maintain our existing relationships with NSPs who have awarded us design wins in the past. We also intend to continue to produce a variety of DSL line-cards and DSL customer premises equipment to handle the diverse needs of our NSP customers. We intend to install DSL interfaces on our FrameSaver and NextEdge products which will allow customers to deploy those solutions into DSL networks. We further plan to enhance our DSLAMs so that they may be interoperable with other companies' technologies and DSL customer premises equipment in order to provide a more comprehensive DSL solution.

INCREASE WORLDWIDE DEPLOYMENT OF FRAMESAVER AS PART OF NSP/ SLM SOLUTIONS

         NSPs are enhancing their service offerings by providing service level agreements for their Frame Relay and asynchronous transfer mode business customers. Service level agreements are put in place between an NSP and the NSP's customer to document how the NSP and the customer expect the service to operate. If the service does not operate as specified, then there is typically some type of remedy. An example might be that the service is supposed to be available 24 hours a day, 365 days a year. If the service is not available for one of those days, then the NSP might be required to reimburse the customer for one day's worth of charges. We believe that as service level agreements become more widely adopted, NSPs and end user customers will increasingly require SLM solutions and, therefore, that NSPs will be required to incorporate these solutions in their networks. We intend to focus on further integrating FrameSaver as part of our existing NSP customers' service level agreement solutions and obtaining additional FrameSaver design wins from new NSPs.
Currently, Ameritech, Intermedia, BroadWing (formerly IXC), MCI WorldCom, GTE and Sprint offer FrameSaver solutions to their customers. In addition, we intend to work with other Frame Relay and ATM equipment vendors to leverage our FrameSaver products.

FOCUS ON PRODUCT SALES TO AND THROUGH NSPs

         We intend to continue focusing on NSPs that provide managed network access services to capitalize on the increased demand for such services. Over the past three years, our sales to NSPs have increased as a result of the efforts of our worldwide NSP direct sales force. We estimate that over 65% of our revenues in 1999 were generated from sales to NSPs. We intend to focus the efforts of our direct sales force on maintaining and increasing sales within our current NSP customer base as well as attracting new NSPs. We plan on focusing primarily on NSPs deploying DSL and Frame Relay voice and data services.

LEVERAGE FORTUNE 500 CUSTOMER BASE AS THEY UPGRADE THEIR NETWORKS TO BROADBAND

         We intend to leverage our installed base of Fortune 500 companies and other businesses that have purchased our narrowband products and conventional broadband products. Many of these customers have deployed networks including a combination of our narrowband and broadband solutions, and we expect that over the next few years many of these companies will upgrade their networks with additional broadband solutions. We believe that our existing customers prefer to buy broadband products from Paradyne as a result of the ability to integrate Paradyne products into their existing networks more efficiently than the products of our competitors. In order to capitalize on this potential equipment upgrade within Fortune 500 companies, we intend to continue to provide cost-effective solutions for our current customers while increasing our sales effort with our Fortune 500 customer base.

PRODUCTS AND TECHNOLOGIES

         We develop, manufacture and distribute an extensive line of broadband network access products and technologies. Sales of broadband products represented approximately 70% of our total product sales in 1999. In addition, we provide advanced network management systems that allow business customers and NSPs to have a high level of management, monitoring and control over their network access equipment and circuits. Although advanced network management systems are an important aspect of our products and technology, they have not been a material aspect of our sales revenue generation. The table below includes a summary of our principal products. A further description of such products follows the table.


                           PARADYNE PRODUCT PORTFOLIO

PRODUCT                    DESCRIPTION                                  APPLICATION

BROADBAND SOLUTIONS
Hotwire DSLAM              A chassis that houses different line         Typically resides inside a network
                           cards supporting a variety of DSL            service provider's central office
                           technologies                                 and terminates many DSL lines
                                                                        and aggregates them into a high-
                                                                        speed connection to a network
                                                                        backbone.


PRODUCT                    DESCRIPTION                                   APPLICATION

Hotwire RADSL              Consists of:                                  The card in the DSLAM and the
                           - A line card that fits inside the            endpoint create a high speed
                             DSLAM, and                                  packet connection operating at
                             supports asymmetric digital                 transmission rates up to 7
                             subscriber line, or ADSL, and               megabits per second over a two
                             symmetric digital subscriber                wire telephone line. Also allows
                             line, or SDSL, technologies that            voice to be transmitted at the same
                             operate at the highest possible             time data is being transmitted.
                             speed based on the quality of
                             the telephone line; and
                           - A standalone endpoint that
                             connects the user to the
                             telephone line.

Hotwire MSDSL              Consists of:                                  The card in the DSLAM and the
                           - A line card that fits inside the            endpoint create a high speed
                             DSLAM, and supports symmetric               channelized connection
                             digital subscriber line, or SDSL,           operating at transmission
                             technology that operates at the             rates up to 2 megabits per second
                             highest possible speed based on             over a two wire telephone line.
                             the quality of the telephone line; and      Also allows voice to be transmitted
                                                                         at the same time data is being
                           - A standalone endpoint that                  transmitted.
                             connects the user to the
                             telephone line.

Superline                  - A standalone endpoint that allows           The endpoint allows up to three
                             three telephone lines and one               distinct telephones, each with a
                             Ethernet port to share a single             different telephone number, to
                             line.                                       share the single telephone line
                                                                         into a business or residence.
                                                                         In addition, there is an Ethernet
                                                                         port that also allows up to 640
                                                                         kilobits per second of data to
                                                                         share the telephone line.

Hotwire SDSL/IDSL          Consists of:                                  The card in the DSLAM and the
                           - A high density 24 port                      endpoint create a high speed
                             line card that fits inside the              connection operating at
                             DSLAM and supports symmetric                transmission rates up to 2
                             digital subscriber line, or SDSL/IDSL,      megabits per second over a two


PRODUCT                      DESCRIPTION                                APPLICATION

                             technology that operates at the            wire telephone line. Also allows
                             highest possible speed based on            operation through a Digital Loop
                             the quality of the telephone line; and     Carrier (DLC) for service areas that
                             - A standalone endpoint that               are fed by high speed fiber connections
                               connects the user to the
                               telephone line.



Hotwire MHDSL                Consists of:                               The card in the DSLAM and the
                             - A line card that fits inside the         endpoint create a high speed
                               DSLAM and supports high bit              connection operating at
                               rate digital subscriber line, or         transmission rates up to 2
                               HDSL;                                    megabits per second over a four
                             - Technology that operates at the          wire telephone line. Also allows
                               highest possible speed based on          voice to be transmitted at the same
                               the quality of the telephone line;       time data is being transmitted.
                               and
                             - A standalone endpoint that
                               connects the user to the
                               telephone line.

Hotwire MVL (Multiple        Consists of:                               The card in the DSLAM and the
Virtual Lines)               - A line card that fits inside the         endpoint create a high speed
                               DSLAM and supports MVL                   packet connection operating at
                               technology that operates at the          transmission rates up to 768
                               highest possible speed based on          kilobits per second over a two
                               the quality of the telephone line;       wire telephone line. Also allows
                               and                                      voice to be transmitted at the same
                             - A standalone endpoint that               time data is being transmitted.
                               connects the user to the
                               telephone line.

FrameSaver SLM               Consists of:                               Many locations are connected to a
(Service Level Management)   - A standalone endpoint that               Frame Relay network and the
                               connects remote offices to a             service level management software
                               frame relay network. Also                is used to make sure each location
                               available as a line card; and            is operating efficiently per the
                             - Service level management                 configuration of the Frame Relay
                               software for monitoring and              service.
                               managing a Frame Relay
                               network.


PRODUCT                  DESCRIPTION                                    APPLICATION
FrameSaver Network       A standalone endpoint that                     Allows two different Frame Relay
to Network               connects two Frame Relay                       networks to be connected together
                         networks together.                             and support the service level
                                                                        management software applications.

FrameSaver/ATM           A standalone endpoint that                     Allows one high speed connection
                         connects large locations to a                  to a Frame Relay network that is
                         Frame Relay network through a 45               more efficient than many lower
                         megabits per second connection to              speed connections.
                         an asynchronous transfer mode
                         network.

Acculink Broadband       Standalone endpoints that transmit             Allows voice and data traffic to
Digital Access           data and voice over high-speed                 share a single, high-speed circuit
                         circuits. Also available as a line             to a variety of backbone networks.
                         card.

NextEdge                 A standalone endpoint that                     Allows many different data and
                         supports many data and voice                   voice services at a remote office to
                         connections over several high-                 share one or two high speed
                         speed circuits. Also supports the              circuits to a variety of backbone
                         FrameSaver service level                       networks. In addition, it can be
                         management system.                             integrated into a FrameSaver
                                                                        service level management system.

NARROWBAND SOLUTIONS

Comsphere Subrate
Digital Access           Standalone and line card products              Allows data services to be connected
                         that support data transmission                 over digital leased lines at narrowband
                         over digital network facilities.               speeds.

Comsphere Modems         Standalone and line card products              Dial-up and leased line modems
                         that support data transmission                 that allow narrowband connectivity
                         over analog network facilities.                over analog lines


NETWORK MANAGEMENT SOLUTIONS

OpenLane Network         Software for managing networks                 Used as a standalone system or
 Management System       built with Paradyne products.                  part of a larger system to manage
                                                                        all the Paradyne products deployed
                                                                        in a network.

BROADBAND SOLUTIONS

Broadband DSL

         Hotwire. The Hotwire multiservices system includes DSLAM termination equipment, which provides aggregation of services in the central office, and an array of customer premises equipment, which extend various broadband access services over the local loop to the customer premise. The system supports a range of broadband multimedia access services, such as business and residential Internet access, remote local area networks access and virtual private network access at symmetric rates (similar transmission rate for sending and receiving data over the same line) of up to 2 Mbps and asymmetric rates (varying transmission rates for sending and receiving data over the same line) of up to 8 Mbps. Hotwire also supports Frame Relay, asynchronous transfer mode T1/E1 channelized access to the wide area networks. With channelized access, customers can send and receive voice or data traffic on different channels. For example, channels 1-12 could be used to send data while channels 13-24 could be used to send voice. In addition to supporting high density configurations for central office applications, the efficient packaging for lower density market entry applications allows Hotwire products to be deployed in a variety of private copper networks, including multi-dwelling-units for both business and residential access services, universities, hotels, and government campus private networks.

         Our primary customers for Hotwire products are competitive local exchange carriers, incumbent carriers and other NSPs. Their services are typically focused on meeting the broadband networking requirements of business customers, teleworkers and the small office/home office market often with an emphasis on broadband Internet access. Competitive local exchange carriers customers, such as Rhythms, are deploying a nationwide network using our Hotwire systems. Incumbent carriers such as North Pittsburgh Telephone are deploying Hotwire in their local service areas. NSPs outside the United States, such as the Guangdong PTA in China, are using Hotwire products to deliver broadband access to the provinces they serve. The principal focus of these customers, particularly in the early stages, is to build out central office installations. Our Hotwire products are easily installed, scaleable and operate over long loops, which enhance an NSP's ability to deploy them quickly and service new customers.

         We believe that the ability to support multiple access services, with a choice of symmetric or asymmetric DSL technologies, multiple backbone capabilities and the ability to scale to over 1,000 DSL lines per system makes Hotwire one of the most flexible and scalable DSL systems available. We believe this is important because our NSP customers may want to supply symmetric services to their business customers and asymmetric services to their consumer customers. In addition, our NSP customers may want to use asynchronous transfer mode on some backbone connections and Frame Relay on other backbone connections. The Hotwire system can be configured, monitored and controlled through our OpenLane network management system that provides complete end-to-end management and reporting coverage of the entire broadband DSL access solution.

         Hotwire products consist of two major product family categories, DSLAMs and customer premises equipment.


         - Hotwire Multiservices DSLAMs: A DSLAM is a DSL access multiplexer installed in NSPs' central offices and private copper networks that provides termination and aggregation of multiple DSL lines and associated services protocol translation. The Hotwire Multiservices DSLAM systems consist of network equipment building standard certified chassis and associated DSL line cards, and an aggregation system with a variety of wide area network options and a standards based network management system. Network equipment building standard certification is generally necessary in order for a product to be installed in the central office of an NSP. Key features of a Hotwire DSLAM system include:

            - the ability to support line cards that support between four and 24 ports per card;

            - multiple DSLAM configurations, which include our highly-compact, stackable DSLAM supporting as few as 4-8 DSL lines which is scalable to 68 lines and our high-density DSLAM supporting as many as 432 lines per shelf;

            - the ability to support a range of voice and data applications that operate over packet technologies and channelized access technologies;

               - a broad set of available interfaces to consolidate traffic onto a backbone network. These interfaces operate from between
                  1.544 Mbps up to 45 Mbps and can be configured to support Ethernet, Frame Relay or asynchronous transfer mode. These interfaces include: 10base-T, 100base-T, Channelized T1 and E1, Frame Relay T1 and E1 and asynchronous transfer mode; and

               - a simple network management protocol compliant distributed network management architecture that supports efficient network management required for large NSP network deployments.

         In September of 1999, we announced our latest advancement in our DSLAM product line, the Hotwire GranDSLAM. This new DSLAM, which began shipping in November of 1999, incorporates the latest ATM switching technology and enhances the ability of the Hotwire product to support high quality services. Services such as Voice over DSL (VoDSL) require prioritization over other services such as Internet access in order to work correctly. The ATM capabilities of the GranDSLAM support VoDSL and also will be the platform with which we will deploy solutions that are standards based and interoperable with endpoint equipment from companies with whom we partner.

       - Hotwire DSL customer premises equipment: Hotwire customer premises equipment terminates DSL access services at the customer premise for connectivity to local area networks, personal computers, routers and other voice and data equipment. Hotwire customer premises equipment operates at a variety of transmission speeds and loop lengths to meet the needs of our customers. Hotwire customer premises equipment and associated DSLAM line cards support multiple DSL technologies.

         We expect to continue to implement these multiple DSL technologies in our Hotwire products, and, consistent with market requirements, to implement additional DSL technologies, such as G.lite. Additionally, Hotwire customer premises equipment will be enhanced to include new features required by our customers and the general market. While we purchase some of the DSL technologies implemented in the Hotwire DSLAM and customer premises equipment, our MVL product represents a new DSL technology developed and implemented by Paradyne that does not require a telephone line splitter and works over very long loops. The primary advantages of MVL technology are:

                 - simultaneous voice and data capability over copper loops up to 24,000 feet and is not affected by multiple terminations of copper loop, commonly known as bridged taps, which provides for ease of customer installation and eliminate rewiring at the customer premise; and

                 - operates using low power, which allows higher density DSLAMs which lowers the cost for our NSP customers.

         In March 1999, we received approval from the FCC to register Hotwire MVL under Part 68 of the FCC's Rules for the Registration of Telephone Equipment code. The FCC requires that all customer-installed equipment that resides on the telephone infrastructure be registered under Part 68. This approval is based on the FCC's decision that Hotwire MVL benefits the public's interest by providing enhanced customer choice and improved service quality for data transmission over the public switched telephone network and does not pose a risk of harm to the public switched telephone network. We believe that the approval should allow more customers to deploy MVL while meeting the network requirements of incumbent carriers.

         In an order on line sharing and spectrum unbundling, (FCC 99-355) released Dec. 9, 1999, the FCC officially named Paradyne's Hotwire MVL technology compatible for line sharing. The new regulations are widely expected to speed the deployment of DSL because they require local telephone companies to share their existing phone lines with competitors who provide DSL services. The FCC has ruled that the same lines can simultaneously transmit voice and high-speed data from different providers. The Hotwire MVL product is well suited for line sharing applications because of its ability to operate over voice lines and on almost any loop. Line sharing will reduce the recurring monthly costs for copper lines and effectively make it the same cost for competitive local exchange carriers and incumbent carriers. This cost sharing will open opportunities in the residential market to competitive local exchange carriers and incumbent carriers. We believe Hotwire MVL provides a competitive advantage for competitive local exchange carriers and incumbent carriers in this application.

BROADBAND SERVICE LEVEL MANAGEMENT

         FrameSaver. Our FrameSaver system is an innovative SLM system for Frame Relay and Frame Relay/asynchronous transfer mode networks. The
FrameSaver system consists of customer premises equipment, NSP equipment and network management software to monitor and measure network performance across public Frame Relay systems. The FrameSaver system measures performance and stores the results for retrieval by our OpenLane network management system. The storage and data retrieval mechanisms have been implemented according to recognized industry standards, which makes the FrameSaver system compatible and interoperable with many other systems that business customers or NSPs may have installed. The FrameSaver network access units also provide extensive non-disruptive diagnostic and testing capabilities along with standard access functionality, to give enterprise customers or service providers a complete managed solution. The remote monitoring technology included in the FrameSaver System, called RMON-2, was developed by NetScout and is included in the FrameSaver system pursuant to a collaboration between Paradyne and NetScout. The significance of utilizing RMON-2 is that it is a communications language that has been standardized. Therefore, many different companies build products that utilize RMON-2 which enables communication with the FrameSaver system.

         Key features of our FrameSaver system include:

         - extensive performance management with diagnostic and control capabilities that are used to identify and resolve problems quickly without disrupting the network;

         - standards based measurements that allow customers to measure data throughput both within and above their committed information rates;

         - availability in a range of network access speeds, from 64 Kbps up to T3;

         - non disruptive management that can be accessed over the Frame Relay network or through an integrated dial modem;

         - the ability to install and diagnose without the presence of a router;

         - dial backup through integrated service digital network to protect against network failures;

         - network to network interface for SLM across multiple Frame Relay networks;

         - auto configuration of customer premises equipment for ease of installation; and

         - the ability to scale from small single customer networks to very large service provider networks.

         FrameSaver allows companies to build and manage data networks based on public network services, while maintaining the same operational efficiency and confidence used in the management of private networks. By deploying FrameSaver, business customers can move applications from costly leased lines to shared public networks and benefit from reduced network services costs, while maintaining a high degree of control of the network. The FrameSaver system enables NSPs and business customers to accurately monitor the performance of individual customer connections across a public or private Frame Relay or Frame Relay/asynchronous transfer mode network and to report details of that performance at varying time intervals.

         While competing products may offer some of the features of the FrameSaver product, we believe that no other product on the market today offers such a wide variety of features. With our FrameSaver solution's ability to operate completely independent of a router, NSPs are able to manage the network end-to-end without relying on the customer's router. Router independence is a key differentiating feature because during installation of the circuit, the router might not be installed and when diagnosing an operational circuit, it may be the router that is actually causing the problem. FrameSaver offers NSPs the ability to perform non-disruptive circuit loopback testing from their network operations center. This FrameSaver feature allows an NSP to respond to a trouble call within a few minutes instead of hours, saving time and personnel expense while increasing customer satisfaction. For these reasons, management believes that due to its comprehensive feature set, FrameSaver offers NSPs and business customers cost savings not found in competing solutions.

         FrameSaver FLEX is the latest addition to our FrameSaver product family and is scheduled to begin shipping in April of 2000. FrameSaver FLEX is a SLM product that can be deployed in a basic and less expensive configuration for the purpose of delivering a subset of the FrameSaver features. This product targets those customers that want a subset of the Frame Relay diagnostic features and who may eventually wish to deploy a complete SLM solution. FrameSaver FLEX is easily installed and is upgradeable through software to the full set of SLM features. This product is then directed at NSPs that wish to analyze all of their Frame Relay customer lines to enable quick and easy problem resolution from their network operation centers. We believe this product will enhance our ability to win new NSP business for our FrameSaver solutions.


BROADBAND CONVENTIONAL ACCESS

         Acculink and NextEdge T1/E1 digital access products consist of a range of products that provide an interface between a T1 circuit, which carries data at 1.544 Mbps or E1 circuit, which carries data at 2.048 Mbps, and a customer's high-speed digital equipment, such as a computer, router, multiplexer, wide area network switch or telephone system. The Acculink and NextEdge products are managed by our OpenLane network management system, which provides centralized management of large, geographically dispersed networks for NSPs and businesses. Businesses, service providers, government entities and other organizations use these products to build low-cost, centrally managed networks for high-speed, digital applications. Our T1/E1 digital access products provide a broad range of features, including centralized, standards-based network management multiple voice and data interface ports and multiplexing.

         Acculink. Acculink products provide integrated voice and data network access to business customers who want to take full advantage of their T1/E1 bandwidth capacity. The products are used primarily in applications where voice and data integration over a T1 or E1 line is required. The Acculink T1/E1 products were introduced as a standard part of AT& T's High-Speed Accunet digital services in the early 1990s, and have been deployed widely in large business networks ever since.

         NextEdge. The NextEdge products add the SLM capabilities of FrameSaver to the functionality provided by the Acculink products. NextEdge products are used by NSPs and business customers to deploy integrated voice and data services plus managed Frame Relay services over a common T1 infrastructure. Business customers are seeking to maintain the SLM capabilities they have come to view as essential for their public Frame Relay services as they integrate other network services onto available bandwidth in their T1 access lines.

NARROWBAND SOLUTIONS

         Our comsphere digital access products consist of a family of managed digital service units that provide a network interface for a digital circuit operating at up to 64 Kbps and a customer's digital equipment, such as a computer, terminal controller, router or other narrowband digital communications equipment. We introduced the Comsphere digital service unit in the early 1990s, when they were offered as a standard part of AT&T's digital data services. Our Comsphere analog modems enable communications over dial-up or dedicated analog circuits. These analog modems are approved for use around the world and are widely deployed in business and NSP networks. These highly managed modems operate on both dial circuits and analog private line circuits where network applications demand an extremely high degree of network uptime and manageability. All of the Comsphere products are managed by our OpenLane network management system, which provides centralized management of large, geographically dispersed networks for NSPs and businesses.

         Businesses, service providers, government entities and other organizations use these products to build low-cost, centrally managed networks for their digital applications. Many of these customers have also begun installing our Acculink, NextEdge and FrameSaver products for their broadband network access applications. We estimate that we have shipped more than 775,000 narrowband access products over the past five years.

NETWORK MANAGEMENT SOLUTIONS

         OpenLane. The OpenLane network management system, a centralized management platform, integrates OpenLane into all of our product families and provides NSPs and business customers with the ability to manage their network access products located at the edge of the wide area network. The OpenLane software is purchased separately with each of our products in order to utilize OpenLane's management capabilities. OpenLane consists of a suite of network management tools that provide SLM and visibility into network circuits and network access unit performance. The management tools work together to provide business customers and NSPs with detailed, accurate performance metrics needed to understand precisely how their network is performing and where performance problems or potential problems may reside. The OpenLane network management system offers a user-friendly graphical user interface and graphical reporting. OpenLane is designed to work with Hewlett-Packard's OpenView network management platform and is based extensively on standards, such as simple network management protocol, which enable it to interface with many third-party network management applications that our business and NSP customers may be using. OpenLane can provide reports and access to screens either directly or by using the Internet for web-based delivery. Recent releases of our OpenLane software modules are based on Java programming to permit a platform independent system. Our NSP and business customers depend on the OpenLane network management system as the central management system they use to monitor and control the network access products that they have deployed in their networks.

CORPORATE DEVELOPMENT RELATIONSHIPS

         Our success is dependent upon our continued development relationships with a number of companies with whom we have development arrangements. We expect to continue to collaborate with technology partners to facilitate the development of competitive products. Currently, our development relationships include the following:

         NetScout. In January 1998, we entered into a marketing and license agreement with NetScout under which Paradyne agreed to utilize exclusively NetScout's RMON-2 network management software with our FrameSaver Frame Relay access unit products, to market and sell NetScout Manager Plus software with our FrameSaver system and not to compete against NetScout with respect to RMON-2 based technology. NetScout agreed to reference Paradyne as a strategic partner for digital service units, DSLs and multiplexers and agreed to give preference to Paradyne when sourcing or integrating digital service units. NetScout granted a non-exclusive license to promote, market, sell, license and distribute any NetScout software or product embedded into Paradyne's FrameSaver products in exchange for royalty fees to NetScout. The agreement will expire in January 2003, unless renewed.

         Alcatel. Effective March 1999, we entered into a joint development and supply arrangement with Xylan under which Xylan granted us a non-exclusive, worldwide right to market, distribute and sell its OmniSwitch product and related products with our DSL products. Alcatel acquired Xylan in 1999. The agreement further provides that through at least March 2001, we are Xylan's primary reseller of these products for connections to our DSLAMs. Paradyne and Xylan have agreed upon feature enhancements to these products to meet specific customer requirements. The agreement continues for two years, after which it may be automatically renewed for successive one-year periods.

         Lucent. In November 1998, we entered into a joint development and marketing agreement with Ascend in connection with our OpenLane SLM software and Ascend's Navis, a network management system. Lucent acquired Ascend in 1999. Under the agreement, we agreed to develop interface software which integrates OpenLane with Navis, creating a single integrated solution for competitive local exchange carriers, incumbent carriers and other NSPs. Ascend and Paradyne jointly market Navis, together with OpenLane SLM software, to NSPs. The agreement will continue unless terminated upon 60 days written notice. In December of 1999 we entered into a 3 year agreement with Lucent to private label a select group of our broadband access products including our FrameSaver family of service level management products. Under the terms of the agreement, the products will carry the Lucent logo and the Paradyne product brand name. We believe this new agreement will strengthen support for sales of these products within the Lucent sales organizations.

         GlobeSpan. Effective March 1999, we entered into a supply agreement with GlobeSpan which provides for preferential pricing to Paradyne and other terms in connection with the purchase of GlobeSpan products by Paradyne. Under the terms of this agreement, GlobeSpan is required to honor Paradyne's orders for GlobeSpan products in quantities at least consistent with Paradyne's past ordering practices and agreed to afford Paradyne at least the same priority for its orders as GlobeSpan affords other similarly situated customers. Paradyne was also granted immunity under GlobeSpan's intellectual property rights for all Paradyne customers that purchase Paradyne products that incorporate GlobeSpan products. GlobeSpan has been selling products to Paradyne pursuant to these terms since July 1998. The agreement will expire in March 2003, unless terminated upon one year's notice. In addition to the supply agreement, Paradyne and GlobeSpan work very closely together to develop capabilities that are jointly defined by the two companies. Our marketing and research and development organizations meet on a regular basis to review the status of projects.

SALES, MARKETING AND DISTRIBUTION

         We sell our products worldwide through a multi-tier distribution system that includes direct sales, strategic partner sales, NSP sales and traditional distributor or value added reseller sales. Our sales teams are supported with marketing programs, educational programs, field technical support and telephone technical support. Our Internet and intranet sites are used extensively to communicate with our sales teams, our customers and our resellers.

         Our direct sales teams are organized to sell directly to NSP, value added reseller and distributor customers. Our NSP and value added reseller customers purchase our products and then sell them or provide them in a service offering to business customers. We support our resellers' sales activity with a demand generation sales force. This team markets to business customers in support of our value added reseller and NSP partners. Our resellers add value by providing order processing, credit and significant sales and technical support. Our field sales teams are comprised of sales and systems engineering personnel that are experienced and knowledgeable about the products and technologies we provide and support. Our field sales teams are further supported by Paradyne's telesales team. This inside sales team answers all incoming emails and telephone calls, makes outbound telephone calls, follows up on leads generated through advertising and provides telephone support to our resellers.

         Our resellers are responsible for identifying potential business customers, selling our products as part of complete solutions and, in some cases, customizing and integrating our products at end users' sites. We establish relationships with resellers through written agreements that provide prices, discounts and other material terms and conditions under which the distributor is eligible to purchase our products for resale. Such agreements generally do not grant exclusivity to the resellers, prevent the resellers from carrying competing product lines or require the resellers to sell any particular dollar amount of our products, although the contracts may be terminated at our election if specified sales targets and end user satisfaction goals are not attained. We nurture these relationships with resellers with incentive and training programs. This multi-channel sales strategy encourages broad market coverage by allowing our sales personnel to create demand for our products while giving customers the flexibility to choose the most appropriate delivery channels.

         We participate in trade shows and seminars and make extensive use of the Internet and our web presence at www. paradyne. com to promote and generate demand for our products. (The reference to our worldwide web address does not constitute incorporation by reference into this Form 10-K of the information contained at this web site.) Since most of our customers utilize the Internet, we believe that our Internet presence is a low cost and highly effective method for educating our customers about our products and creating demand for our products. As a result, we place Internet advertising and conduct targeted email marketing. Our web site includes product information, multimedia presentations and customer testimonials. We also host Internet based interactive seminars for promotional seminars, training events and press conferences.

         Channel marketing programs allow us to attract and support our resellers, including NSPs. Our " Connect to Success" reseller program markets and sells products directly to large resellers and through national distributors, such as Ingram Micro and Tech Data, to hundreds of value added resellers and NSPs. Our relationships with these distributors provide significant value to our reseller partners by giving them immediate availability to product without the cost of stocking. These well known distributors also extend credit to resellers, increasing their buying power, and providing them with direct shipments to end customers further reducing costs. Our reseller programs provide advertising support, volume incentive rebates, exclusive access to technical support via 800 numbers and through our web site. Special programs encourage value added reseller loyalty, focus on strategic products, and focus on winning new accounts. Specialized product training programs are provided to our resellers at our headquarters, in the field and over the web.

         In addition to the marketing and sale of our products, we resell the Acculink Access Controller, our private label for the IMACS system of Premisys Corporation, through a small focused sales team. Paradyne and Premisys entered into a distribution agreement in 1992, which has been amended and extended, under which we have exclusive distribution rights through April 2005 for Premisys' IMACS system, which we market to Lucent and AT&T. In 1995 and 1996, we sold the Acculink Access Controller to Lucent, AT&T and many other companies. In 1997, we discontinued selling the product to customers other than Lucent and AT&T for various pricing and distribution reasons. Currently, we sell the Acculink Access Controller to Lucent and AT&T for a variety of wireless and wireline applications. We have also developed and sell a limited number of hardware and software enhancements for the Acculink Access Controller.



CUSTOMERS

         The end-users of our equipment are primarily businesses and NSPs.

         BUSINESS CUSTOMERS

         Business customers include businesses around the world that purchase equipment for their company's wide area network from Paradyne's resellers or, for some international customers, directly from Paradyne. Set forth below is a representative list of businesses who purchased over $100,000 of our products in 1999:

  Bank One                 JC Penney                New York University
  Chase Manhattan          Johnson Controls         Owens Illinois
  Cigna                    KN Energy                Paine Webber
  Citigroup                Liberty Mutual           PNC Bank
  CSX                      Litton                   Salomon Smith Barney
  Farmers Insurance        Lucent                   Sony
  Fifth Third Bank         Marriott                 The Associates
  First Union              Mellon Bank              Texas Instruments
  General Electric         Merrill Lynch            VISA
  Hertz                    NationsBank              Whirlpool
  Honeywell                Nationwide Insurance     Xerox

         NETWORK SERVICE PROVIDERS

         NSPs purchase equipment for their network or for resale into their customers' networks. Set forth below is a representative list of NSPs who purchased over $100,000 of our products in 1999:

  AT&T                     Choice One                MCI Worldcom
  Ameritech                Concord Telephone         MT&T
  Bell Atlantic            Fujitsu                   North Pittsburgh Telephone
  Bell Canada              GTE                       North State Telephone
  Bell South               HarvardNet                Quebec Telephone
  Broadwing, Inc.          Hydro Quebec              Rhythms
  Cable & Wireless Panama  IBM Global Network        SITA
  Cadvision                Integra Telecom           Sprint
  Cavalier Telephone       Intermedia Communications TDS Telecom
  CFW Communications       Matanuska Telephone       Telus Communications

         In the year ended December 31, 1999, two of our customers, Lucent and Rhythms, accounted for greater than 10% of revenues. Direct sales to Lucent in 1999 accounted for approximately 26% of our total revenues. Sales to Tech Data accounted for approximately 8% of our total revenues. We estimate that approximately 58% of our sales to Tech Data represented products that were resold to Lucent. Collectively, we estimate that direct and indirect sales to Lucent accounted for approximately 30% of our total revenues in 1999. Lucent purchases products to include in their data networking solutions products, which it sells to businesses worldwide. Lucent also purchases our products to package with their various telephone systems. Tech Data purchases products from us as a distributor. Direct sales to Rhythms in 1999 represented approximately 25% of our total revenues.

         This Form 10-K includes trademarks, service marks and trade names of other companies.

CUSTOMER SUPPORT

         We maintain a strong focus on customer service and support for our resellers and end user customers. We accomplish this at our customers' sites through systems engineers who work with customers in a pre-sales role, and through the support teams of our resellers. The Paradyne Technical Support Center provides telephone based pre-and post-sales support to resellers and customers on a seven day, 24 hour basis and also provides proposal support to the sales organization. Our training organization provides technical training to end users, maintenance service providers, NSPs and sales channels. Training is included as a part of our channel programs or is provided on a fee basis.

         We provide maintenance support offerings that utilize a variety of service organizations based on geography and skills required. Our authorized service providers include Lucent, NCR, Netera (formerly Myriad) and Equant (formerly TechForce). These service providers provide service offerings that include various maintenance packages, installation, remote management, project management and other professional service options.

         Warranties on most of our hardware products extend for 24 months. A number of products carry a 12 month warranty and others carry a 60 month warranty. Software products carry a 90 day warranty. Factory repair or replacement is provided by us.

COMPETITION

         The telecommunications market is highly competitive. If we fail to compete effectively our business will be adversely affected. We believe that competition may increase substantially as the introduction of new technologies, deployment of broadband networks and potential regulatory changes create new opportunities for established and emerging companies in the industry. We compete directly with other providers of broadband and narrowband access equipment, including ADC Telecommunications (including recently acquired PairGain), Adtran, Alcatel, Cisco, Copper Mountain, Quick Eagle Networks (formerly Digital Link), Larscom, Motorola, Nokia, Nortel Networks, Orckit, Sync Research, 3Com, Tut Systems and Visual Networks. We expect that competition for products that address the broadband access market will grow as more companies and an increasing number of new companies focus on this market to develop solutions for higher speed access to public networks. We expect that competition for products that address the narrowband market will not dramatically change over the course of the next few years.

         Our future succcess will depend on our ability to compete successfully against our competitors based on the following factors:

         - key product features;
         - system reliability and performance;
         - technological innovation;
         - price;
         - time to market;
         - breadth of product lines;
         - conformity to industry standards;
         - ease of installation and use;
         - brand recognition;
         - ability to help customers finance purchases;
         - technical support and customer service; and
         - size and stability of operations.

RESEARCH AND DEVELOPMENT

         Since 1969, we have been developing technologies and solutions for the communications market. We believe that our future success is dependent on our ability to continue to rapidly deliver innovative broadband access solutions. Time to market is critical in order to meet the requirements of our extensive customer base and to be able to quickly adapt to the constantly emerging needs in the market. Innovation is critical in order to provide the capabilities that differentiate the products and solutions that we offer from those of our competitors. We intend to maintain an ongoing investment in research and development that will support technological innovation.

         Our research and development efforts are focused on sustaining and enhancing our existing products and developing innovative new solutions in the emerging broadband market. We emphasize early and frequent interaction between our research and development systems engineers, key technologists and customers to arrive at unique solutions to meet specific product requirements. Customer feedback is also obtained from resellers and through participation in industry events, organizations, and standards bodies.

         We have developed core competencies in SLM, broadband systems internetworking, network management, and broadband access technologies. We will continue to rely on the use of industry and technology partnerships to further enhance the capability to quickly introduce new solutions into the broadband market, and we expect to continue to employ a strategy that uses a combination of internally developed solutions and external partnering.

         We maintain research and development sites in Largo, Florida and Red Bank, New Jersey. In addition, engineering work is completed in Mexico and India through technology partnering arrangements. In order to maintain our rapid pace of product introduction, we will need to continue to attract talented engineers and invest in state-of-the-art research and development tools and processes. We will continue to invest resources in key skill areas, such as Java programming, system software, digital signal processing, internetworking, data communication protocols, test automation, central office solutions, RISC processing, transmission technologies, and telephony.

         Currently, we are developing enhancements for all of our broadband and SLM product families. We expect this work to result in feature improvements to these products, reduce our costs associated with their manufacture or reduce the cost to deploy them. We are focused on increasing the density of our DSL systems and recently introduced 12 and 24 line cards for our Hotwire DSLAM. We are also adding additional line cards to our new Hotwire GranDSLAM and expect to begin shipping our ADSL/G.lite card as well as our SDSL(2B1Q) card in the first half of 2000. We are adding SLM to products that did not previously include SLM capability, enhancing the SLM features for those products that already support SLM and adding DSL function to products that currently have only conventional broadband capabilities.

         For a discussion of the amount spent on research and development for the fiscal years ended December 31, 1997, 1998 and 1999, see "Item 7:
Management's Discussion and Analysis of Financial Condition and Results of Operation -- Results of Operation" in this Form 10-K.

INTELLECTUAL PROPERTY

         Our success and ability to compete is dependent in part upon our proprietary technology. We rely on a combination of patent, copyright, trademark and trade secret laws and non-disclosure agreements to protect our proprietary technology. We have been issued over 200 patents, currently hold over 165 U. S. patents and have over 110 U. S. patent applications pending. In addition, we hold corresponding foreign patents and have corresponding foreign patent applications pending. There can be no assurance that patents will be issued with respect to pending or future patent applications or that our patents will be upheld as valid or will prevent the development of competitive products.

         We seek to protect our intellectual property rights by limiting access to the distribution of our software, documentation and other proprietary information. In addition, our employees execute proprietary information agreements and we enter into nondisclosure agreements with some of our strategic partners. There can be no assurance that the steps taken by us in this regard will be adequate to prevent misappropriation of our technology or that our competitors will not independently develop technologies that are substantially equivalent or superior to our technologies. We also are subject to the risk of adverse claims and litigation alleging infringement of the intellectual property rights of others. In this regard, there can be no assurance that third parties will not assert infringement claims in the future with respect to our current or future products or that any such claims will not require the us to enter into license arrangements or result in protracted and costly litigation, regardless of the merits of such claims. Furthermore, from time to time, we receive and have received letters from others requesting licenses or indicating that our products may require a license. These letters are not uncommon in the industry, and these letters are dealt with according to normal business practices. For example, in March and July of 1999, we received letters from a third party patent owner alleging infringement by us of patents allegedly relating to equipment, including bar code scanners and circuit board manufacturing equipment, which we use in our manufacturing processes, and to integrated circuit microchips that we buy and incorporate into our products. We purchase this equipment and the microchips from vendors, who we believe may have an obligation to indemnify us in the event that the equipment and microchips infringe the patents. The patents referenced in these letters are also the basis for several infringement lawsuits commenced by the patent owner to which we are not a party. In some of those claims, the defendants are in the process of challenging the validity of the patents. No claim has been asserted beyond these letters, but we cannot assure you that the third party will not commence an infringement action against us. We are in the process of investigating the allegations. If an infringement claim is brought against us, we cannot assure you that we would prevail and any adverse outcome could require us, among other things, to pay royalties to the third party patent owner. Based on our investigation to date, we presently do not believe that any such adverse outcome would have a material adverse impact on our operations. However, we cannot assure you that future developments will not affect this conclusion or assure you that we will not receive other letters alleging infringement in the future.

         Most of Paradyne's existing patent portfolio, will be enforceable in the United States for at least the next ten years, provided that periodic maintenance fees are paid to the U. S. Patent & Trademark Office and unless determined to be invalid or unenforceable by an appropriate court or the U. S. Patent & Trademark Office. Most of Paradyne's inventions that are directed to DSL and SLM technologies are covered in pending applications that have yet to issue as patents and that have been filed in the last several years. If and once issued, these patents will be enforceable for 20 years from the date the application was originally filed, pursuant to applicable laws, provided that periodic maintenance fees are paid to the U. S. Patent & Trademark Office and unless determined to be invalid or unenforceable by an appropriate court or the
U. S. Patent & Trademark Office.

MANUFACTURING


         We manufacture substantially all of our products. All of our major operations are ISO-9001 registered. Many of our parts are procured from a variety of qualified suppliers per our specification. Some of our strategic suppliers are electronically linked, and given 26 week visibility of demand. We believe that this is critical in maintaining high delivery volumes and minimizing inventory. We use a combination of standard parts and components, which are generally available from more than one vendor and some parts that are obtained from a single source. We have generally been able to obtain adequate supplies in a timely manner from our current vendors or, when necessary, to meet production needs from alternative vendors. We believe that, in most cases, alternate vendors can be identified if current vendors are unable to fulfill our needs. However, if we are unable to obtain sufficient quantities of necessary supplies, or if there is a significant increase in the price of key components or materials, delays or reductions in manufacturing or product shipments could occur, which would have a material adverse effect on our business, financial condition and results of operations.

         We believe that we have sufficient production capacity to meet current demand for our product offerings and anticipate meeting future demand through a combination of the use of additional employees and increased outsourcing of products or components. In addition, we have the right of first refusal on the construction of any building on some lands adjacent to our Largo, Florida facilities if more space is needed to expand our manufacturing operations.

BACKLOG

         Paradyne's firm backlog at the beginning of each quarter is a fraction of the quarter's revenue target. Most revenue booked in each quarter results from orders filled within the quarter. In most circumstances orders can be rescheduled without penalty. Therefore, backlog is not a meaningful indicator of future revenues.

EMPLOYEES

         As of December 31, 1999, we employed approximately 856 full time employees. None of our employees is covered by collective bargaining agreements, and we believe that our relations with our employees are good.

GOVERNMENT REGULATION

         From time to time, federal and state legislators propose legislation that could affect our business, either beneficially or adversely, such as by increasing competition or affecting the cost of our operations. Additionally, the Federal Communications Commission ("FCC") and state regulatory bodies, may adopt rules, regulations or policies that may affect our business. We cannot predict the impact of such legislative actions on our operations.

         In the U. S., the Telecommunications Act of 1996 changed the regulatory environment for all NSPs, including competitive local exchange carriers (CLECs) and incumbent local exchange carriers (ILECs). CLECs and ILECs are a significant part of our customer base. The Telecommunications Act of 1996 removed federal, state and local barriers to entry into the local telephone market by CLECs. The Telecommunications Act of 1996 also imposed significant obligations on ILECs, including obligations to interconnect their networks with competitors' networks and to unbundle their networks and provide competitors with access to unbundled network elements. The Telecommunications Act of 1996 also directs the FCC to adopt local loop access rules to enable competitive providers of advanced services, such as high-speed Internet access, to deploy new technologies on a faster, more cost-effective basis to consumers. The United States Congress continues to consider possible amendments to the Telecommunications Act of 1996.

         The FCC continues to consider changes to its regulations, including those relating to network equipment registration and the deployment of broadband services. Effective January 2000, the FCC adopted regulations requiring ILECs to provide unbundled access to the high-frequency portion of the local loop, so that ILECs and CLECs can share the same copper telephone wires to provide xDSL services (commonly referred to as the "Line-Sharing proceeding"). The FCC also adopted spectrum compatibility and management policies, encouraging voluntary development of industry standards to facilitate competitive deployment of broadband services while limiting the ability of any one class of carriers to impose unilateral or anticompetitive spectrum compatibility or management rules on other xDSL providers. In another proceeding, the FCC adopted rules requiring ILECs to offer competitive carriers access to a number of listed network elements, including local loops, sub loops, and local circuit switching (commonly referred to as the "UNE proceeding"). In a related proceeding, the FCC has established rules requiring ILECs to allow competing carriers to access space in the incumbent's central office, which will enable competitors to collocate all equipment necessary for interconnection or access to unbundled network elements (commonly referred to as the "Collocation proceeding"). Some of the rules established in the UNE proceeding will not be effective until May, 2000. Additionally, the UNE and Line Sharing proceedings are currently on the remand from a U.S. Court of appeals, therefore, the rules promulgated in these proceedings are subject to change. Moreover, a petition for reconsideration was filed with the FCC concerning the Collocation proceeding. Hence, the FCC is reviewing the new collocation rules. We cannot predict whether any amendments to the Telecommunications Act of 1996 by Congress or any changes to the FCC Regulations, including new regulations, will have a negative impact on our business or the businesses of our customers or suppliers.

         Companies selling terminal equipment to be connected to the public switched telephone network must register some of their products with the FCC and conform them to technical standards promulgated by the FCC in its regulations. These regulations are designed to protect the public switched telephone network from harm, including interference and service degradation.

GEOGRAPHIC AREAS

         For a discussion of domestic and international revenues for the fiscal years ended December 31, 1997, 1998 and 1999, see "Note 2 -- Summary of Significant Accounting Policies: Concentration of Credit Risk" to our Notes to Consolidated Financial Statements as part of this Form 10-K.

ITEM 2: PROPERTIES

         Our principal administrative, engineering and manufacturing facilities are located in two leased buildings totaling approximately 333,000 square feet in Largo, Florida. In addition, we maintain a research and development facility of approximately 29,000 square feet in Red Bank, New Jersey. The leases for the Largo, Florida facility and the Red Bank, New Jersey facility expire in 2007 and 2003, respectively. There are two five-year renewal options on the Largo, Florida facility. Additionally, there is an automatic extension of the lease term of the Largo, Florida lease if the current landlord sells this property within the first three years of the lease. The Red Bank lease is not renewable but we retain the right to renegotiate with the landlord. We also lease offices for branch sales and administration in the United States, Canada, France, Egypt, Japan, Singapore and the People's Republic of China. Collectively, these offices occupy approximately 20,000 square feet. Leases for these facilities expire at various times during 2000 and 2002. We believe that the current facilities will be able to accommodate anticipated expansion of operations in these locations over the next 24 months. In addition, we have the right of first refusal on the construction of any building on some lands adjacent to our Largo, Florida facilities if more space is needed to expand our manufacturing operations.


ITEM 3: LEGAL PROCEEDINGS

         In the normal course of business, we are subject to proceedings, lawsuits and other claims. While these matters could affect the operating results of any one quarter when resolved in future periods, it is management's opinion that after final disposition, any monetary liability or financial impact to Paradyne beyond that provided in the consolidated balance sheet at December 31, 1999, would not be material to our annual consolidated financial statements.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         During the fourth quarter of the fiscal year covered by this report on Form 10-K, no matter was submitted to a vote of Security Holders.

                                     PART II


ITEM 5. MARKET FOR THE COMPANY'S COMMON STOCK EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET INFORMATION AND HOLDERS OF RECORD

         Our common stock is publicly traded on the Nasdaq National Market (NASDAQ) under the symbol PDYN. We completed an initial public offering in July 1999 and a secondary offering in September 1999. Prior to July 16, 1999, there was no established public trading market for any of our securities.

         On February 29, 2000, the last reported sale price of our common stock was $44.75 per share. As of February 29, 2000, there were 31,325,382 shares of our common stock issued and outstanding. We had 297 stockholders of record at that date excluding stockholders owning shares in street name. Because there may be many stockholders holding our common stock in street name, the actual number of stockholders may be significantly greater than stated above.

PRICE RANGE OF COMMON STOCK

         The following table represents the range of high and low sales prices for the Company's publicly traded common stock, as reported on the Nasdaq National Market, for the periods indicated:

                                                             HIGH         LOW
                                                            -------     -------
                2000 FISCAL YEAR
  First Quarter (January 1, 2000 - February 29,2000)         46         25 1/2

                1999 FISCAL YEAR
  Fourth Quarter  (October 1, 1999 - December 31, 1999)      37 3/4     25
  Third Quarter  (July 16, 1999 - September 30, 1999)        58         27 1/4


DIVIDENDS

         We have never declared or paid cash dividends. We intend to retain all future earnings for use in the operation and expansion of the business and, therefore, do not anticipate declaring or paying cash dividends in the foreseeable future. In addition, our current financing arrangements place certain restrictions on the payment of dividends and we anticipate that our future financing arrangements may restrict our ability to pay dividends. (For a discussion regarding restrictions on the ability to pay dividends, see
"Item 7: Management Discussion and Analysis of Financial Condition and Results of Operation in the Liquidity and Capital Resources section") of this form 10-K.

         Our Registration Statement on Form S-1 (Registration No. 333-76385) became effective on July 15, 1999. In connection with our initial public offering, we received net proceeds of approximately $62,240,000 after deducting estimated underwriting discounts, commissions, and offering expenses. We used $10.4 million of the net proceeds of the offering to repay all outstanding indebtedness under its $35,000,000 revolving line of credit facility with Bank of America NT&SA. We intend to use the remainder of the net proceeds for general corporate purposes, including working capital and capital expenditures. We are currently assessing the specific uses and allocations for these remaining funds.

RECENT SALES OF UNREGISTERED SECURITIES

         As of February 29, 1999, we had sold and issued 1,708,758 shares of our common stock to employees, officers and directors pursuant to direct issuances and exercises of options under our 1996 Equity Incentive plan and 1999 Non-Employee Directors' plan.

         The sale of the above securities was deemed to be exempt from registration under the Securities Act in reliance upon Section 4(2) of the Securities Act or Rule 701 promulgated under Section 3(b) of the Securities Act as transactions by an issuer not involving any public offering or transactions pursuant to compensation benefit plans and contracts relating to compensation as provided under such Rule 701.


ITEM 6: SELECTED CONSOLIDATED FINANCIAL DATA


         The following selected consolidated financial data as of December 31, 1997, 1998, and 1999 and for the years ended December 31, 1998 and 1999 is derived from Paradyne's consolidated financial statements which are included elsewhere in this Form 10-K. This data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained elsewhere in this form 10-K. The selected consolidated financial data for the seven months ended July 31, 1996, the five month period ending December 31, 1996, and for the years ended December 31, 1996 and 1997 are derived from audited consolidated financial statements which are not included in this Form 10-K. The selected consolidated financial data for the year ended December 31, 1995 has not been audited. The predecessor business consists of certain operating activities of AT&T Paradyne Corporation, a wholly owned subsidiary of Lucent Technologies Inc., on a carve-out basis, which was acquired by Paradyne effective July 31, 1996. In the opinion of our management, the predecessor business operated in a substantially different organizational structure and manner than we do and, accordingly, we believe that a comparison of its operating activities and results to ours is not meaningful. See Note 2 of the Notes to Consolidated Financial Statements of Paradyne for an explanation of the method used to calculate earnings per share. Earnings per share data are not presented for the predecessor business since the predecessor business did not have its own capital structure. As a result, this information would not be meaningful.

       SELECTED CONSOLIDATED FINANCIAL DATA

                                                PREDECESSOR BUSINESS                             PARADYNE
                                             --------------------------     -------------------------------------------------
                                                            SEVEN MONTHS    FIVE MONTHS
                                              YEAR ENDED       ENDED           ENDED           YEARS ENDED
                                              DECEMBER 31,    JULY 31,       DECEMBER 31,     DECEMBER 31,
                                                1995            1996          1996         1997          1998           1999
                                                ----            ----          ----         ----          ----           ----
                                                (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENTS OF OPERATIONS DATA:
REVENUES:
     SALES                                     259,654       128,099    |   112,293       177,850       195,153       220,174
     SERVICE                                     3,910         1,975    |     1,413         3,040         2,256         2,617
     ROYALTIES                                   1,425           464    |       325           413         1,392         3,118
                                             ---------     ---------    |  --------      --------       ---------------------
          TOTAL REVENUES                       264,989       130,538    |   114,031        181,303      198,801       225,909
                                             ---------     ---------    |  --------      --------       ---------------------
COST OF SALES:                                                          |
     EQUIPMENT                                 137,459        73,208    |    59,634        90,334       107,921       124,125
     SERVICE                                     3,980         1,803    |       744         1,154           620           823
                                             ---------     ---------    |  --------      --------       ---------------------
          TOTAL COST OF SALES                  141,439        75,011    |    60,378        91,488       108,541       124,948
                                             ---------     ---------    |  --------      --------       ---------------------
GROSS MARGIN                                   123,550        55,527    |    53,653        89,815        90,260       100,961
                                                                        |
OPERATING EXPENSES:                                                     |
     RESEARCH & DEVELOPMENT (1)                 30,100        28,019    |    31,174        37,339        35,132        36,470
     SELLING, GENERAL & ADMINISTRATIVE         115,155        42,928    |    29,409        66,278        55,969        55,938
     AMORTIZATION OF DEFERRED STOCK                                     |
     COMPENSATION                                    0             0    |         0             0             0         1,501
                                                                        |
     RESTRUCTURING CHARGES                           0             0    |         0         1,778           984             0
                                             ---------     ---------    |  --------      --------       ---------------------
          TOTAL OPERATING EXPENSES             145,255        70,947    |    60,583       105,395        92,085        93,909
                                             ---------     ---------    |  --------      --------       ---------------------
                                                                        |
OPERATING INCOME (LOSS)                        (21,705)      (15,420)   |    (6,930)      (15,580)       (1,825)        7,052
                                                                        |
OTHER (INCOME) EXPENSES                                                 |
     INTEREST                                    1,437           200    |     3,502         7,712         1,711          (405)
     LUCENT SETTLEMENT GAIN                          0             0    |         0       (51,183)            0             0
     OTHER, NET                                 (3,708)       (2,074)   |       382        (1,753)        1,191        (3,911)
                                             ---------     ---------    |  --------      --------       ----------------------
NET INCOME (LOSS) BEFORE PROVISION FOR         (19,434)      (13,546)   |   (10,814)       29,644        (4,727)       11,368
     INCOME TAX                                                         |
                                                                        |
PROVISION (BENEFIT) FOR INCOME TAX                 948           184    |         0         8,302        (1,082)        3,479
                                             ---------     ---------    |  --------      --------       ---------------------
NET INCOME (LOSS)                            $ (20,382)    $ (13,730)   |  $(10,814)     $ 21,342       $(3,645)     $  7,889
                                             =========     =========    |  ========      ========       =====================
                                                                        |
(LOSS) EARNINGS PER COMMON SHARE:                                       |
     BASIC                                         N/A           N/A    |     (0.42)         0.84         (0.14)         0.28
     DILUTED                                       N/A           N/A    |     (0.42)         0.81         (0.14)         0.26
                                                                        |
SHARES USED IN COMPUTING                                                |
     (LOSS) EARNINGS PER SHARE:                                         |
     BASIC                                         N/A           N/A    |    25,500        25,552        25,623         28,435
     DILUTED                                       N/A           N/A    |    25,500        26,291        25,623         30,112
                                                                        |
                                                AS OF           AS OF   |   AS OF              AS OF
                                                DECEMBER 31,   JULY 31, |   DECEMBER 31,       DECEMBER 31,
                                               ------------------------ |  --------------------------------------------------
                                                 1995           1996    |    1996          1997           1998          1999
                                                   (IN THOUSANDS)       |
CONSOLIDATED BALANCE SHEET DATA:                                        |
CASH AND CASH EQUIVALENTS                    $   3,094     $   5,717    |  $  1,354      $ 3,240        $ 2,356      $ 62,885
WORKING CAPITAL                                 26,991        20,265    |     9,990        9,606          8,382        86,351
TOTAL ASSETS                                   126,428       103,050    |   144,142       83,200         75,063       130,485
TOTAL DEBT                                         302            52    |    82,182       18,184         16,836           690
TOTAL DIVISIONAL EQUITY (2)                     80,372        73,327    |        --           --             --            --
TOTAL SHAREHOLDERS' EQUITY                          --            --    |     5,979       31,402         27,339       105,684

(1) Includes $13,114 of purchased research and development for the five months ended December 31, 1996.

(2) Since the predecessor business was not a legal entity, there was no stockholder's equity. "Divisional equity" represents the net assets of the predecessor business.

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with the consolidated financial statements and the related notes contained elsewhere in this Form 10-K. Certain of the matters discussed in the following pages, particularly regarding future events, our future financial performance and operating results, our business strategy and our financing plans, and those preceded by, followed by or that otherwise include the words "believes," "expects," "anticipates," "intends," "estimates," or similar expressions constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended. For those statements, Paradyne claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. These statements are only predictions. Known and unknown risks, uncertainties and other factors could cause our actual results to differ materially from those projected in the forward-looking statements. In evaluating these statements, you should specifically consider various factors, including, but not limited to, those set forth under "Risk Factors", and other risks identified from time to time in Paradyne's SEC reports and public announcements.

OVERVIEW

         We are a leading developer, manufacturer and distributor of broadband and narrowband network access products for network service providers ("NSPs") and business customers. We offer solutions that enable business class, service level managed, high-speed connectivity over the existing telephone network infrastructure and provide for cost-effective access speeds of up to 45 Mbps. Our equipment has been sold to over 60% of the Fortune 500 companies and in businesses in over 150 countries. We estimate that sales to NSPs represented approximately 65% of our total revenues in 1999. With our reputation and history as a supplier of access solutions to a large customer base, we believe that we are well positioned to provide broadband access solutions to NSPs and business customers as they upgrade their networks.

         In July 1996, as part of a divestiture by Lucent, Paradyne Acquisition Corp., a wholly owned subsidiary of Communication Partners, L. P., a limited partnership controlled by the Texas Pacific Group, acquired all of the outstanding shares of common stock of Paradyne Corporation. In June 1999 Paradyne Acquisition Corp. changed its name to Paradyne Networks, Inc. Our business was created when operations of Paradyne Corporation were either retained by Lucent or assigned to newly created entities in connection with the divestiture. The business that remained with Paradyne Corporation is referred to as the predecessor business. The predecessor business derived most of its revenues through July 1996 from the sale of narrowband products. The predecessor business purchased products and services from preferred suppliers of AT& T and Lucent and incurred intercompany charges for services provided by other AT&T operations. Following the 1996 acquisition, we introduced a series of new products, including many new broadband products, and discontinued sales of the Tellabs 74X family of products which were transitioned to Lucent. In addition, we lowered our expenses and restructured our operations. The cost of the restructuring was accounted for as part of the purchase accounting associated with the 1996 acquisition. We believe the revenues and expenses of the predecessor business are not representative of our current business, financial condition or results of operations. Accordingly, we believe that a period-to-period comparison of operating results prior to 1997 is not meaningful.

         Through 1997, our revenues were derived principally from the sale and service of narrowband network access products and, to a much lesser extent, technology licensing. Our broadband products, including our Hotwire and FrameSaver products, which were introduced in 1997, comprised the majority of our revenue in 1998 and approximately 70% of our total revenues in 1999, and we expect broadband products to represent an increasing portion of future revenues. Royalty revenues consist principally of licensing of technology, and service revenues are derived from repair of out-of-warranty products. We do not expect that either royalty or service revenues will constitute a substantial portion of our revenues in future periods.

         In July 1999, we completed an initial public offering of 4,000,000 shares of our common stock at an initial public offering price of $17.00 per share. We received net proceeds of approximately $61.2 million after deducting estimated underwriting discounts and commissions and other offering expenses. In September 1999 the Company and certain of the stockholders of the Company sold 20,000 and 5,000,000 shares of their common stock, respectively, in a secondary offering.

         We market and sell our products worldwide to NSPs and business customers through a multi-tier distribution system that includes direct sales, strategic partner sales, NSP sales and traditional distributor or value added reseller sales. Direct sales and services performed for Lucent in 1999 accounted for approximately 27% of our total revenues. Sales to Tech Data accounted for approximately 8% of our total revenues. We estimate that approximately 58% of our 1999 sales to Tech Data represented products that were resold to Lucent. Collectively, we estimate that direct and indirect sales to, and service performed for, Lucent accounted for approximately 31% of our total revenues in 1999 versus 47% in 1998. This percentage reduction principally results from lower Lucent equipment sales of some of our older products in 1999. A majority of our sales to Lucent represented sales to Lucent as a reseller of our products. Sales to SITA, an NSP, accounted for approximately 7% of our total revenues in 1999, and sales to Rhythms, an NSP, accounted for approximately 25% of our total revenues in 1999 versus 6% in 1998. The percentage increase of our total revenues to Rhythms in 1999 is primarily due to an increase in the deployment of their infrastructure using our products. A loss or a significant reduction or delay in sales to any of our major customers could materially and adversely affect our business, financial condition and results of operations.

         We generally recognize revenue from product sales upon shipment. No revenue is recognized on products shipped on a trial basis. Estimated sales returns based on historical experience by product are recorded at the time the product revenue is recognized. Charges for warranty work are included in cost of equipment sales. We believe that our accrued warranty reserve is sufficient to meet our responsibilities for potential future warranty work on products sold. Revenue from services, which consists mainly of repair of out-of-warranty products, is recognized when services are performed and all substantial contractual obligations have been satisfied. License and royalty revenues are recognized when we have completed delivery of technical specifications and performed substantially all required services under the related agreement.

         We expect our gross margin to be affected by many factors, including competitive pricing pressures, fluctuations in manufacturing volumes, costs of components and sub-assemblies, the mix of products or system configurations sold and timing of sales of follow-on line cards and endpoints for central office systems. Follow-on line cards and endpoints are components that are sold separately from central office systems and margins vary on these products. Central office systems are often sold as stand-alone chassis with a limited number of line cards. Customers purchase follow-on line cards and endpoints in order to increase the capacity of their central office system. Additionally, our gross margin may fluctuate due to changes in our mix of distribution channels. Sales prices of some of our products have decreased recently as a result of increased competition. Further price reductions may be necessary to remain competitive. Although we have been able to offset most price declines with reductions in our manufacturing costs, there can be no assurance that we will be able to offset further price declines with cost reductions.

         Research and development expenses primarily consist of: personnel costs related to engineering and technical support; consultant and outside testing services fees; research and development facilities expenses; equipment and supplies expenses associated with enhancing existing products and the development of new products; an allocation of information systems charges; and software and software maintenance expenses. We expense all research and development expenses as incurred. We believe that continued investment in research and development is critical to attaining our strategic product and cost-reduction objectives. We will, however, attempt to control and optimize our research and development expenditures in order to meet our strategic goals while at the same time allowing us to meet our profitability goals. Over time, as revenues increase, research and development expenditures are expected to increase as well.

         Selling, general and administrative expenses primarily consist of: salaries, commissions and related expenses for personnel engaged in marketing, sales and field service support functions, finance, human resource and administrative activities; advertising, promotional and trade show expenses, including the related travel expenses; consultant fees; equipment and facilities expenses, including intangibles amortization; supplies, software and software maintenance; and consignments. We intend to continue to invest in selling, marketing and promotional programs. In addition, we expect to expand our field sales operations and customer support organizations. We expect general and administrative expenses to increase moderately as our business grows and we continue operations as a public company. General and administrative expenses have been significantly reduced since the 1996 acquisition by improving systems and processes and eliminating unnecessary expenses, and we expect to continue our focus on controlling expenses in the future.

         Sales to customers outside of the United States accounted for approximately 30%, 20% and 18% of revenues in 1997, 1998 and 1999, respectively. This decrease was primarily due to the decline in sales of our older narrowband products and economic instability in Asia. In 1999, approximately 96% of our sales were denominated in U. S. dollars. While Paradyne is subject to fluctuations in foreign currency exchange rates with respect to income derived from international sales not denominated in U. S. dollars, the costs associated with a majority of these sales are in the same currency, which partially mitigates the effect of such fluctuations. Historically, currency exchange movements have not had a material effect on our business, financial condition or results of operations. If our non-U. S. operations expand, the effect of currency fluctuations may have a more significant impact on our revenues and costs. At December 31, 1999, we had no material monetary assets, liabilities or commitments denominated in currencies other than U. S. dollars. We do not hedge foreign currency transactions. Our strategy for managing currency risk is to minimize our foreign currency exposure.

         Despite growing revenues and being profitable in 1999, we may incur net losses. In addition to the customer concentration we have experienced, we also have lengthy development and sales cycles for our products, and there is often a significant delay between the time we incur expenses and the time we realize the related revenue. To the extent that future revenues do not increase significantly in the same periods in which operating expenses increase, our operating results will be adversely affected. Our quarterly and annual operating results have fluctuated in the past and are likely to fluctuate in the future due to a variety of factors, many of which are outside of our control. For further discussion regarding fluctuations in our operating results, see "Risk Factors -- Various Factors Could Cause Our Results to Fluctuate" and "-- We May Not Achieve Revenue Growth and Profitability" in this Form 10-K.


RESULTS OF OPERATIONS

         The following table summarizes Paradyne's operating results as a percentage of revenues for each of the periods shown:


                                            Predecessor Business                               Paradyne
                                    ---------------------------------------------------------------------------------------
                                    Fiscal Year ended  Seven months ended  Five months ended        Fiscal Year ended
                                       December 31,         July 31,       December 31,             December 31,
                                            1995             1996                1996          1997        1998        1999
                                            ----             ----                ----          ----        ----        ----

Revenues:
     Sales                                  98.0             98.1                98.5          98.1        98.2        97.5
     Service                                 1.5              1.5                 1.2           1.7         1.1         1.2
     Royalties                               0.5              0.4                 0.3           0.2         0.7         1.4
                                           -----            -----               -----         -----       -----       -----
          Total revenues                   100.0            100.0               100.0         100.0       100.0       100.0
                                           -----            -----               -----         -----       -----       -----

Cost of sales:
     Equipment                              51.9             56.1                52.3          49.8        54.3        54.9
     Service                                 1.5              1.4                 0.7           0.6         0.3         0.4
                                           -----            -----               -----         -----       -----       -----
          Total cost of sales               53.4             57.5                52.9          50.5        54.6        55.3
                                           -----            -----               -----         -----       -----       -----
Gross margin                                46.6             42.5                47.1          49.5        45.4        44.7

Operating Expenses:
     Research & Development                 11.4             21.5                27.3          20.6        17.7        16.1
     Selling, general & administrative      43.5             32.9                25.8          36.6        28.2        24.8
     Amortization of Deferred Stock
       Compensation                          0.0              0.0                 0.0           0.0         0.0         0.7
      ================
     Restructuring charges                   0.0              0.0                 0.0           1.0         0.5         0.0
                                           -----            -----               -----         -----       -----       -----
          Total operating expenses          54.8             54.3                53.1          58.1        46.3        41.6
                                           -----            -----               -----         -----       -----       -----

Operating income (loss)                     (8.2)           (11.8)               (6.1)         (8.6)       (0.9)        3.1

Other (income) expenses
     Interest                                0.5              0.2                 3.1           4.3         0.9        (0.2)
     Lucent settlement gain                  0.0              0.0                 0.0         (28.2)        0.0         0.0
     Other, net                             (1.4)            (1.6)                0.3          (1.0)        0.6        (1.7)
                                           -----            -----               -----         -----       -----       -----

Net income (loss) before provision for      (7.3)           (10.4)               (9.5)         16.4        (2.4)        5.0
     income tax

Provision (benefit) for income tax           0.4              0.1                 0.0           4.6        (0.5)        1.5
                                           -----            -----               -----         -----       -----       -----

Net income (loss)                           (7.7) %         (10.5) %             (9.5) %       11.8  %     (1.8) %      3.5 %



YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

         Revenues. Total revenues increased $27.1 million, or 13.6% to $225.9 million for the year ended December 31, 1999 from $198.8 million for the same period in 1998. The increase was primarily due to an increase in the volume of sales of our broadband access products. As a percentage of total revenues, equipment sales were 97.5% of total revenues for the year ended December 31, 1999 compared to 98.2% for the year ended December 31, 1998. The percentage decrease is mostly due to a $1.7 million increase in royalty income in 1999 which includes $1.1 million from a one-time royalty fee from Globespan related to termination of an existing agreement, and $1.5 million from a one-time license fee from a third party for intellectual property relating to narrowband technology. See Note 2 of Consolidated Financial Statements for table showing revenues by geographic regions.

         Gross Margin. Gross margin increased $10.7 million or 11.9% to $101.0 million for the year ended December 31, 1999 from $90.3 million for the year ended December 31, 1998. Most of the increase results from increased sales of our broadband access products and a $1.7 million increase in royalty revenues. Gross margin as a percentage of total revenues decreased to 44.7% in 1999 from 45.4% in 1998 primarily because our newer, competitively priced products comprised a greater portion of our total revenues.

         Research and Development Expenses. Research and development expenses increased $1.3 million, or 3.8%, to $36.4 million for the year ended
December 31, 1999 from $35.1 million for the year ended December 31, 1998. As a percentage of total revenues, research and development expense decreased to 16.1% for the year ended

December 31, 1999 from 17.7% for the year ended December 31,1998. This decrease is primarily attributable to the increase in revenue during the period.

         Selling, General and Administrative (SG&A) Expenses. SG& A expenses decreased by $0.1 million, or .2% to $55.9 million for the year ended December 31, 1999 from $56.0 million for the year ended December 31, 1998. SG& A as a percentage of total revenues decreased to 24.8% for the year ended December 31, 1999 from 28.2% for the year ended December 31, 1998. This decrease resulted primarily due to the increase in total revenue during the period.

         Deferred Stock Compensation. Deferred stock compensation is related to the previous granting of stock options to employees at prices deemed to be below fair market value for financial reporting purposes. The $1.5 million deferred stock compensation charge in 1999 was due to both the vesting of stock options as a result of our initial public offering in July 1999 ($1.1 million) which subjected certain stock options to variable plan accounting, and the amortization of deferred stock compensation over the vesting period of the options, generally four years ($.4 million).

         Interest and Other (Income) Expense, Net. Interest and other (income) expense, net, increased by $7.2 million, or 248%, to $4.3 million of income for the year ended December 31, 1999 from $2.9 million of expense for the year ended December 31, 1998. Interest and other (income) expense, net, is related to interest on notes payable and borrowings under lines of credit, interest on short term investments, gains and losses on equity investments and foreign exchange gains and losses. This increase was primarily attributable to the receipt by Paradyne of approximately $4.3 million of income from the sale of patents' a loss on an equity investment of $1.4 million in 1998 that did not reoccur in 1999; Our recognition of $.4 million of net interest income in 1999 compared to $1.7 million of net expense in 1998 as a result of earnings from the investment of proceeds from the initial public offering and the retirement of debt using the initial public offering proceeds during the third quarter of 1999, and our recording of a foreign exchange loss of $400,000 in 1999 compared to a gain of $.2 million in 1998.

         Provision (Benefit) For Income Taxes. Provision (benefit) for income taxes increased by $4.6 million, or 422%, to $3.5 million of provision for the year ended December 31, 1999 from $1.1 million of benefit for the same period in 1998. The tax provision is less than the statutory federal and state income tax rates principally due to the availability of research tax credits, as our secondary offering in September 1999 reduced the Texas Pacific Group's ownership below 50%, allowing us to take advantage of a tax credit in 1999 for increased research spending.

YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

         Revenues. Total revenues increased $17.5 million, or 9.7%, to $198.8 million in 1998 from $181.3 million in 1997. This increase was primarily due to an increase in the sales of our broadband access products. The increase in sales was primarily a result of higher average selling price due to product mix and to volume increases in broadband products. As a percentage of total revenues, equipment sales were 98.2% in 1998 compared to 98.1% in 1997. In 1998 and 1997, we also earned relatively small amounts of service revenues through the repair of out of warranty equipment and royalty revenues from the licensing of technology. See Note 2 of Consolidated Financial Statements for table showing revenues by geographic regions.


         Gross Margin. Gross margin increased $400,000, or 0.5%, to $90.3 million in 1998 from $89.8 million in 1997. Gross margin as a percentage of total revenues decreased to 45.4% in 1998 from 49.5% in 1997 for the following reasons:

      - some of our older products faced competitive price pressures, which resulted in lower average sales prices and accounted for a decline in gross margin of approximately 3 percentage points out of the 4.1 percentage point net decline in gross margin; and

      - In 1997 we had a large one-time customer purchase of an out-of-production product for which we were able to obtain a substantially higher than average sales price. No similar purchase occurred in 1998, resulting in a decrease in gross margin of 1 percentage point out of the 4.1 percentage point net decline in gross margin.

         Research and Development Expenses. Research and development expenses decreased $2.2 million, or 5.9%, to $35.1 million in 1998 from $37.3 million in 1997. This decrease was primarily due to a reduction in the number of contractors and a decrease in employees, as a result of the restructuring in November 1997. Research and development expenses declined to 17.7% of total revenues in 1998 from 20.6% in 1997 primarily due to the increase in total revenues in 1998 along with the expense reductions.

         Selling, General and Administrative Expenses. SG&A expenses decreased $10.3 million, or 15.6%, to $56.0 million in 1998 from $66.3 million in 1997. The decrease was primarily attributable to a $6.4 million reduction in amortization expense related to the Lucent settlement, a $3.3 million reduction in consultant fees and a $2.4 million decrease in advertising costs, offset by a $900,000 increase in personnel costs and a $900,000 increase in rental expenses. SG& A expenses as a percentage of total revenues decrease to 28.2% in 1998 from 36.6% in 1997 primarily due to the increase in total revenues in 1998 along with expense reductions.

         Restructuring Charges. During 1998, we incurred expenses of $1.0 million, or 0.5% of total revenues, related to restructuring our international operations.

         Interest and Other (Income) Expense, Net. Interest and other (income) expense, net, decreased $3.1 million, or 51.3%, to $2.9 million in 1998 from $6.0 million in 1997. Interest and other (income) expense, net, is related to interest on notes payable and borrowings under lines of credit, gains and losses on equity investments and foreign exchange gains and losses. The decrease in 1998 was primarily attributable to a reduction in interest expense associated with the $63.0 million forgiveness of debt by Lucent in 1997.

         Income Taxes. Our 1998 income tax benefit was $1.1 million, or 22.9% of the loss before income tax of $4.7 million. The tax benefit was less than the statutory federal and state income tax rates principally due to losses incurred in foreign jurisdictions for which no income tax benefit was available.


LIQUIDITY AND CAPITAL RESOURCES

         Our cash and cash equivalents increased $60.5 million to $62.9 million at December 31, 1999 from $2.4 million at December 31, 1998. Working capital increased $78.0 million from $8.4 million at December 31,1998 to $86.4 million at December 31, 1999. This increase is primarily attributable to our initial public offering in July 1999 and a secondary offering in September 1999 through which we received combined net proceeds of approximately $61.5 million.

          Cash provided by operations for the year ended December 31,1999 totaled $14.4 million and resulted primarily from net income which, after adjusting for non-cash impacting items such as depreciation and amortization, provision for bad debts, and deferred income taxes totaled $15.9 million. A major contributor to this net income was the net proceeds from a license of intellectual property related to modem technology and the sale of patents totaling $5.5 million. Also contributing to cash provided by operations was a reduction in inventories totaling $3.7 million resulting primarily from a December 1998 purchase of OEM product that did not occur in 1999, tax refunds in 1999 totaling $3.7 million, and a $1.6 million increase in payroll and benefit related liabilities resulting primarily from withholdings associated with the employee stock purchase plan that did not exist in at December
31, 1998 as well as an increase in accruals for commissions, bonuses, and profit sharing in 1999 compared to 1998. Decreases to cash from operating activities partially offsetting the above contributions included a $8.8 million reduction in accounts payable resulting primarily from the timing of purchases from and payments to OEM vendors.

         Capital expenditures in support of operations totaled $6.7 million, $6.9 million, and $9.6 million for the years ended December 31, 1999, 1998, and 1997, respectively. Expenditures in 1999 included improvements to our manufacturing facility totaling $1.3 million, investments in test and production equipment associated with new product development totaling $3.2 million, and investments in our information systems totaling $1.6 million. Net expenditures in 1998 and 1997 related primarily to a new Year 2000 enterprise resource planning system and to the support of operations.

         Gross proceeds from our initial public offering, secondary offering and exercise of stock options totaled $68.5 million. A portion of these proceeds was used to pay down the Bank of America NT&SA revolving credit facility.

         We are a holding company with no business operations of our own. In the event we incur obligations, we would be dependent on payments, loans, dividends and distributions from our subsidiaries for funds to pay our obligations. The ability of our subsidiaries to pay dividends or distributions or make loans to us is subject to restrictions. We maintain a revolving line of credit facility with Bank of America NT&SA although no amounts are currently outstanding. Originally, this was a $45 million facility that we voluntarily reduced to $35 million in March 1999. On January 1, 2000 the Company voluntarily reduced this facility to $30 million, reduced the unused line fee to 0.25%, and extended the facility through January 31, 2001. Under the line of credit agreement, neither Paradyne Corporation nor its Canadian subsidiary may pay dividends or make distributions to us unless Paradyne Corporation and its subsidiaries meet minimum financial ratios related to earnings, interest expense and total indebtedness and obtain the prior approval of Bank of America NT&SA.

         We believe that the proceeds from our offerings, together with cash flows from operations and borrowing availability under the Bank of America NT&SA line of credit facility, will be sufficient to meet our working capital needs for at least the next eighteen months.


YEAR 2000 ISSUES

         Background: Some computers, software and other equipment include programming code in which calendar year data is abbreviated to only two digits. As a result, some of these systems could fail to operate or fail to produce correct results, if, for example, 00 is interpreted to mean 1900 rather than 2000. These problems are commonly referred to as the Year 2000 problem. Although it was widely expected that the Year 2000 problem would affect most systems beginning on January 1, 2000, as of the date of this Form 10-K, neither we nor, to our knowledge, our service providers, distributors and suppliers who use our systems have experienced any Year 2000 problems. However, despite the passing of January 1, 2000, it is widely believed that there is a continued risk of Year 2000 problems which may occur in the first quarter of the year 2000 and possibly beyond.

         Assessment: In 1996 we identified the Year 2000 problem as a potential risk to our operations. As a result, we developed a comprehensive multi-year plan to make our internal computer software and hardware systems Year 2000 compliant. Our Year 2000 compliance plan was comprised of 3 phases: an assessment phase; an implementation phase; and a testing phase. This plan, initiated in the first quarter of fiscal 1997, has been completed by us. While we believe that we have implemented a comprehensive plan for addressing the Year 2000 problem, we cannot be certain that these Year 2000 compliance efforts will be successful in the year 2000 and beyond. Nonetheless, to date, we have incurred expenses related to Year 2000 readiness of approximately $3.7 million.

         Internal Infrastructure: We believe that we have identified all of the major computer hardware, software applications and other calendar year dependent equipment used in connection with our internal operations. Our Year 2000 compliance plan addressed items that needed to be modified, upgraded, or replaced in order to minimize the possibility of a material disruption of our business. We have replaced our accounting, sales, distribution and manufacturing systems with what we believe to be a Year 2000 compliant enterprise resource planning system. We have replaced our human resource and payroll systems application software with what we believe to be Year 2000 compliant software, and we have replaced our internal phone system and associated equipment with what we believe to be a Year 2000 compliant system. We have modified, upgraded and replaced, as appropriate, other computer software applications, hardware, and equipment that could potentially be adversely affected by the Year 2000 problem. Monthly updates on Year 2000 activities are made available to all employees.

         Network Service Providers: Our ongoing operations are dependent on the uninterrupted service provided to us by our voice (landline and wireless), data and Internet service vendors. As part of our assessment of potential

Year 2000 problems, we initiated communications with our various service providers and received assurance that they have or will address Year 2000 compliance issues associated with their ability to provide uninterrupted service. Despite the passing of January 1, 2000, any future failure of these vendors to resolve Year 2000 issues in a timely manner could materially and adversely affect our business, financial condition and results of operation.

         Distributors and Suppliers: As part of our assessment of potential Year 2000 problems, we initiated communications with our key distributors, service support providers and suppliers to establish the status of their Year 2000 compliance. We communicated with our major suppliers of minicomputers, servers, computers, software and other equipment used, operated or maintained by us to identify and, to the extent possible, resolve issues associated with the Year 2000 problem. We also gathered Year 2000 compliance information from web sites and other public sources for our second and third-tier distributors and suppliers. We believe that we identified all of the potential Year 2000 problems with respect to these distributors, service support providers and suppliers and received their commitment to resolve any outstanding issues in a timely manner. However, any failure on our part to identify potential third party Year 2000 problems or any failure of these parties to resolve any outstanding issues with their systems in a timely manner could materially and adversely affect our business, financial condition and results of operations.

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

         Contingency Plans: We developed contingency plans to be implemented as part of our efforts to identify and correct Year 2000 problems that could affect our internal systems during the year 2000 and beyond. Depending on the systems affected, these plans could include (i) accelerated replacement of affected equipment or software, (ii) increased work hours for our personnel or use of contract personnel to correct on an accelerated schedule any Year 2000 problems which may arise, (iii) the provision of manual workarounds for information systems and (iv) other similar approaches. If we are required to implement any of these contingency plans, such plans may have a material adverse effect on our business, financial condition or results of operations.

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


INFLATION

         Because of the relatively low levels of inflation experienced in 1997, 1998 and 1999, inflation did not have a significant effect on our results in such years.

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

WE ARE SUBSTANTIALLY DEPENDENT ON NETWORK SERVICE PROVIDERS, WHO MAY REDUCE OR DISCONTINUE THEIR PURCHASE OF PRODUCTS OR SERVICES AT ANY TIME

         We estimate that sales to NSPs accounted for approximately 65% of our total revenues in 1999. If our NSP customers are forced to defer or curtail their capital spending programs, we could lose, or experience delays or reductions in significant sales to such customers. Given the capital requirements, complex regulatory framework and other barriers to entry in the market, there are a limited number of NSPs. The market for many of the services provided by NSPs has only begun to emerge since the passage of the Telecommunications Act of 1996 and many NSPs are still building their infrastructure and rolling out their services. Many of these NSPs still need to develop, construct and expand their networks. The inability of our emerging NSP customers to complete development of their networks, attract or retain customers, respond to trends such as price reductions for their services or diminished demand for telecommunications services generally, could cause them to reduce their capital spending programs.

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

OUR SUCCESS DEPENDS ON NETWORK SERVICE PROVIDERS INCORPORATING OUR PRODUCTS INTO THEIR INFRASTRUCTURE

       We anticipate that a significant portion of our future revenues will be attributable to sales to NSPs of our DSL, SLM and other broadband products. Our future performance will therefore be substantially dependent on incorporation of our products by NSPs into their service offerings to subscribers. The failure of our products to become an accepted part of NSPs' service offerings or a slower than expected increase in the volume of sales by us of SLM products could materially and adversely affect our revenues. Our success in the NSP market will depend on numerous factors, many of which are outside our control. Some of these factors include:

-        NSP and subscriber acceptance of and satisfaction with our products;

- the realization of operating cost efficiencies for NSPs when SLM products are deployed and our ability to demonstrate these operational benefits;

- subscriber demand for our products and support for our products within the NSPs' sales force;

- our successful development of systems and products that address the requirements for products deployed as part of an NSP's infrastructure;

- the timing and successful completion of integration development work by NSPs to incorporate our SLM functionality into their operational support system; and

- the absence of new technologies that make our products and systems obsolete before they can achieve broad acceptance.

VARIOUS FACTORS COULD CAUSE OUR RESULTS TO FLUCTUATE

         Paradyne's quarterly and annual results of operations have fluctuated in the past and are likely to fluctuate significantly in the future due to a variety of factors, many of which are outside of our control. Fluctuations in our results could cause our stock price to decline substantially. Some of these factors that might affect our results of operations include:

- The timing and amount of, or cancellation or rescheduling of, orders for our products and services to existing and new customers. This may adversely affect our operating results in any particular quarter if we were unable to recognize revenue for a particular sale in the quarter in which such sale was expected.

- Our ability to develop, introduce, ship and support new products and product enhancements and manage product transitions on a timely basis. Our failure to accomplish these tasks could render our products obsolete or non-competitive, particularly since technology in our industry changes often. As a result, customers may decide to purchase competitive products, which could cause our revenues to suffer.

- Announcements, new product introductions and reductions in price of products offered by our competitors. These events could also cause our customers to decide to purchase the products of our competitors which would adversely affect our revenues and, therefore, our results of operations. Also, we may feel it necessary to reduce prices of our products, which could impact operating margins and net income.

- Our ability to achieve cost reductions. As with all companies, we constantly strive to improve our margins through reductions in our cost of sales. Failure to reduce our costs could reduce our margins which in turn could adversely affect our ability to operate profitably.

- Our ability to obtain sufficient supplies of sole or limited source components for our products. If we cannot obtain components for our products, we may be unable to produce sufficient quantities of our products to meet demand. As a result, our revenues could be adversely affected. This is particularly true with respect to obtaining sole or limited source components because replacement sources, if any, will take time to identify.

- The timing and rate of deployment of our products by NSPs. The timing and rate of deployment by NSPs can affect sales of products to these NSPs and, in turn, our operating results.

- Preferential pricing arrangements. We have preferential pricing arrangements with some of our customers. In our effort to win new business we may negotiate preferential pricing arrangements in the future with other customers. While these arrangements are intended to provide greater revenue, they will have a negative impact on our margins. Furthermore, because our strategy relies on entering into these arrangements in the future, if we fail to do so, our results could be below expectations.

- Our ability to attain and maintain production volumes and quality levels for our products. Many factors could affect our ability to maintain production volumes and quality levels. They include an inability to obtain raw materials or components, labor shortages, and the maintenance of adequate facilities for production. If we fail to maintain production volumes or quality level we may be unable to produce sufficient quantities of our products to meet demand, which would adversely affect our revenues.

- The mix of products sold and the mix of distribution channels through which they are sold. The mix of products sold can adversely affect our results. Margins vary within our newer and older products. If we fail to successfully sell our higher margin products, our gross margins may be lower than expected. In addition, some distribution channels have higher costs associated with sales. As a result, the mix of distribution channels may adversely affect operating income.

- Fluctuations in demand for our products and services, especially by our major customers. Because we are highly dependent on sales to a relatively small numbers of customers, changes in demand from those customers can have a disproportionately large effect on our revenues and results of operations. For example, direct and indirect product sales to, and services performed for, Lucent constituted approximately 31% of our total revenues in 1999. If Lucent's demand for our products in future years were to decline, our revenues would suffer.

- Expiration of favorable supply or purchase contracts. For example, we currently have a supply agreement with Lucent under which we are the exclusive supplier through June 2001 of Lucent's requirements for stand-alone network access products for resale. As a result, Lucent must purchase these products from us. Direct and indirect sales of these products to Lucent accounted for approximately 30% of our total revenues in 1999. After the expiration of the agreement, we may be unable to negotiate a new supply agreement. If we are unable to negotiate a new supply agreement, Lucent could enter into a supply agreement with another party or purchase these products from multiple providers. In either case, our sales of these products would decline substantially.

- Costs relating to possible acquisitions and integration of technologies or businesses. The cost to acquire technologies and businesses is substantial. In addition to the direct costs, there are significant indirect costs related to integration of personnel and technologies and potential product redesign. These costs may decrease operating income or increase operating loss if they are not offset by comparable increases in revenue.

         In addition, conditions in the telecommunications market, including consolidation in the industry, and economic conditions generally could adversely affect both our revenues and costs. Due to these and other factors, period-to-period comparisons should not be relied upon as indications of future performance. It is possible that in some future periods, our operating results and/or our growth rate will be below what public market analysts and investors expect.

WE MAY NOT SUSTAIN REVENUE GROWTH OR PROFITABILITY

         We cannot be certain that we will continue to achieve revenue growth or realize sufficient revenues to achieve continued profitability. Excluding a one-time gain in connection with a contract renegotiation with Lucent in 1997 and the related tax effect, we had an accumulated net deficit of approximately $29.3 million during the period from August 1, 1996 through December 31, 1999. In 1999, we had net income of $7.9 million. Prior to that time we had not been profitable in any fiscal year of operations except in 1997 when we were profitable as a result of the non-recurring gain in connection with the renegotiation of a contract with Lucent. We anticipate that we will continue to incur significant product development and selling, general and administrative expenses and, as a result, we will need to generate higher revenues to achieve and sustain profitability on an annual basis.

OUR DEPENDENCE ON ONLY A FEW MAJOR CUSTOMERS FOR A SUBSTANTIAL PORTION OF OUR REVENUES EXPOSES US TO FINANCIAL RISKS

         We depend on a small number of customers for a substantial portion of our revenues. As a result, a loss or a significant reduction or delay in sales to any of our major customers could materially and adversely affect our revenues. Direct product sales to Lucent and services performed for Lucent in 1999 accounted for approximately

27% of our total revenues. Sales to Tech Data Corporation, a distributor, in 1999 accounted for approximately 8% of our total revenues. We estimate that approximately 58% of our sales to Tech Data represented products that were resold to Lucent. Collectively, we estimate that direct and indirect sales to, and services performed for, Lucent accounted for approximately 31% of our total revenues in 1999. Sales to SITA, an NSP, in 1999 accounted for approximately 7% of our total revenues in 1999 and sales to Rhythms, also an NSP, accounted for approximately 25% of our total revenues in 1999. Unless and until we diversify and expand our customer base, our future success will significantly depend upon certain factors which are not within our control, including:

- the timing and size of future purchase orders, if any, from our larger customers;

-    the product requirements of our customers;

-    the financial and operational success of our customers; and

-    the success of our customers' services deployed using our products.

         Diversification and expansion of our customer base is particularly critical because of the highly competitive nature of our business. Our contracts are generally subject to annual renewal with the exception of our contracts with Lucent and several other customers, which have two to five year terms, and our customers generally do not have any obligation to purchase products solely from Paradyne. Under a supply agreement between Lucent and Paradyne, Paradyne is the exclusive supplier of Lucent's requirements for stand alone network access products, such as our FrameSaver products, for resale through June 2001.

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

         Our markets are characterized by increasing consolidation both within the data communications sector and by companies combining or acquiring data communications products and technology for delivering voice-related services, as exemplified by the recent acquisitions of Ascend by Lucent, Diamond Lane by Nokia and Xylan by Alcatel. We cannot be sure of the impact of any of these acquisitions on the competitive environment for our products. Increased competition and consolidation could result in price reductions and a decrease in our market share.

OUR DEPENDENCE ON DEVELOPMENT RELATIONSHIPS COULD THREATEN OUR ABILITY TO SELL PRODUCTS

         Our success is dependent upon our continued relationship with certain companies, including Lucent, GlobeSpan, NetScout and Alcatel. If any of these companies breaches or terminates its agreement or fails to perform its obligations under its agreement, we might not be able to sustain or grow our business. In particular, if any of these companies, other current corporate partners or future corporate partners discontinue their support of products that we have developed in cooperation with them, fail to continue to develop product enhancements required to meet customer demand, fail to appropriately address performance issues related to products that we have developed in cooperation with them, face claims of infringement of third party intellectual property rights with respect to the technology included in products that we have developed in cooperation with them or fail to continue to support joint marketing programs, our ability to sell products that we have developed in cooperation with them would be hampered. Additionally, in the event that any of our significant relationships are terminated, we may not be able to replace them in a timely manner, if at all.

OUR ABILITY TO SUSTAIN OR GROW OUR BUSINESS MIGHT BE HARMED IF WE LOSE SALES OF ACCESS PRODUCTS TO LUCENT

         We have a relationship with Premisys Communications through which we have exclusive distribution rights through April 2005 for Premisys' IMACS system, which we market to Lucent and AT&T under the name Acculink Access Controller. We have also entered into a supply and exclusivity agreement with Lucent under which we are the exclusive supplier of Lucent's requirements for various access products, such as the Acculink Access Controller, for resale through June 2001. Sales of Acculink Access Controller accounted for greater than 10% of our total revenues during each of 1997, 1998 and 1999. Our revenues would be adversely affected if Premisys fails to meet its obligations under the agreement or if Lucent or AT&T were to substantially reduce or discontinue their orders of Acculink Access Controller.


WE DEPEND ON SOLE AND SINGLE SOURCE SUPPLIERS WHICH EXPOSES US TO POTENTIAL SUPPLY INTERRUPTION

         We currently purchase a number of important parts, such as framers, semiconductors and embedded communications processors, from sole source vendors for which alternative sources are not currently available. Delays or interruptions in the supply of these components result in delays or reductions in product shipments. The purchase of these components from outside suppliers on a sole source basis subjects us to risks, including the continued availability of supplies, price increases and potential quality assurance problems. We currently purchase key components for which there are currently no immediate substitutes available from approximately 53 vendors. All of these components are critical to the production of our products. While alternative suppliers may be available to us, we must first identify these suppliers and qualify them. We cannot be certain that any such suppliers will meet our required qualifications or that we will be able to identify alternative suppliers in a timely fashion, if at all. We may not be able to obtain sufficient quantities of these components on the same or substantially the same terms. Consolidations involving suppliers could further reduce the number of alternatives for us and affect the cost of such supplies. An increase in the cost of such supplies could make our products less competitive with products which do not incorporate such components. Lower margins or less competitive product pricing could materially and adversely affect our business, financial condition and results of operation.

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

A FAILURE BY US TO PROTECT OUR TECHNOLOGY MAY ADVERSELY AFFECT OUR ABILITY TO COMPETE

         Our success and ability to compete is substantially dependent upon our technology. A failure to protect our technology could result in competitors offering similar products potentially resulting in a loss of competitive advantage and decreased revenues. We rely on a combination of patent, trademark, copyright and trade secret laws and non-disclosure agreements to protect such technology. Currently, we hold over 165 United States patents and have over 110 United States patent applications pending. In addition, we hold certain corresponding foreign patents and have certain corresponding foreign patent applications pending. However, we cannot be certain that patents will be issued with respect to any of our pending or future patent applications. In addition, we do not know whether any of our issued patents will be upheld as valid or that they will prevent the development of competitive products.

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

         We are also subject to the risk of adverse claims and litigation alleging infringement of the intellectual property rights of others. These claims may require us to enter into license arrangements or may result in protracted and costly litigation, regardless of the merits of such claims. We may not be able to obtain necessary licenses on commercially reasonable terms, if at all. From time to time, we receive and have received letters from others requesting licenses or indicating that our products may require a license. These letters are not uncommon in the industry, and these letters are dealt with according to normal business practices. For example, in March and July 1999, we received a letter from a third party patent owner alleging infringement by us of patents allegedly relating to equipment, including bar code scanners and circuit board manufacturing equipment, which we use in our manufacturing processes, and to integrated circuit microchips that we buy and incorporate into our products. We purchase this equipment and the microchips from vendors, who we believe may have an obligation to indemnify us in the event that the equipment and microchips infringe the patents. The patents referenced in this letter are also the basis for several infringement lawsuits commenced by the patent owner to which we are not a party. In some of those claims, the defendants are in the process of challenging the validity of the patents. No claim has been asserted beyond this letter, but we cannot assure you that the third party will not commence an infringement action against us. We are in the process of investigating the allegations. If an infringement claim is brought against us, we cannot assure you that we would prevail and any adverse outcome could require us, among other things, to pay royalties to the third party patent owner. Based on our investigation to date, we presently do not believe that any such adverse outcome would have a material adverse impact on our operations. However, we cannot assure you that future developments will not affect this conclusion or assure you that we will not receive other letters alleging infringement in the future.

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

OUR RELIANCE ON INTERNATIONAL SALES MAY MAKE US SUSCEPTIBLE TO GLOBAL ECONOMIC FACTORS, FOREIGN TAX LAW ISSUES AND CURRENCY FLUCTUATIONS

         We currently have 9 sales offices and subsidiaries in North America, Africa, Europe and Asia through which we market and sell our products. Our international operations subject us to risks to which we would not otherwise be exposed. These risks may cause our results of operations to fluctuate. For example, sales to customers outside of the United States accounted for approximately 30% of revenues in 1997, 20% of revenues in 1998 and 18% of revenues in 1999 respectively. This decrease was primarily due to the decline in sales of our older narrowband products and economic instability in Asia. Our international operations subject us to risks to which we would not otherwise be exposed, such as:

-        impact of recessions in economies outside of the United States;

-        currency exchange rate fluctuations;

-        political and economic instability;

- policy, legal, regulatory or other changes affecting the telecommunications and data communications markets;

-        uncertain intellectual property rights protection;

-        potential adverse tax consequences;

-        change in tariffs; and

-        difficulties in accounts receivable collection.

OUR FAILURE TO COMPLY WITH REGULATIONS COULD AFFECT OUR PRODUCT OFFERINGS

         We are subject to a significant number of communications regulations and standards, some of which are evolving as new technologies are deployed and due to ongoing judicial and administrative proceedings. New regulations or new interpretations of existing laws or regulations, or compliance with additional existing regulations due to changes in the nature of our products could result in significant additional cost to us. Moreover, failure of our products to comply, or delays in compliance, with the various existing and evolving industry regulations and standards could delay the introduction of our products. Our products may be required to comply with various regulations, including those promulgated by the FCC, state public utilities commissions and various foreign governments. Our products must comply with the Communications Act of 1934 and the Telecommunication Act of 1996. In the United States, in addition to complying with FCC regulations, our products are required to meet certain safety requirements. For example, NSPs may require that our products that are located in their facilities be network equipment building standard certified before they purchase the products from us. Outside of the United States, our products are subject to the regulatory requirements of each country in which the products are manufactured or sold. These requirements vary widely, and we may be unable to obtain on a timely basis, if at all, necessary approvals for the manufacture, marketing and sale of our products.

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

CHANGES TO REGULATIONS AFFECTING THE TELECOMMUNICATIONS INDUSTRY COULD REDUCE DEMAND FOR OUR PRODUCTS

         If our NSP customers are required to comply with new laws, new regulations or new interpretations of existing laws or regulations, or if they are required to comply with additional existing regulations due to changes in the nature of their services, those changes could materially and adversely affect the market for our products. A large percentage of our customers are NSPs whose voice services, and many of their other network services, must comply with the Communications Act of 1934, the Telecommunications Act of 1996 and regulations prescribed by the FCC. Furthermore, most of our NSP customers' voice services are subject to regulation by state public utilities commissions. Some of our NSP customers are subject to foreign government regulation. Many of these federal, state and foreign regulations continue to evolve due to ongoing judicial and administrative proceedings, particularly those federal regulations designed to define rights and obligations under the Telecommunications Act of 1996. From time to time, the FCC or regulatory bodies may propose legislation or adopt rules, regulations or polices that could affect our business, either beneficially or adversely, such as by increasing competition or affecting the cost of our operations. We cannot predict the impact of future regulatory actions on our operations.

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

WE RELY HEAVILY ON DISTRIBUTORS AND RESELLERS

         We estimate that in 1999 over 55% of our sales were made through distributors and resellers. We often rely on distributors and resellers to provide installation, training and customer support to the ultimate end users of our products. As a result, our success depends on the continued sales and customer support efforts of our network of distributors and resellers. Any reduction, delay or loss of orders from our significant distributors or resellers could materially and adversely affect our revenues.

OUR ABILITY TO SUSTAIN OR GROW OUR BUSINESS MAY BE HARMED IF WE ARE UNABLE TO PROVIDE ADEQUATE CUSTOMER SUPPORT

         Our ability to continue to grow our company and to retain current and future customers depends in part upon the quality of our customer support operations. A failure to offer adequate customer support could materially and adversely affect our reputation or cause demand for our products to decline. Our customers generally require significant support and training prior to the installation and deployment of our products. Providing adequate levels of support to our customers requires significant expenditures of resources and capital. As the market for high-speed access devices grows and as the technology for these devices continues to evolve, we will need to augment and improve upon our customer support operations.

WE MAY NOT BE ABLE TO FINANCE OUR GROWTH AND CAPITAL REQUIREMENTS

         Substantial working capital is required in order to fund and continue to build our business. If we fail to do so, we will not be able to remain competitive or continue to meet the increasing demands for our products.

We may also need to spend significant amounts of cash to fund operating losses and increases in expenses, take advantage of opportunities or respond to developments or competitive pressures. We believe that the proceeds from our initial public offering in July 1999 and our secondary offering in September 1999, together with our existing capital resources and our revolving line of credit facility with BankAmerica NT&SA, will allow us to meet our capital requirements for at least the next 18 months. However, our capital requirements depend on several factors, including the rate of market acceptance of our products, the ability to expand our client base, the growth of our sales and marketing efforts and other factors. If capital requirements vary materially from those currently planned, we may require additional financing sooner than anticipated. We cannot be certain that additional financing will be available to us when needed or that such financing can be obtained on terms favorable to us. If adequate funds are not available or are not available on acceptable terms, we may be unable to develop or enhance our services, take advantage of future opportunities or respond to competitive pressures.

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

THE YEAR 2000 PROBLEM MAY SEVERELY DISRUPT OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Despite the passing of January 1, 2000, the year 2000 problem continues to create a risk for us. This risk exists primarily in three areas:

-        systems we use to run our business;

-        systems used by our service providers, distributors and suppliers; and

- the potential for failures of our products, particularly our central office-based systems, due to Year 2000 problems associated with products manufactured by other equipment vendors used in conjunction with our products.

         A disruption in the operations of parties with whom we interact could materially and adversely affect our business, financial condition and results of operations.

     We have developed a comprehensive multi-year plan to ensure that our internal computer software and hardware systems will be Year 2000 compliant in the year 2000 and beyond. Depending on the systems affected, this plan could include accelerated replacement of affected equipment or software, increased work hours for our personnel or use of contract personnel to correct on an accelerated schedule any Year 2000 problems which may arise, the provision of manual workarounds for information systems, and other similar approaches. If we are required to implement any of these contingency plans, such plans may materially and adversely affect our business, financial condition and results of operations.

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

MANAGEMENT AND OUR SINGLE LARGEST STOCKHOLDER MAY LIMIT YOUR ABILITY TO INFLUENCE THE OUTCOME OF DIRECTOR ELECTIONS AND OTHER STOCKHOLDER MATTERS

         Our executive officers, directors and principal stockholders and their affiliates beneficially owned approximately 48% of our outstanding shares of common stock, as of February 29, 2000. As a result, these stockholders, if acting together, would be able to effectively control substantially all matters requiring approval by our stockholders.

         Entities associated with Texas Pacific Group owned approximately 40% of our outstanding shares of common stock as of February 29, 2000 and may be able to exercise control over Paradyne, subject to the fiduciary duties of its representatives on the board of directors under Delaware law. The interests of Texas Pacific Group may not always coincide with the interests of other stockholders. Texas Pacific Group, through its representatives on the board of directors, could cause us to enter into transactions or agreements which we would not otherwise consider absent Texas Pacific Group's influence.

OUR STOCK PRICE MAY BE VOLATILE AND YOU MAY NOT BE ABLE TO RESELL SHARES AT OR ABOVE THE OFFERING PRICE

       Prior to the effective date of our initial public offering on July 15, 1999, there was no public market for our common stock. The trading price of our common stock could be subject to wide fluctuations in response to various factors, some of which are beyond our control, such as:

-        actual or anticipated variations in quarterly results of operations;

-        changes in intellectual property rights of Paradyne or our competitors;

-        announcements of technological innovations;

- the introduction of new products or changes in product pricing by Paradyne or our competitors;

-        changes in financial estimates by securities analysts;

- announcements of significant acquisitions, strategic partnerships, joint ventures or capital commitments by us or our competitors; and

-        additions or departures of key personnel.

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

WE MAY ENGAGE IN ACQUISITIONS, AND WE MAY BE UNABLE TO SUCCESSFULLY INTEGRATE ANY NEW OPERATIONS, TECHNOLOGIES, PRODUCTS OR PERSONNEL

         Recently, the telecommunications industry has experienced substantial mergers and acquisitions activity. As part of our ongoing corporate development activities, we will, on a regular basis, engage in discussions with third parties concerning potential acquisitions of product lines, technologies and businesses. In the event that such an acquisition does occur, because of the small size of our management team, we may be particularly susceptible to risks associated with the assimilation of operations, technologies, products and personnel and the diversion of management's attention from other business concerns. Moreover, we may not be able to identify suitable acquisition candidates or other strategic opportunities, and even if we do identify them, we may not be able to successfully consummate any transaction.

SHOULD WE SELL A SUBSTANTIAL NUMBER OF SHARES OF OUR COMMON STOCK IN THE PUBLIC MARKET, THE PRICE OF OUR COMMON STOCK COULD FALL

         Sales of a substantial number of shares of our common stock in the public market could cause the market price of our common stock to decline and could impair our ability to raise additional capital through the sale of equity securities. As of February 29, 2000, we had approximately 31,325,382 shares of common stock outstanding, of which over 99% are freely transferable without restriction or registration under the Securities Act, unless such shares are held by our affiliates, as that term is defined in Rule 144 under the Securities Act. Restricted shares held by non-affiliates will be eligible for sale under Rule 144(k) without volume and manner of sale restrictions. In addition, we have filed a registration statement on Form S-8 with the Securities and Exchange Commission covering the 7,250,000 shares of common stock reserved for issuance under our 1996 Equity Incentive Plan, 1999 Employee Stock Purchase Plan and 1999 Non-Employee Directors' Stock Option Plan. On
March 22, 2000, our Board of Directors approved an amendment to our 1996 Equity Incentive Plan to increase the number of shares available for issuance under this plan from 6,000,000 shares to 11,000,000 shares. Subject to stockholder approval of this amendment at our annual meeting to be held on May 25, 2000, we currently intend to grant options for a substantial portion of the increase to our officers and employees. Certain of the principal shareholders have indicated to us their intention to vote their approval of this amendment to our 1996 Equity Incentive Plan.


OUR CORPORATE CHARTER AND BYLAWS MAY DISCOURAGE TAKE-OVER ATTEMPTS AND DEPRESS THE MARKET PRICE OF OUR STOCK

         Provisions in our restated certificate of incorporation and bylaws may have the effect of delaying or preventing a change of control or changes in our management. These provisions include:

- the right of the board of directors to elect a director to fill a vacancy created by the expansion of the board of directors;

- the ability of the board of directors to alter our bylaws without obtaining stockholder approval;

- the requirement that at least 50% of the outstanding shares of common stock are needed to call a special meeting of stockholders;

- the division of the board of directors into three classes, with each class serving staggered three-year terms; and

- the requirement that all actions by stockholders must be effected at a duly called meeting of the stockholders and may not be effected by a consent in writing.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We do not engage in investing in, or trading, market risk sensitive instruments. We also do not purchase, for investing, hedging, or for purposes "other than trading", instruments that are likely to expose us to market risk, whether interest rate, foreign currency exchange, commodity price or equity price risk, except as noted in the following paragraph. We have not entered into any forward or futures contracts, purchased any options, or entered into any interest rate swaps. Additionally, we do not currently engage in foreign currency hedging transactions to manage exposure for transactions denominated in currencies other than U.S. dollars.

         If we were to borrow from our revolving line of credit facility with Bank of America NT&SA, we would be exposed to changes in interest rates. We are also exposed to changes in interest rates from investments in some held-to maturity securities. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Our consolidated financial statements for each of the fiscal years in the three-year period ended December 31, 1999, together with the report thereon of PricewaterhouseCoopers LLP dated January 19, 2000, are included in this report commencing on page F-1 and are listed under Part IV, Item 14 in this report.

ITEM 9: CHANGES IN & DISAGREEMENTS WITH ACCOUNTANTS

         There have been no disagreements with or changes in our certified public accountants for the fiscal years ended December 31, 1998 and 1999.

                                    PART III

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         We will provide information that is responsive to this Item relating to our directors and executive officers under the captions "Proposal - Election of Directors - Nominees," "--Information Regarding Nominees and Continuing Directors" and "--Executive Officers" and regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" (and possibly elsewhere in our definitive proxy statement) in our definitive proxy statement for the 2000 annual meeting of stockholders to be held on May 25, 2000. All of that information is incorporated in this Item 10 by reference. We will file our definitive proxy statement for our 2000 annual meeting of stockholders with the SEC within 120 days after December 31, 1999.

ITEM 11:  EXECUTIVE COMPENSATION

         We will provide information that is responsive to this Item relating to executive compensation under the captions "Proposal 1 - Election of Directors - Director Compensation," "Executive Compensation," and "Compensation Committee Interlocks and Insider Participation" (and possibly elsewhere in our definitive proxy statement) in our definitive Proxy Statement. That information is incorporated in this Item 11 by reference.


ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


         We will provide information that is responsive to this Item regarding ownership of our common stock by specified persons under the caption "Stock Ownership" (and possibly elsewhere in our definitive proxy statement) in our definitive Proxy Statement. That information is incorporated in this Item 12 by reference.


ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         We will provide information that is responsive to this Item regarding certain transactions and business relationships with management, directors and others under the caption "Certain Transactions" (and possibly elsewhere in our definitive proxy statement) in our definitive Proxy Statement. That information is incorporated in this Item 13 by reference.

                                    PART IV


ITEM 14: EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)      List of Financial Statements, Financial Statement Schedules and
         Exhibits
         1)       Financial Statements

                  Report of Independent Certified Public Accountants                                         F-1

                  Consolidated Balance Sheets as of December 31, 1998 and 1999                               F-2

                  Consolidated Statements of Operations for the years ended
                           December 31, 1997, 1998 and 1999.                                                 F-3

                  Consolidated Statements of Changes in Stockholders' Equity
                           for the years ended December 31, 1997, 1998 and 1999
                                                                                                             F-4

                  Consolidated Statements of Cash Flows for the years ended
                           December 31, 1997, 1998 and 1999                                                  F-5

                  Notes to Consolidated Financial Statements                                                 F-6 to F-21

         2)       Financial Statement Schedules

                  Schedule II -- Valuation and Qualifying Accounts                                           S-1


         3)       Exhibits
                  See Item 14(c) below.

(b)      Reports on Form 8-K

         Paradyne did not file any current reports on Form 8-K for the quarter ended December 31, 1999.

(c)      Exhibits


EXHIBIT
 NUMBER                              DESCRIPTION OF DOCUMENT
 3.1(1)      --   Amended and Restated Certificate of Incorporation.
 3.2(1)      --   Amended and Restated Bylaws.
 4.1         --   Reference is made to Exhibits 3.1, 3.2 and 3.3.
 4.2(1)      --   Specimen Stock Certificate.
10.1(1)      --   Amended and Restated 1996 Equity Incentive Plan.
10.2(1)      --   Form of Stock Option Agreement pursuant to the 1996 Equity Incentive Plan.
10.3(1)      --   Form of Early Exercise Stock Purchase Agreement.
10.4(1)      --   1999 Employee Stock Purchase Plan and related offering documents.
10.5(1)      --   1999 Non-Employee Director's Stock Option Plan.
10.6(1)      --   Key Employee Stock Option Plan.
10.7(1)      --   Loan and Security Agreement between Paradyne and Bank of America NT&SA, dated July 31,
                  1996.
10.8(1)      --   Amended and Restated Subordinated Revolving Promissory Note between Paradyne and
                  Paradyne Partners, L.P., dated October 16, 1998.
10.9(1)      --   Lease Agreement between Paradyne and Shav Associates, dated October 8, 1996.
10.10(1)     --   Sublease Agreement between Paradyne and GlobeSpan Semiconductor, Inc. dated December 10,
                  1997.
10.11(1)     --   Amendment to Sublease Agreement between Paradyne and GlobeSpan Semiconductor, Inc.
                  dated January 1, 1999.
10.12(1)     --   Lease Agreement between Paradyne and Townsend Property Trust Lease, dated June 27, 1997.
10.13(l)     --   Key Employee Agreement between Paradyne and Thomas Epley, dated April 1, 1999.
10.14(1)     --   Employment Agreement between Paradyne and Andrew May, dated December 3, 1996.
10.15(l)     --   Key Employee Agreement between Paradyne and Patrick Murphy, dated August 1, 1996.
10.16(l)     --   Key Employee Agreement between Paradyne and James Slattery, dated August 1, 1996.
10.17(l)     --   Change in Control Agreement between Paradyne and Sean Belanger.
10.18(l)     --   Promissory Note, dated May 5, 1997, by James L. Slattery.
10.19(1)     --   Promissory Note, dated March 29, 1999, Sean E. Belanger.
10.20(1)     --   Promissory Note, dated March 26, 1999, Paul H. Floyd.
10.21(1)     --   Promissory Note, dated March 26, 1999, Paul H. Floyd.
10.22(1)     --   Promissory Note, dated March 26, 1999, Frank J. Weiner.
10.23(1)     --   Promissory Note, dated March 26, 1999, by Frank J. Weiner.
10.24(1)     --   Promissory Note, dated April 2, 1999, Frank L. Weiner.
10.25(1)     --   Promissory Note, dated Match 27, 1999, Mark Housman.
10.26(1)     --   Promissory Note, dated March 31, 1999, Andrew S. May.
10.27(1)     --   Promissory Note, dated March 31, 1999, Patrick M. Murphy.
10.28(l)     --   Promissory Note, dated April 2, 1999, Patrick M. Murphy.
10.29(l)     --   Indemnification Agreement between Paradyne and William Stensrud, dated November 6, 1996.
10.30+(1)    --   Supply Agreement between Paradyne and Lucent Technologies, Inc., dated July 31, 1996.
10.31+(1)    --   Exclusivity and Amendment Agreement between Paradyne, Lucent Technologies, Inc., and
                  GlobeSpan Semiconductor, Inc. dated August 6, 1998.
10.32+(1)    --   Noncompetition Agreement between Paradyne, Communication Partners, L.P., Lucent
                  Technologies, Inc., and GlobeSpan Semiconductor, Inc. dated July 31, 1996.
10.33(l)     --   Trademark and Patent Agreement between Paradyne, Lucent Technologies, Inc., and GobeSpan
                  Semiconductor, Inc. dated July 31, 1996.
10.34(l)     --   Tax Matters Agreement between Paradyne, Lucent Technologies, Inc., and GlobeSpan
                  Semiconductor, Inc. dated July 31, 1996.
10.35(l)     --   Intellectual Property Agreement between Paradyne, Lucent Technologies. Inc., and GlobeSpan
                  Semiconductor, Inc. dated July 31, 1996.
10.36+(1)    --   OEM Agreement between Paradyne and Xylan Corporation, dated March 16, 1999.
10.37+(1)    --   Distribution Agreement between Paradyne and Tech Data Corporation, dated September 21,
                  1993.
10.38+(1)    --   OEM Agreement between Paradyne and Premisys Communications, Inc., dated December 4,
                  1992.
10.39(1)     --   Network Management Partners Agreement between Paradyne and Ascend Communications, Inc., dated November 3, 1998.
10.40+(1)    --   Joint Development and Distribution Agreement between Paradyne and AG Communication
                  Systems Corporation, dated June 10, 1998.
10 41+(1)    --   Marketing & License Agreement between Paradyne and NetScout Systems, Inc., dated
                  January 26, 1998.
10.42(l)     --   Amendment No. 2 to Loan and Security Agreement.
10.43+(1)    --   Amendment to Supply Agreement between Paradyne and Lucent Technologies, Inc., dated as of
                  May 5, 1999.
10.44(2)     --   Form of Indemnification Agreement between Paradyne and Messrs. Belanger, Bonderman,
                  Epley, Geeslin, May, Murphy, Slattery, Stanton, Stensrud, and Van Camp.
10.45(2)     --   Promissory Note, dated July 1, 1999, J. Scott Eudy.
10.46(2)     --   Promissory Note, dated July 1, 1999, J. Scott Eudy.
10.47        --   Amendment No. 1 to Loan and Security Agreement.
10.48        --   Amendment No. 3 to Loan and Security Agreement.
10.49        --   Amendment No. 4 to Loan and Security Agreement.
10.50        --   Amended Agreement between Paradyne and James L. Slattery.
21           --   List of Subsidiaries of Paradyne Networks, Inc.
23.1         --   Consent of Independent Accountants.
24.1         --   Power of Attorney
27.1         --   Financial Data Schedule for EDGAR filing for SEC use only


-------------------

(1) Filed as an exhibit to the Registrant's Registration Statement on Form S-1 (No. 333-76385) or amendments thereto and incorporated herein by reference.

(2) Filed as an exhibit to the Registrant's Statement on Form S-1 (No. 333-86965) or amendments thereto and incorporated herein by reference.

 + Confidential treatment has been granted for certain portions which have been omitted in the copy of the exhibit filed with the Securities and Exchange Commission. The omitted information has been filed separately with the Securities and Exchange Commission pursuant to the application for confidential treatment.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             Paradyne Networks, Inc.

                                             By: /s/      Andrew S. May
                                                 -----------------------------
                                                          Andrew S. May
                                                          President and
                                                     Chief Executive Officer

March 24, 2000

                               POWER OF ATTORNEY

KNOWN ALL MEN BY THESE PRESENTS that each of the undersigned officers and directors of Paradyne Networks, Inc. (the "Company"), a Delaware corporation, for himself and not for one another, does hereby constitute and appoint Andrew S. May, Patrick M. Murphy and James L. Slattery and each of them, a true and lawful attorney in his name, place and stead, in any and all capacities, to sign his name to any and all amendments to this Annual Report on Form 10-K, and to cause the same (together with all Exhibits thereto) to be filed with the Securities and Exchange Commission, granting unto said attorneys and each of them full power and authority to do and perform any act and thing necessary and proper to be done in the premises, as fully to all intents and purposes as the undersigned could do if personally present, and each of the undersigned for himself hereby ratifies and confirms all that said attorneys or any one of them shall lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


      SIGNATURES                            TITLE                          DATE

  /s/ Andrew S. May           President, Chief Executive Officer      March 24, 2000
-----------------------       Officer, and Director
      Andrew S. May           (Principal Executive Officer)

 /s/ Patrick M. Murphy        Senior Vice President, Chief            March 24, 2000
-----------------------       Financial Officer, and
     Patrick M. Murphy        Treasurer (Principal Financial
                              and Accounting Officer)

 /s/ Thomas E. Epley          Chairman of the Board                   March 24, 2000
-----------------------
     Thomas E. Epley

           SIGNATURES                TITLE                 DATE


/s/  David Bonderman                Director          March 24, 2000
   ----------------------------
     David Bonderman


/s/  Keith G. Geeslin               Director          March 24, 2000
   ----------------------------
     Keith G. Geeslin


/s/  David M. Stanton               Director          March 24, 2000
   ----------------------------
     David M. Stanton


/s/  William R. Stensrud            Director          March 24, 2000
   ----------------------------
     William R. Stensrud


/s/  Peter F. Van Camp              Director          March 24, 2000
   ----------------------------
     Peter F. Van Camp


/s/  Betsy S. Atkins                Director          March 24, 2000
   ----------------------------
     Betsy S. Atkins

PARADYNE CORP
VALUATION AND QUALIFYING ACCOUNTS
SCHEDULE II
000's


COLUMN A                                    COLUMN B                COLUMN C                       COLUMN D        COLUMN E
-------------------------------           -------------   ------------------------------        -------------     ----------
                                                                    ADDITIONS
                                                          ------------------------------
                                                                              CHARGED TO
                                           BALANCE AT     CHARGED TO             OTHER                            BALANCE AT
                                          BEGINNING OF     COST AND            ACCOUNTS                             END OF
         DESCRIPTION                         PERIOD        EXPENSES               (1)           DEDUCTIONS(2)       PERIOD
                                             -----         --------             ------          -------------       ------
                                                        (IN THOUSANDS)


Allowance for Doubtful accounts
Year ended:

5 MONTHS ENDED 12/31/96                      4,340             52                1,520             (3,127)           2,785

DECEMBER 31, 1997                            2,785            267                5,800             (5,886)           2,966

DECEMBER 31, 1998                            2,966            125               12,382            (12,466)           3,007


TOTAL YEAR ENDED DECEMBER 31, 1999           3,007             32                7,470             (6,487)           4,022


---------------

(1) Represents amounts charged to contra revenue accounts for discounts, rebates, and billing adjustments

(2) Represents amounts charged to accounts receivable reserve accounts for discounts, rebates, and billing adjustments

PARADYNE NETWORKS, INC.


-------------------------------------------------------------------------------


               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Directors and Stockholders of Paradyne Networks, Inc.

In our opinion, the consolidated financial statements listed in the index appearing under Item 14 (a)(1) and (2) on page 48 present fairly, in all material respects, the financial position of Paradyne Networks, Inc. and its subsidiaries (the "Company") at December 31, 1998 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP


Tampa, Florida
January 19, 2000

PARADYNE NETWORKS, INC.

CONSOLIDATED BALANCE SHEETS
(in thousands)
-------------------------------------------------------------------------------

                                                                                         December 31,
                                                                                   ------------------------
                                                                                   1998                1999

ASSETS
 Current assets:
   Cash and cash equivalents                                                    $    2,356          $   62,885
   Accounts receivable, less allowance for doubtful accounts of
       $3,007 and $4,022, respectively                                              29,641              29,243
   Other receivable from affiliates                                                    721                 305
   Income tax receivable                                                             4,230               2,010
   Inventories                                                                      16,997              13,252
   Prepaid expenses and other current assets                                         1,808               3,201
                                                                                ----------          ----------
         Total current assets                                                       55,753             110,896

 Property, plant and equipment, net                                                 16,103              17,297
 Deferred tax assets                                                                 1,143               1,473
 Other assets                                                                        2,064                 819
                                                                                ----------          ----------

         Total assets                                                           $   75,063          $  130,485
                                                                                ==========          ==========

 LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
   Accounts payable                                                             $   17,205               8,367
   Current portion of long-term debt                                                16,483                 434
   Deferred tax liability                                                            2,357               2,090
   Payroll and benefit related liabilities                                           6,263               7,887
   Other current liabilities                                                         5,063               5,767
                                                                                ----------          ----------
         Total current liabilities                                                  47,371              24,545

 Long-term debt                                                                        353                 256
                                                                                ----------          ----------
         Total liabilities                                                          47,724              24,801
                                                                                ----------          ----------

 Commitments and contingencies (Note 12)

 Stockholders' equity:
   Preferred stock, par value $0.001; 5,000,000 shares authorized,
       none issued or outstanding                                                       --                  --
   Common stock, par value $.001; 60,000,000 shares authorized,
       25,668,723 and 30,835,511 shares issued and outstanding as
       of December 31, 1998 and 1999, respectively                                      26                  31
   Additional paid-in capital                                                       21,058              93,487
   Deferred stock compensation                                                          --              (1,365)
   Retained earnings                                                                 6,639              14,528
   Notes receivable for common stock                                                  (150)             (1,274)
   Cumulative translation adjustment                                                  (234)                277
                                                                                ----------          ----------
         Total stockholders' equity                                                 27,339             105,684
                                                                                ----------          ----------

         Total liabilities and stockholders' equity                             $   75,063          $  130,485
                                                                                ==========          ==========

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements

PARADYNE NETWORKS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
-------------------------------------------------------------------------------


                                                                                   Year Ended December 31,
                                                                    ---------------------------------------------------
                                                                        1997                1998                1999

    Revenues:
      Sales                                                         $   177,850         $   195,153         $   220,174
      Service                                                             3,040               2,256               2,617
      Royalty                                                               413               1,392               3,118
                                                                    -----------         -----------         -----------
        Total revenues                                                  181,303             198,801             225,909
                                                                    -----------         -----------         -----------

    Cost of sales:
      Equipment                                                          90,334             107,921             124,125
      Service                                                             1,154                 620                 823
                                                                    -----------         -----------         -----------
        Total cost of sales                                              91,488             108,541             124,948
                                                                    -----------         -----------         -----------

    Gross margin                                                         89,815              90,260             100,961
                                                                    -----------         -----------         -----------

    Operating expenses:
      Research and development                                           37,339              35,132              36,470
      Selling, general and administrative expenses                       66,278              55,969              55,938
      Amortization of deferred stock compensation                            --                  --               1,501
      Restructuring charges                                               1,778                 984
                                                                    -----------         -----------         -----------
        Total operating expenses                                        105,395              92,085              93,909
                                                                    -----------         -----------         -----------

    Operating income (loss)                                             (15,580)             (1,825)              7,052

    Other (income) expenses:
      Interest                                                            7,712               1,711                (405)
      Lucent settlement gain                                            (51,183)                 --                  --
      Other, net                                                         (1,753)              1,191              (3,911)
                                                                    -----------         -----------         -----------

    Income (loss) before provision for income taxes                      29,644              (4,727)             11,368
    Provision (benefit) for income taxes                                  8,302              (1,082)              3,479
                                                                    -----------         -----------         -----------

    Net income (loss)                                               $    21,342         $    (3,645)        $     7,889
                                                                    ===========         ===========         ===========
    Basic income (loss) per common share                            $      0.84         $     (0.14)        $      0.28
                                                                    ===========         ===========         ===========
    Weighted average number of common shares outstanding                 25,552              25,623              28,435
                                                                    ===========         ===========         ===========
    Diluted income (loss) per common share                          $      0.81         $     (0.14)        $      0.26
                                                                    ===========         ===========         ===========
    Weighted average number of common shares outstanding                 26,291              25,623              30,112
                                                                    ===========         ===========         ===========


The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements

PARADYNE NETWORKS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS EQUITY AND COMPREHENSIVE
INCOME
(in thousands, except share data or as otherwise noted)
-------------------------------------------------------------------------------


                                                                                           DE-              NOTES
                                                COMPRE-                                 FERRED              RECEIV-        TOTAL
                                                HENSIVE    COMMON STOCK     ADDITIONAL   STOCK    RETAINED  ABLE           STOCK-
                                                INCOME   -----------------    PAID-IN   COMPEN-   EARNINGS  FOR            HOLDER'S
                                                (LOSS)     SHARES   AMOUNT    CAPITAL   SATION    (DEFICIT) STOCK   OTHER  EQUITY
                                               --------  ---------- ------- ----------  ------    --------  -----   -----  --------


 Balance, December 31, 1996                              25,500,000  $ 26    $ 16,930           $(10,814)          $(163)  $  5,979

 Contribution from Paradyne Partners (Note 4)                                   3,600                                         3,600
 Proceeds from exercise of stock options
    and related tax benefit                                  92,182               287                        (150)              137
 Net income                                    $ 21,342                                           21,342                     21,342
 Cumulative translation adjustment                  179                                                              179        179
 Unrealized investment gain                         409                                                              409        409
 Asset allocation to related party (Note 13)                                                        (244)                      (244)

                                               --------  ----------    --    --------  -------    ------  -------    ---   --------
 Balance, December 31, 1997                    $ 21,930  25,592,182    26      20,817       --    10,284     (150)   425     31,402

 Proceeds from exercise of stock options and
    related tax benefit                                      76,541               241                                           241
 Net loss                                      $ (3,645)                                          (3,645)                    (3,645)
 Cumulative translation adjustment                 (250)                                                            (250)      (250)
 Unrealized investment loss                        (409)                                                            (409)      (409)
                                               --------  ----------    --    --------  -------    ------  -------    ---   --------
 Balance, December 31, 1998                    $ (4,304) 25,668,723    26      21,058       --     6,639     (150)  (234)    27,339
 Proceeds from exercise of stock options and
    related tax benefit                                   1,146,780     1       8,056                                         8,057
 Deferred stock compensation                                                    2,866   (2,866)                                  --
 Amortization of deferred stock compensation                                             1,501                                1,501
 Net income                                    $  7,889                                            7,889                      7,889
 IPO & Secondary Offering                                 4,020,000     4      61,507                                        61,511
 Notes receivable for stock                                                                                (1,124)           (1,124)
 Cumulative translation adjustment                  511                                                              511        511
                                               --------  ----------  ----    --------  -------  --------  -------  -----   --------

 Balance, December 31, 1999                    $  8,400  30,835,503  $ 31    $ 93,487  $(1,365) $ 14,528  $(1,274) $ 277   $105,684
                                               ========  ==========  ====    ========  =======  ========  =======  =====   ========


The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements

PARADYNE NETWORKS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN CASH FLOWS
(in thousands, except share data or as otherwise noted)
-------------------------------------------------------------------------------

                                                                                         Years Ended December 31,
                                                                                ---------------------------------------------
                                                                                   1997              1998              1999
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
 Net income (loss)                                                              $  21,342         $  (3,645)        $   7,889
 Adjustments to reconcile net income (loss) to cash provided by (used in)
     operating activities:
   Lucent settlement gain                                                         (51,183)               --                --
   Investment (income) loss ABI                                                    (1,668)            1,353                --
   Loss on sale of assets                                                              22               232                33
   Increase in allowance for bad debts                                                181                41             1,014
   Depreciation and amortization                                                   10,558             5,243             7,575
   Deferred income taxes                                                            9,817            (7,978)             (597)
   (Increase) decrease in assets:
     Receivables                                                                   15,061             7,384              (616)
     Accounts receivable from affiliates                                              711               798               416
     Income tax receivable                                                           (536)           (3,694)            2,220
     Inventories                                                                    5,266            (2,176)            3,745
     Prepaid expenses and other current assets                                       (543)              (97)           (1,393)
     Other long-term assets                                                         2,564             1,186               633
   Increase (decrease) in liabilities:
     Accounts payable                                                              (7,484)            7,629            (8,838)
     Payroll and related liabilities                                                 (258)            1,132             1,624
     Other current liabilities                                                     (4,987)           (1,244)              704
                                                                                ---------         ---------         ---------
       Net cash provided by (used in) operating activities                         (1,137)            6,164            14,409
                                                                                ---------         ---------         ---------

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
 Capital expenditures                                                              (9,636)           (6,945)           (6,720)
 Proceeds from sale of property, plant and equipment                               21,218             1,532                26
 Proceeds from sale of investment                                                      --               347                --
                                                                                ---------         ---------         ---------
       Net cash provided by (used in) investing activities                         11,582            (5,066)           (6,694)
                                                                                ---------         ---------         ---------

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
 Proceeds from debt issued to parent                                                   --             5,000                --
 Repayment of debt issued to parent                                                (7,500)           (5,000)               --
 Payment of acquisition costs                                                        (377)             (625)               --
 Proceeds from stock                                                                  137               241            68,450
 Borrowings under (repayment of) bank line of credit, net                           4,390             1,139           (16,082)
 Borrowings under other debt obligations                                            6,038               623               445
 Repayment of other debt obligations                                              (11,426)           (3,110)             (510)
                                                                                ---------         ---------         ---------
       Net cash provided by (used in) financing activities                         (8,738)           (1,732)           52,303
                                                                                ---------         ---------         ---------

Effect of foreign exchange rate changes on cash                                       179              (250)              511
                                                                                ---------         ---------         ---------
Net increase (decrease) in cash and cash equivalents                                1,886              (884)           60,529
Cash and cash equivalents at beginning of year                                      1,354             3,240             2,356
                                                                                ---------         ---------         ---------

Cash and cash equivalents at end of year                                        $   3,240         $   2,356         $  62,885
                                                                                =========         =========         =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
 Cash paid (received), net, for:
   Interest expense                                                             $   2,658         $   1,711         $     869
                                                                                =========         =========         =========
   Income taxes                                                                 $     471         $  10,041         $  (2,379)
                                                                                =========         =========         =========

Non-cash transactions:
 Investment acquired (written down) in exchange for intellectual property       $   1,668         $  (1,353)        $      --
                                                                                =========         =========         =========
 Acquisition of installment and affiliate receivables in consideration
 for related party note                                                         $ (13,735)
                                                                                =========
 Debt forgiveness (Note 4)                                                      $  63,000
                                                                                =========
 Contribution from Paradyne Partners (Note 4)                                   $   3,600
                                                                                =========
 Asset allocation to related party (Note 13)                                    $     244
                                                                                =========
 Stock issued for note                                                          $     150                           $   1,124
                                                                                =========                           =========

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements

PARADYNE NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data or as otherwise noted)
------------------------------------------------------------------------------


1.   BASIS OF PRESENTATION

     Pursuant to a Purchase Agreement dated June 18, 1996 (the "Purchase Agreement"), Paradyne Partners, L.P. ("Paradyne Partners") acquired certain assets and operations of AT&T Paradyne Corporation from Lucent Technologies Inc. ("Lucent") for cash and seller notes totaling $146.0 million. This transaction was consummated through five direct and indirect subsidiaries of Paradyne Partners, which included Paradyne Acquisition Corp. ("PAC") and its wholly owned subsidiary, Paradyne Corporation and its subsidiaries. The acquisition was accounted for as a purchase. The purchase price was allocated to the assets acquired and liabilities assumed based on fair values including long-lived tangible and intangible assets. Property, plant and equipment, purchased research and development and the Lucent supply agreement values were based on independent appraised values.

     That portion of the acquired assets and operations of AT&T Paradyne Corporation that remained with Paradyne Corporation was purchased for $102.3 million, consisting of a $17.1 million equity investment, $69.3 million in seller notes to Lucent, debt to the Paradyne Partners of $7.5 million and $8.4 million of other acquisition costs.

     In 1999, the legal name of PAC was changed to Paradyne Networks, Inc (the "Company"). The accompanying financial statements reflect the consolidated historical financial position, results of operations and cash flows of the Company, Paradyne Corporation and its wholly owned subsidiaries. Also, see
     Note 13 for discussion of related party transactions. Additionally, in 1999 Paradyne Partners was renamed Communication Partners, L.P. ("Communication Partners").

     The Company is a leading developer, manufacturer and distributor of broadband and narrowband network access products for network service providers and business customers. The Company offers solutions that enable business class, service level managed, high-speed connectivity over the existing telephone network infrastructure.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The significant accounting principles and practices used in the preparation of the accompanying consolidated financial statements are summarized below:

     PRINCIPLES OF CONSOLIDATION

     The accompanying consolidated financial statements include the results of the Company and its wholly owned subsidiaries: Paradyne Corporation; Paradyne Canada LTD; Paradyne Japan Corporation; Paradyne International Ltd.; Paradyne Worldwide Corp. (formerly Paradyne Far East Corporation); Ark Electronic Products Inc.; Paradyne GmbH; and Paradyne International Sales Ltd. Intercompany accounts and transactions have been eliminated in consolidation.

     REVENUE RECOGNITION

     Revenue from equipment sales is generally recognized at the date of shipment. Revenue from services, which consists mainly of repair of out-of-warranty products, is recognized when the services are performed and all substantial contractual obligations have been satisfied. Provision is made currently for estimated product returns. Royalty revenue is recognized when the Company has completed delivery of technical specifications and performed substantially all required services under the related agreement. See discussion of product warranty below.

     USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period presented. Actual results could differ from those estimates.

PARADYNE NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data or as otherwise noted)
------------------------------------------------------------------------------

     The markets for the Company's products are characterized by intense competition, rapid technological development and frequent new product introductions, all of which could impact the future value of the Company's inventory and certain other assets.

     CASH AND CASH EQUIVALENTS

     The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents.

     CONCENTRATION OF CREDIT RISK

     The Company sells products to value added distributors and other customers and extends credit based on an evaluation of the customer's financial condition, generally without requiring collateral. Exposure to losses on receivables is principally dependent on each customer's financial condition. The Company monitors its exposure for credit losses and maintains allowances for anticipated losses. Sales to two customers were approximately 34% and 12%, 35% and 17%, and 27% and 25% of total revenues, respectively, for the years ended December 31, 1997, 1998 and 1999.

     Purchases from two vendors were approximately 23% and 18% of total purchases for the year ended December 31, 1997, purchases from one vendor were approximately 15% of total purchases for the year ended December 31, 1998 and purchases from two vendors were approximately 19% and 11% of total purchases for the year ended December 31, 1999.

     International sales accounted for 30%, 20% and 18% of total revenue during the years ended December 31, 1997, 1998 and 1999, respectively. Following is a summary of domestic and international revenues and long-lived assets for the years ended and as of December 31, 1997, 1998 and 1999:

                                                             REVENUES (A)
                                                       YEAR ENDED DECEMBER 31,
             GEOGRAPHIC INFORMATION               1997            1998            1999
                                                --------        --------        --------
United States                                   $126,802        $158,593        $185,842
Canada                                            29,082          26,224          25,107
Japan                                              9,790           3,279           2,910
Other foreign countries                           15,629          10,705          12,050
                                                --------        --------        --------
    Total                                       $181,303        $198,801        $225,909
                                                ========        ========        ========

                                                          LONG-LIVED ASSETS
                                                             DECEMBER 31,
             GEOGRAPHIC INFORMATION               1997            1998            1999
                                                --------        --------        --------
United States                                   $ 20,105        $ 17,867        $ 18,824
Canada                                               887             511             511
Japan                                                922             798              --
Other foreign countries                              284             134             254
                                                --------        --------        --------
    Total                                       $ 22,198        $ 19,310        $ 19,589
                                                ========        ========        ========

-----------------
(a)      Revenues are attributed to countries based on location of customer.

PARADYNE NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data or as otherwise noted)
------------------------------------------------------------------------------

     FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying value of the Company's financial instruments, which includes cash and cash equivalents, receivables, accounts payable, accrued expenses and debt, approximates fair value due to the short maturities of those instruments.

     INVENTORIES

     Inventories are stated at the lower of cost or market. Cost includes material, labor and manufacturing overhead. Cost is determined on a first-in, first-out basis.

     INTANGIBLE ASSET

     Intangible asset, which consists of a contract with Premisys Communication for exclusive distribution rights, is included in other assets (see Note
     7). This contract is amortized on a straight-line basis over the term of the agreement of approximately four years. See Note 4 related to favorable supply contract with Lucent, which was renegotiated. The original contract value was based on estimated cash flows.

     PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment are stated at cost less accumulated depreciation. Leasehold improvements are amortized on a straight-line basis over the period of the lease or the estimated service lives of the improvements, whichever is shorter. Depreciation expense includes the amortization of capital lease assets.
     Estimated useful lives are:

         Leasehold improvements                                5-10  years
         Office furniture and fixtures                         4-10  years
         Machinery and equipment                                3-7  years

     Expenditures for renewals and improvements that significantly add to productive capacity or extend the useful life of an asset are capitalized. Expenditures for maintenance and repairs are charged to operations when incurred. When assets are sold or retired, the cost of the asset and the related accumulated depreciation are eliminated from the accounts and any gain or loss is recognized at such time.

     IMPAIRMENT OF LONG-LIVED ASSETS

     The Company evaluates the recoverability of its long-lived assets whenever adverse events or changes in business climate indicate that the expected undiscounted future cash flows from the related asset may be less than previously anticipated. If the net book value of the related asset exceeds the undiscounted future cash flows of the asset, the carrying amount would be reduced to the present value of its expected future cash flows and an impairment loss would be recognized in accordance with Statement of Financial Accounting Standards (SFAS) No. 121. As of December 31, 1998 and 1999, management does not believe that an impairment reserve is required.

     RESEARCH AND DEVELOPMENT COSTS

     Research and development costs are expensed as incurred.

     PRODUCT WARRANTY

     The Company generally provides a return to factory warranty for a period of two years from the date of sale. A current charge to income is recorded at the time of sale to reflect the amount the Company estimates will be needed to cover future warranty obligations for products sold during the year. The accrued liability for warranty costs is included in the caption "other current liabilities" in the accompanying consolidated balance sheet

PARADYNE NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data or as otherwise noted)
------------------------------------------------------------------------------

     INCOME TAXES

     The Company accounts for income taxes under the provisions of SFAS No. 109, "Accounting for Income Taxes," which requires use of the asset and liability method of accounting for deferred income taxes.

     EARNINGS (LOSS) PER SHARE

     Basic earnings (loss) per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the year. Diluted earnings per share assumes the exercise of stock options for which market price exceeds exercise price, less shares assumed purchased by the Company with related proceeds and associated tax benefits.

     Options to purchase 1,132,150 shares of common stock ranging from $25.69 - $47.00 per share were outstanding during 1999 but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares. All such options were still outstanding as of December 31, 1999.

     Options are not included in the 1998 calculation of diluted loss per share due to their antidilutive effect.

                                                                                  Year Ended December 31, 1997
                                                                    -------------------------------------------------------
                                                                        Income              Shares              Per-Share
                                                                     (Numerator)         (Denominator)           Amount
                                                                    -------------        -------------        -------------

BASIC EPS
Income available to common stockholders                             $      21,342               25,552        $        0.84

EFFECT OF DILUTIVE SECURITIES
Incremental shares for employee options                             $          --                  739                (0.03)

DILUTED EPS
Income available to stockholders & assumed conversions              $      21,342               26,291        $        0.81

                                                                                 Year Ended December 31, 1999
                                                                    -------------------------------------------------------
                                                                       Income               Shares              Per-Share
                                                                     (Numerator)         (Denominator)           Amount
                                                                    -------------        -------------        -------------

BASIC EPS
Income available to common stockholders                             $       7,889               28,435        $        0.28

EFFECT OF DILUTIVE SECURITIES
Incremental shares for employee options                             $          --                1,677                (0.02)

DILUTED EPS
Income available to stockholders & assumed conversions              $       7,889               30,112        $        0.26

PARADYNE NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data or as otherwise noted)
------------------------------------------------------------------------------

     In June 1999 Paradyne Networks, Inc. filed an amendment to its Certificate of Incorporation providing that effective upon the Initial Public Offering every two outstanding shares of the Company's common stock shall be combined into one share of common stock. The amendment authorized 60,000,000 common shares at a par value of $.001. All earnings per share data have been adjusted to reflect this reverse split.

     FOREIGN CURRENCY

     The local currency is the functional currency of each of the foreign subsidiaries. Assets and liabilities of the Company's foreign subsidiaries are translated using fiscal year-end exchange rates, and revenue and expenses are translated using average exchange rates prevailing during the year. The effects of translating foreign subsidiaries' financial statements are recorded as a separate component of stockholders' equity. In addition, included in other (income) expense are realized foreign currency exchange losses of $596 for 1997, realized foreign currency gains of $181 for 1998 and realized foreign currency losses of $421 for 1999.

3.   RESTRUCTURING CHARGES

     The Company recorded a restructuring charge of $1.8 million related to staff reductions in the U.S. operations in November 1997. Termination charges related to approximately 93 employees spread throughout all major functions within the Company. Staff reductions were necessary because the Company had significantly improved operating efficiencies with its investment in new systems and processes, as well as changing the composition of our workforce to update the availability of strategic skills.

     In 1998, the Company recorded a restructuring charge of $984. This charge related to the change in the Company's model for operating within certain international operations. The Company now operates through a system of distributors with branch operation support in most foreign locations. In this restructuring, approximately 25 employees were terminated from employment. In addition, charges were incurred to exit from leased facilities in international locations.

     During 1997, 1998 and 1999, the Company paid approximately $957, $1.4 million and $203, respectively, related to restructurings. The remaining $185 accrued as of year-end, which is expected to be paid during 2000, is related to the international restructuring.

4.   AMENDMENT TO LUCENT SUPPLY AGREEMENT

     At July 31, 1996, Lucent delivered, as a condition to the closing specified in Note 1, a four-year Volume Purchase Letter ("VPL") whereby Lucent agreed to purchase a baseline level of certain products or pay a penalty. At December 31, 1997 Lucent had not achieved the baseline commitment under the VPL and, therefore, was subject to certain take-or-pay provisions. In August 1998, the Company, GlobeSpan Semiconductor Inc., a subsidiary of Communication Partners ("GlobeSpan") and Lucent terminated the VPL including the elimination of all existing and future minimum purchase requirements under a revised Exclusivity and Amendment Agreement.

PARADYNE NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data or as otherwise noted)


         As a result of the Exclusivity and Amendment Agreement, the Company received $8.2 million in cash and $63.0 million of the outstanding note payable to Lucent was forgiven. The Company also paid Lucent the remaining $2.7 million outstanding under the existing terms of the note payable. In addition, GlobeSpan agreed to amend the warrant originally granted to Lucent at the time of Communication Partners' acquisition of GlobeSpan to acquire 1,500,000 shares of GlobeSpan by extending the warrant term by three years, which would have expired upon repayment of the seller notes. Additionally, Lucent and the Company agreed that the Company will be Lucent's exclusive provider for certain access products for resale through June 30, 2001.

         The contract renegotiation and resolution has been reflected in the accompanying consolidated financial statements at December 31, 1997 and resulted in a pretax gain of approximately $51.2 million and a contribution of capital by Paradyne Partners of $3.6 million reflecting the estimated fair value of the extension of the GlobeSpan warrant.

5.       INVENTORIES

         Inventories are summarized as follows:

                                                         DECEMBER 31,
                                            -----------------------------------
                                              1998                       1999
         Raw materials                      $11,064                    $10,603
         Work-in-process                      1,970                      1,198
         Finished goods                       3,963                      1,451
                                            -------                    -------
                                            $16,997                    $13,252
                                            =======                    =======


6.       PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment consist of the following:

                                                         DECEMBER 31,
                                            -----------------------------------
                                              1998                        1999

         Leasehold improvements             $ 1,375                    $ 1,361
         Office furniture and fixtures        2,556                      2,539
         Machinery and equipment             22,922                     28,899
                                            -------                    -------
                                             26,853                     32,799
         Less accumulated depreciation      (10,750)                   (15,502)
                                            -------                    -------
                                            $16,103                    $17,297
                                            =======                    =======

         Depreciation expense amounted to $3.6 million, $4.6 million and $5.5 million for 1997, 1998 and 1999, respectively.

PARADYNE NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data as otherwise noted)


7.       OTHER ASSETS

         Other assets consist of the following:

                                                                        DECEMBER 31,
                                                                    --------------------
                                                                       1998       1999
         Intangible asset, net of accumulated amortization of
           $1.5 million and $2.1 million, respectively              $    766    $   154
         Notes receivable, interest at 9.25%                             429        339
         Security deposits                                               831        183
         Other                                                            38        143
                                                                    --------    -------
                                                                    $  2,064    $   819
                                                                    ========    =======

8.       OTHER CURRENT LIABILITIES

         Other current liabilities consist of the following:

                                                                        DECEMBER 31,
                                                                    -------------------
                                                                      1998        1999

         Accrued professional fees                                  $ 1,013     $   851
         Accrued product warranty                                     1,682       1,552
         Accrued taxes                                                  611       1,502
         Accounts payable to affiliates                                   7          57
         Other                                                        1,750       1,805
                                                                    -------     -------
                                                                    $ 5,063     $ 5,767
                                                                    =======     =======

9.       INDEBTEDNESS

         Indebtedness consists of the following:

PARADYNE NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data or as otherwise noted)


                                                                                                         DECEMBER 31,
                                                                                                 -------------------------
                                                                                                   1998              1999


         Revolving credit facility, interest at the bank's stated reference rate plus 0% to 1% (7.75% and 9.5%,
           respectively, at December 31, 1998 and 1999),
           collateralized by certain assets of the Company,
           payable monthly, maturing January                                                     $ 16,082            $  --

         Capitalized lease obligations, interest ranging from
           to 9.5%, maturing at various dates through July                                            754              690
                                                                                                 --------            -----
                                                                                                   16,836              690
         Less current portion                                                                     (16,483)            (434)
                                                                                                 --------            -----
                                                                                                 $    353            $ 256
                                                                                                 ========            =====

         Scheduled principal repayments on debt for the next five years are as follows:

         2000 - $434; 2001 - $202; 2002 - $54; thereafter - $0.

         REVOLVING CREDIT FACILITIES

         On July 31, 1996, the Company entered into an agreement (the "Agreement") with a commercial lending institution to provide a revolving credit facility in the amount of $45.0 million with availability subject to a borrowing base formula. In March 1999, the Company voluntarily reduced the amount available for borrowing under this revolving credit facility to $35.0 million. The facility provides for a sub-limit of $5.0 million for letters of credit, of which none were outstanding at December 31, 1998 or 1999. The Agreement includes a fee ranging from .357% to .50% of the unused line. Certain assets of the Company, including accounts receivable, inventories, equipment and intellectual property rights, are pledged as collateral. The Company is subject to various non-financial covenants under the terms of the Agreement. Effective December 31, 1998 and 1999, the Company was in compliance with or had obtained waivers to the Agreement for such covenants. On July 21, 1999, $10.4 million of the proceeds from the Company's July, 1999 initial public offering ("IPO") were used to pay off the outstanding balance under the line of

PARADYNE NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data or as otherwise noted)


         credit with Bank of America NT&SA. While this line of credit continues to be available to the Company, there have been no borrowings under this line since July 21, 1999.

         Additionally, the Agreement restricts the Company with respect to making dividends.

         On January 1, 2000, the Company voluntarily reduced this facility to $30 million, reduced the unused line fee to 0.25%, and extended the facility through January 31, 2001.

         On August 25, 1997, the Company entered into a subordinated revolving credit agreement (the "Credit Agreement") with Communication Partners. The Credit Agreement made available $5.0 million through August 25, 2002. This agreement was amended in October 1998 to make available $10.0 million. In connection therewith, Communication Partners provided a limited continuing guarantee of the Agreement. This continuing limited guarantee was cancelled during 1999. Borrowings under the Credit Agreement are subordinated to debt under the Agreement and bear interest at 8% per annum. There were no borrowings under this Credit Agreement as of December 31, 1998. This facility was terminated by mutual consent in September 1999.

         CAPITAL LEASES

         The Company executed several long-term lease agreements for computer and other equipment. For financial reporting purposes, the leases have been classified as capital leases; accordingly, assets of approximately $1.6 million (included in machinery and equipment) and accumulated depreciation of $817 have been recorded at December 31, 1999.

         Future minimum lease payments for assets under capital leases at December 31, 1999 are as follows:

         2000                                                           $ 474
         2001                                                             214
         2002                                                              55
                                                                        -----
         Total minimum lease payments                                     743
         Less amount representing interest                                 53
                                                                        -----
         Present value of net minimum lease payments                      690
         Less current portion                                            (434)
                                                                        -----
         Long-term capital lease obligations                            $ 256
                                                                        =====

10.      INCOME TAXES

         The Company files a consolidated federal income tax return. The provision (benefit) for income taxes is as follows:

PARADYNE NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data or as otherwise noted)




                                         YEAR ENDED DECEMBER 31,
                            -------------------------------------------
                              1997             1998              1999
         Current:
           Foreign          $    37         $      38          $     --
           Federal           (1,429)            6,316             3,405
           State               (123)              542               671
                            -------         ---------          --------
                             (1,515)            6,896             4,076
                            -------         ---------          --------
         Deferred:
           Foreign               --                --                --
           Federal            9,041            (7,348)             (514)
           State                776              (630)              (83)
                            -------         ---------          --------
                              9,817            (7,978)             (597)
                            -------         ---------          --------

Income tax provision        $ 8,302         $  (1,082)         $  3,479
                            =======         =========          ========

     Deferred tax assets (liabilities) are comprised of the following:


         Property, plant and equipment                     $(1,951)          $(2,090)
         Intangibles                                           117               447
         Foreign net operating loss carryforwards              945               765
         Other                                                 620             1,026
                                                           -------           -------
                                                              (269)              148
         Valuation allowance                                  (945)             (765)
                                                           -------           -------
         Net deferred tax liability                        $(1,214)          $  (617)
                                                           -------           -------

     At December 31, 1999, Paradyne Canada had net operating loss carryforwards of approximately $1.7 million expiring in 2003. The Company recorded a valuation allowance at December 31, 1998 and 1999 with respect to the foreign net operating losses due to the uncertainty of their ultimate realization.

     The provision for income taxes differed from the statutory rate as follows:

                                                1997                     1998                   1999
                                        ---------------------    --------------------    -------------------
         U.S. Statutory Rate            $ 10,375        35.0%    $ (1,654)     (35.0)%   $  3,864     34.0%
         Foreign loss                         --          --          523       11.0           --       --
         State taxes                         746         2.5          (95)      (2.0)         387      3.4
         Foreign Sales Corporation            --          --           --         --         (374)    (3.3)
         R&D Credit                           --          --           --         --         (900)    (7.9)
         Basis adjustments                 1,561         5.3           --         --           --       --
         Other                              (277)       (1.0)         144        3.1          502      4.4
         Valuation allowance              (4,103)      (13.8)          --         --           --       --
                                        --------      ------     --------     ------      -------    -----
         Provision for income taxes     $  8,302        28.0%    $ (1,082)     (22.9)%    $ 3,479     30.6%
                                        ========      ======     ========     ======      =======    =====

PARADYNE NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data or as otherwise noted)



11.      EMPLOYEE BENEFITS

         401(K) PLAN

         The Company has a 401(k) plan covering substantially all employees of the Company. Benefits vest based on number of years of service. The Company's policy is to match two-thirds of an employee's contributions, up to six percent of an employee's annual salary. Additionally, the Board of Directors may grant discretionary contributions. Contributions to the plan were approximately $2.4 million, $2.4 million, and $2.8 million for the years ended December 31, 1997, 1998 and 1999, respectively.

         KEY EMPLOYEE STOCK OPTION PLAN

         The Key Employee Stock Option Plan (the "Key Employee Plan") was adopted in December 1997, and covers employees holding the position of Vice President or above. Key Employee Plan participants may elect to defer a portion of their annual compensation in exchange for options to purchase shares of common or preferred stock of any publicly traded corporation, shares of the Company's common stock or shares in certain investment funds. Upon the grant of an option under the Key Employee Plan, the Company is required to acquire and hold under a trust arrangement, shares of the stock or investment subject to the option in a number equal to 75% of the shares subject to option.

         STOCK OPTIONS

         The Company has a stock option plan (the "1996 Plan") whereby the Board of Directors may discretionarily reserve common shares for the purpose of granting to employees (including officers and employee directors) or to employees of the Company's affiliates, options to purchase common stock. Nonstatutory stock options, rights to acquire restricted stock and stock bonuses may be granted to employees (including officers), directors of and consultants to the Company or its affiliates. Under the plan, 6,000,000 shares have been reserved related to options available for grant to employees, directors and consultants through December 31, 1999. The options generally vest one-fourth each year, beginning on the first anniversary of the date of grant, and have a maximum contractual life of 10 years. The exercise price of options granted under the 1996 Plan is determined by the Board of Directors. The Company has granted 5,645,303 options to the Company's employees, directors and consultants, of which 4,476,415 options are outstanding as of December 31, 1999.

         In June 1999, the Board of Directors adopted the 1999 Non-Employee Director's Stock Option Plan (the "Directors' Plan") and reserved 250,000 shares under the plan to provide for the automatic grant of options to purchase shares of common stock to non-employee directors of the Company. Each non-employee director will be granted an initial grant upon appointment. Annual grants of an additional 5,000 shares will be made to any of the non-employee directors, subject to attendance at regularly scheduled meetings of the Board as described in the plan. The Company has granted 70,000 options to nonemployee directors of which 20,000 are outstanding at December 31, 1999.

         During 1998, the Company granted 47,950 fixed options to purchase shares of common stock with exercise prices below fair market value. As a result, $96 of compensation expense will be recognized ratably over the vesting period of the related options.

         During 1998 and 1999, the Company issued options to acquire 331,750 shares of the Company's common stock at a weighted average price of $5.27 per share, which was less than fair value by $1,829,451, and which is being amortized ratably over the vesting period. Additionally, the Company had previously issued options to employees which vested only in the event of an IPO. As a result of the July 1999 IPO,

PARADYNE NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data or as otherwise noted)


         77,922 shares of options vested. During 1999, $1,501 of compensation expense has been included in selling, general and administrative expenses for all vested stock options issued at less than fair market value.

         A summary of the status of the Company's stock options granted to employees as of December 31, 1997, 1998, and 1999, respectively, and changes during the years ended on these dates is presented below:

                                                         1997                     1998                     1999
                                             --------------------------  -----------------------   ----------------------
                                                               Weighted                 Weighted                 Weighted
                                                                Average                 Average                   Average
                                                               Exercise                 Exercise                 Exercise
                                                Shares          Price      Shares        Price      Shares        Price
                                             ------------     ---------  ----------     --------   ---------     --------
         Outstanding at beginning of year    $        --      $   --     3,883,716      $ 2.87    4,028,046     $ 3.17
         Granted                               4,259,125        2.80       471,900        5.00    1,574,850      24.28
         Exercised                               (92,182)       2.00       (76,541)       2.03      100,164      20.74
         Canceled                               (283,227)       2.08      (251,028)       2.30      126,317      11.16
                                             -----------                 ---------                ---------
         Outstanding at end of year            3,883,716        2.87     4,028,047        3.17    4,476,415      10.30
                                             -----------                 ---------                ---------

         Exercisable at end of year              949,589        2.81     1,898,226        2.86    1,923,707       3.30
                                             ===========                 =========                =========
         Weighted-average fair value
            of all options                                    $ 1.17                    $ 1.16                  $12.07

         The following table summarizes information about employee stock options outstanding at December 31, 1999:

                                                       OUTSTANDING                                        EXERCISABLE
                               ----------------------------------------------------------       -------------------------------
                                                WEIGHTED-AVERAGE         WEIGHTED-AVERAGE                      WEIGHTED-AVERAGE
            RANGE OF             NUMBER             REMAINING                EXERCISE             NUMBER           EXERCISE
         EXERCISE PRICES       OF OPTIONS        CONTRACTUAL LIFE              PRICE            OF OPTIONS           PRICE
         ---------------       ----------       -----------------        ----------------       ----------     ----------------
------------------------------------------------------------------------------------------------------------------------------------
            2.00 -  5.00        2,801,590               8.28                     2.65            1,641,832            2.15
            7.50 - 12.00          416,125               7.98                     9.94              281,875           10.00
           17.00 - 27.50          127,700               8.72                    17.08                   --              --
           28.06 - 47.00        1,131,000               7.76                    28.62                   --              --
                                ---------                                                        ---------
            2.00 - 47.00        4,476,415               8.23                    10.30            1,923,707            3.30
                                =========                                                        =========

         The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes pricing model with the following weighted-average assumptions:


                                             1997           1998           1999
                                          ---------      ---------      ---------
         Expected term                    5.0 years      5.0 years      5.0 years
         Expected volatility                0.00%          0.00%          43.46%
         Expected dividend yield            0.00%          0.00%           0.00%
         Risk-free interest rate            6.60%          6.60%           6.00%

PARADYNE NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data or as otherwise noted)


         EMPLOYEE STOCK PURCHASE PLANS

         In June 1999, the Board of Directors adopted the 1999 Employee Stock Purchase Plan (the "Purchase Plan"). Employees may elect to have up to 15% of their earnings withheld. The amounts withheld are used to purchase shares of common stock, on specified dates determined by the Board of Directors, at 85% of the lower of the fair market value of the common stock at the commencement date of each offering period or the relevant purchase date. As of December 31, 1999, the Company is authorized to issue up to 1,000,000 shares of common stock to eligible employees. Each year, the number of shares reserved for issuance under the Purchase Plan will automatically be increased by 2.0% of the total number of shares of common stock then outstanding or, if less, by 1,000,000 shares. Under the Purchase Plan, the Company sold 96,624 shares to employees during the year ended December 31, 1999, which had weighted-average prices of $14.45. The weighted-average value of the options to purchase stock during 1999 using the Black-Scholes pricing model was $5.78.

         The fair value of each stock option granted under the Purchase Plan is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:


                                          1999

         Expected term                 1.10 years
         Expected volatility              25.18
         Expected dividend yield           0.00%
         Risk-free interest rate           5.61%

         The Company applies APB Opinion No. 25 and related interpretations for its stock-based compensation plans. Accordingly, no compensation costs at the grant dates are recorded for options granted at fair market value. Had compensation cost for the Company's option plans been determined based on the fair value at the grant dates as prescribed by SFAS No. 123, "Accounting for Stock Based Compensation" ("SFAS 123"), the Company's net income and net income per share on a pro forma basis would have been (in thousands, except per share data):

                                                   1997              1998                1999
         Net income (loss):
           As reported                        $    21,342       $     (3,645)       $      7,889
                                              -----------       ------------        ------------
           Pro forma                          $    20,971       $     (4,035)              7,567
                                              -----------       ------------        ------------
         Net income (loss) per share:
           As reported                        $      0.84       $      (0.14)       $       0.28
                                              -----------       ------------        ------------
           Pro forma basic                    $      0.82       $      (0.16)       $       0.27
                                              -----------       ------------        ------------
           Pro forma diluted                  $      0.80       $      (0.16)       $       0.25
                                              -----------       ------------        ------------


         During 1999, various executives of the Company issued full recourse promissory notes, totaling $1.2 million to the Company in connection with the purchase of 460,483 shares of common stock. Additionally, in May 1997, an executive issued a full recourse promissory note in the amount of $150 in connection with the purchase of 75,000 shares of common stock. The principal balance of the notes and the related accrued interest ranging from 4.72% to 6.65% are payable at the earlier of

PARADYNE NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data or as otherwise noted)


         the termination of employment or five years from the date of the note unless otherwise stated. The notes are secured by the shares of common stock acquired with the notes, and those shares are held in escrow by the Company. All unvested shares purchased with the notes are subject to repurchase by the Company if the respective executive terminates employment before becoming fully vested. The balance of all notes receivable in connection with the purchase of common stock as of December 31, 1999 was $1.3 million plus accrued interest.

12.      COMMITMENTS AND CONTINGENCIES

         OPERATING LEASES

         The Company is obligated under noncancelable operating leases for office and warehouse equipment and facilities. The leases expire at various dates through 2007. Rent expense for the years ended December 31, 1997, 1998 and 1999 approximated $3.0 million, $3.9 million and $2.9 million, respectively. Minimum required future lease payments under noncancelable operating leases are as follows:

         2000                             $ 4,979
         2001                               4,810
         2002                               4,336
         2003                               3,713
         2004 and thereafter               12,439

         The Company leases facilities in Red Bank, N.J. and subleases this space to GlobeSpan under a noncancelable operating lease. Future minimum lease payment receivables under the leasing agreement as of December 31, 1999 are as follows: 2000 - $934; 2001 - $955; 2002 -
         $352; 2003 and thereafter - $0 (see Note 13).

         SALE/LEASEBACK

         In June 1997, the Company sold all of its land and the improvements thereon at its Largo, Florida facility at approximately net book value, and at the same time leased back two of the buildings. The primary term of the lease is for 10 years with annual rents approximating $1.8 million for the first five years and $2.1 million for the remaining five years. If the buildings are sold within three years of acquisition, the primary lease term will be 12 years. The Company has the option to renew the lease for two additional five-year terms on the same conditions as the current lease. The Company is responsible for paying any necessary improvements to the property and is responsible for its proportionate share of most operating costs and taxes on the property.

         SALE OF INSTALLMENT RECEIVABLES

         At December 31, 1998 and 1999, sales-type lease receivables sold to AT&T Capital Corporation with recourse were $886 and $165, respectively. The ultimate responsibility for the collection of these receivables is with Paradyne Credit Corp. ("PCC"), a related party.

13.      RELATED PARTY TRANSACTIONS

         As further discussed in Note 9, the Company executed a revolving subordinated credit agreement with Communication Partners in fiscal 1997. The Company recorded interest expense of approximately $421, $305 and $0 related to the notes payable to Communication Partners during 1997, 1998 and 1999, respectively.

PARADYNE NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data or as otherwise noted)


         The Company provides operating, management and other administrative services for certain subsidiaries of Communication Partners. Total charges to these entities were approximately $1.1 million, $1.4 million and $1.6 million for 1997, 1998 and 1999, respectively. This amount is recorded as a reduction of selling, general and administrative expenses.

         The Company entered into an agreement to allow PCC to purchase equipment manufactured or sold by the Company at prices substantially equal to those received by the Company through normal selling channels. Sales to PCC under this agreement totaled $181, $317 and $3.5 million for the years ended December 31, 1997, 1998 and 1999, respectively. Additionally, this agreement provides for the Company to purchase from PCC equipment that has been returned to PCC at the end of the lease. These purchases are on terms no more favorable to the Company than would be obtained in a comparable arm's length transaction. Purchases for such equipment totaled $0, $141 and $0 for the years ended December 31, 1997, 1998 and 1999, respectively.

         In November 1996, the Company entered into a Cooperative Development Agreement with GlobeSpan. Under this agreement, the Company was granted an unrestricted license to use GlobeSpan's technical information and patents. Additionally, the agreement provided for the Company to purchase GlobeSpan chip sets at prices not to exceed cost plus 15%. The Company purchased goods approximating $373 and $962 during 1997 and 1998, respectively, under this agreement. Effective July 1998, the Company revised its pricing arrangement with GlobeSpan such that GlobeSpan sold products to the Company at preferential prices. In exchange, GlobeSpan agreed to pay a 1.25% royalty based on net revenues up to an aggregate amount of $1.5 million. The Company recorded $381 of royalty revenue related to the agreement during the year ended December 31, 1998. In 1999, the Company and GlobeSpan agreed to terminate the Cooperative Development Agreement ("Termination Agreement") effective December 31, 1998. In connection with such termination agreement, GlobeSpan agreed to pay the Company an aggregate of $1.5 million. Of this amount, approximately $400 was recorded in 1998 and the remaining $1.1 million was received in 1999 and included in royalty revenue. In addition, GlobeSpan and the Company as part of the Termination Agreement affirmed that the earlier technology license provisions of the Cooperative Development Agreement were never implemented. In conjunction with the signing of the Termination Agreement, GlobeSpan and the Company also entered into a four-year Supply Agreement which gave the Company favorable pricing and other terms in connection with the sale by GlobeSpan of products to the Company. During 1999, the Company purchased $3.6 million from GlobeSpan under this supply agreement. In addition, under the terms of the Supply Agreement, GlobeSpan is required to honor the Company's orders for GlobeSpan's products in quantities at least consistent with the Company's past ordering practices and must afford the Company at least the same priority for the Company's orders as GlobeSpan affords its other similarly situated customers. GlobeSpan also granted the Company a standard customer immunity under GlobeSpan's intellectual property rights with respect to any of the Company's products which incorporate GlobeSpan's products. Prior to May 1999, GlobeSpan participated in a 401(k) plan maintained by the Company. Contributions paid by the Company on behalf of GlobeSpan approximated $321, $379 and $176 for 1997, 1998 and 1999, respectively. As of May 1999, Globespan no longer participates in the Company's 401(k) plan. Globespan has reimbursed the Company for all payments made on their behalf.

         In 1997, the Company provided the use of certain assets to GlobeSpan related to their research activities without material fee. Depreciation of $244 in 1997 related to those assets has been excluded from the results of operations and reflected as a distribution of equity to a related party. Those assets were subsequently sold to GlobeSpan. The Company sold fixed assets to GlobeSpan for approximately $350

PARADYNE NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data or as otherwise noted)


         in fiscal year 1997 and $1.4 million in fiscal 1998. These assets were transferred at their approximate net book values, since the transaction involved entities under common control.

         In 1997, the Company received $194 from GlobeSpan as reimbursement for purchases of product from a supplier on behalf of GlobeSpan. In December 1997 and September 1998, the Company sold to GlobeSpan certain chip sets which it held in its inventory in the amounts of $98 and $29, respectively. GlobeSpan purchased these chip sets for resale to other customers.

         In 1998, the Company subleased additional office space to GlobeSpan (see Note 12). In connection therewith, GlobeSpan reimbursed approximately $392 of the Company's moving expenses. Also see Note 4 regarding GlobeSpan warrant extension and Note 9 regarding parent company debt guaranty.

14.      INITIAL PUBLIC OFFERING AND SECONDARY OFFERING

         On July 15, 1999, the Company raised $61.5 million, net of direct costs and underwriters fees in an IPO. On September 28, 1999, the Company and certain stockholders of the Company sold 20,000 and 5,000,000 shares of their common stock, respectively, in a secondary offering.

Paradyne Corp
Valuation and Qualifying Accounts
Schedule II
000's


COLUMN A                            COLUMN B           COLUMN C                               COLUMN D             COLUMN E
--------------------------------    ------------       ------------     --------------       --------------       ----------
                                                                  ADDITIONS
                                                                        CHARGED TO
                                    BALANCE AT         CHARGED TO       OTHER                                     BALANCE AT
                                    BEGINNING OF       COST AND         ACCOUNTS                                  END OF
    DESCRIPTION                     PERIOD             EXPENSES         (1)                  DEDUCTIONS (2)       PERIOD
-------------------------------     ------------       ------------     --------------       --------------       ----------
                                                               (IN THOUSANDS)
Allowance for Doubtful accounts
Year ended:
5 MONTHS ENDED 12/31/96                4,340               52                1,520               (3,127)            2,785

DECEMBER 31, 1997                      2,785              267                5,800               (5,886)            2,966

DECEMBER 31, 1998                      2,966              125               12,382              (12,466)            3,007


TOTAL YEAR ENDED DECEMBER 31,
1999                                   3,007               32                7,470               (6,487)            4,022

-----------------

(1) Represents amounts charged to contra revenue accounts for discounts, rebates, and billing adjustments.

(2) Represents amounts charged to accounts receivable reserve accounts for discounts, rebates, and billing adjustments.


EXHIBIT
 NUMBER                              DESCRIPTION OF DOCUMENT
 3.1(1)      --   Amended and Restated Certificate of Incorporation.
 3.2(1)      --   Amended and Restated Bylaws.
 4.1         --   Reference is made to Exhibits 3.1, 3.2 and 3.3.
 4.2(1)      --   Specimen Stock Certificate.
10.1(1)      --   Amended and Restated 1996 Equity Incentive Plan.
10.2(1)      --   Form of Stock Option Agreement pursuant to the 1996 Equity Incentive Plan.
10.3(1)      --   Form of Early Exercise Stock Purchase Agreement.
10.4(1)      --   1999 Employee Stock Purchase Plan and related offering documents.
10.5(1)      --   1999 Non-Employee Director's Stock Option Plan.
10.6(1)      --   Key Employee Stock Option Plan.
10.7(1)      --   Loan and Security Agreement between Paradyne and Bank of America NT&SA, dated July 31,
                  1996.
10.8(1)      --   Amended and Restated Subordinated Revolving Promissory Note between Paradyne and
                  Paradyne Partners, L.P., dated October 16, 1998.
10.9(1)      --   Lease Agreement between Paradyne and Shav Associates, dated October 8, 1996.
10.10(1)     --   Sublease Agreement between Paradyne and GlobeSpan Semiconductor, Inc. dated December 10,
                  1997.
10.11(1)     --   Amendment to Sublease Agreement between Paradyne and GlobeSpan Semiconductor, Inc.
                  dated January 1, 1999.


EXHIBIT
 NUMBER                              DESCRIPTION OF DOCUMENT
10.12(1)     --   Lease Agreement between Paradyne and Townsend Property Trust Lease, dated June 27, 1997.
10.13(l)     --   Key Employee Agreement between Paradyne and Thomas Epley, dated April 1, 1999.
10.14(1)     --   Employment Agreement between Paradyne and Andrew May, dated December 3, 1996.
10.15(l)     --   Key Employee Agreement between Paradyne and Patrick Murphy, dated August 1, 1996.
10.16(l)     --   Key Employee Agreement between Paradyne and James Slattery, dated August 1, 1996.
10.17(l)     --   Change in Control Agreement between Paradyne and Sean Belanger.
10.18(l)     --   Promissory Note, dated May 5, 1997, by James L. Slattery.
10.19(1)     --   Promissory Note, dated March 29, 1999, Sean E. Belanger.
10.20(1)     --   Promissory Note, dated March 26, 1999, Paul H. Floyd.
10.21(1)     --   Promissory Note, dated March 26, 1999, Paul H. Floyd.
10.22(1)     --   Promissory Note, dated March 26, 1999, Frank J. Weiner.
10.23(1)     --   Promissory Note, dated March 26, 1999, by Frank J. Weiner.
10.24(1)     --   Promissory Note, dated April 2, 1999, Frank L. Weiner.
10.25(1)     --   Promissory Note, dated Match 27, 1999, Mark Housman.
10.26(1)     --   Promissory Note, dated March 31, 1999, Andrew S. May.
10.27(1)     --   Promissory Note, dated March 31, 1999, Patrick M. Murphy.
10.28(l)     --   Promissory Note, dated April 2, 1999, Patrick M. Murphy.
10.29(l)     --   Indemnification Agreement between Paradyne and William Stensrud, dated November 6, 1996.
10.30+(1)    --   Supply Agreement between Paradyne and Lucent Technologies, Inc., dated July 31, 1996.
10.31+(1)    --   Exclusivity and Amendment Agreement between Paradyne, Lucent Technologies, Inc., and
                  GlobeSpan Semiconductor, Inc. dated August 6, 1998.
10.32+(1)    --   Noncompetition Agreement between Paradyne, Communication Partners, L.P., Lucent
                  Technologies, Inc., and GlobeSpan Semiconductor, Inc. dated July 31, 1996.
10.33(l)     --   Trademark and Patent Agreement between Paradyne, Lucent Technologies, Inc., and GobeSpan
                  Semiconductor, Inc. dated July 31, 1996.
10.34(l)     --   Tax Matters Agreement between Paradyne, Lucent Technologies, Inc., and GlobeSpan
                  Semiconductor, Inc. dated July 31, 1996.
10.35(l)     --   Intellectual Property Agreement between Paradyne, Lucent Technologies. Inc., and GlobeSpan
                  Semiconductor, Inc. dated July 31, 1996.
10.36+(1)    --   OEM Agreement between Paradyne and Xylan Corporation, dated March 16, 1999.
10.37+(1)    --   Distribution Agreement between Paradyne and Tech Data Corporation, dated September 21,
                  1993.
10.38+(1)    --   OEM Agreement between Paradyne and Premisys Communications, Inc., dated December 4,
                  1992.
10.39(1)     --   Network Management Partners Agreement between Paradyne and Ascend Communications, Inc., dated November 3, 1998.
10.40+(1)    --   Joint Development and Distribution Agreement between Paradyne and AG Communication
                  Systems Corporation, dated June 10, 1998.
10 41+(1)    --   Marketing & License Agreement between Paradyne and NetScout Systems, Inc., dated
                  January 26, 1998.
10.42(l)     --   Amendment No. 2 to Loan and Security Agreement.
10.43+(1)    --   Amendment to Supply Agreement between Paradyne and Lucent Technologies, Inc., dated as of
                  May 5, 1999.
10.44(2)     --   Form of Indemnification Agreement between Paradyne and Messrs. Belanger, Bonderman,
                  Epley, Geeslin, May, Murphy, Slattery, Stanton, Stensrud, and Van Camp.
10.45(2)     --   Promissory Note, dated July 1, 1999, J. Scott Eudy.
10.46(2)     --   Promissory Note, dated July 1, 1999, J. Scott Eudy.
10.47        --   Amendment No. 1 to Loan and Security Agreement.
10.48        --   Amendment No. 3 to Loan and Security Agreement.
10.49        --   Amendment No. 4 to Loan and Security Agreement.
10.50        --   Amended Agreement between Paradyne and James L. Slattery.
21           --   Subsidiaries of Paradyne Networks, Inc. List of Subsidiaries.
23.1         --   Consent of Independent Accountants.
24.1         --   Power of Attorney (see page ___)
27.1         --   Financial Data Schedule for EDGAR filing for SEC use only

-------------------

(1) Filed as an exhibit to the Registrant's Registration Statement on Form S-1 (No. 333-76385) or amendments thereto and incorporated herein by reference.

(2) Filed as an exhibit to the Registrant's Statement on Form S-1 (No. 333-86965) or amendments thereto and incorporated herein by reference.

                                    EXHIBITS

EXHIBIT
 NUMBER

  10.47           Amendment No. 1 to Loan and Security Agreement
  10.48           Amendment No. 3 to Loan and Security Agreement
  10.49           Amendment No. 4 to Loan and Security Agreement
  10.50           Amended Agreement between Paradyne and James L. Slattery
  21              Subsidiaries of Paradyne Networks, Inc. List of Subsidiaries