Form 10-Q
period 2000-03-31
PARADYNE NETWORKS INC
filed 2000-05-15
CIK 76174

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2000

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

     FOR THE TRANSITION PERIOD FROM _________________ TO __________________

                       Commission File Number: 000-26485
--------------------------------------------------------------------------------

                            PARADYNE NETWORKS, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Delaware                                     75-2658219
 -------------------------------                       ----------------
 (State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                        Identification No.)

                 8545 126TH AVENUE NORTH, LARGO, FLORIDA 33773
--------------------------------------------------------------------------------
                   (Address, including zip code, of principal
                     executive offices, including zip code)

                                 (727) 530-2000
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                      None
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

         The number of shares outstanding of the Registrant's Common Stock as of April 30, 2000 was 31,566,398.

                             PARADYNE NETWORKS, INC.
                       FOR THE PERIOD ENDED MARCH 31, 2000


                                      INDEX


                          PART I FINANCIAL INFORMATION


ITEM 1.  Financial Statements:
         Condensed Consolidated Balance Sheets at March 31,2000 and
         December 31, 1999                                                  1

         Condensed Consolidated Statements of Income for the
         Three Months Ended March 31, 2000 and March 31, 1999               2

         Condensed Consolidated Statements of Cash Flows for
         the Three Months Ended March 31, 2000 and March 31, 1999           3

         Notes to Consolidated Financial Statements                         4

ITEM 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                6

ITEM 3.  Quantitative and Qualitative Disclosures about Market
         Risk                                                               9

                            PART II OTHER INFORMATION

ITEM 2.  Changes in Securities                                              9

ITEM 6.  Exhibits and Reports on Form 8-K                                   9

SIGNATURES                                                                 10

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                             PARADYNE NETWORKS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                     MARCH 31,      DECEMBER 31,
                                                                                        2000            1999
                                                                                     ---------      ------------
                                                                                     UNAUDITED
                                       ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                                          $  63,732       $  62,885
  Accounts receivable less allowance for doubtful accounts of $3,894 and $4,022
      at March 31, 2000 and December 31, 1999, respectively                             44,599          29,548
  Income Tax Receivables                                                                 6,696           2,010
  Inventories (Note 2)                                                                  17,674          13,252
  Prepaid expenses & other current assets                                                3,368           3,201
                                                                                     ---------       ---------
           Total current assets                                                        136,069         110,896

Property, Plant & Equipment, less accumulated depreciation of $16,982 and
     $15,502 at March 31, 2000 and December 31, 1999, respectively                      18,185          17,297
Other Assets                                                                             2,340           2,292
                                                                                     ---------       ---------
           Total assets                                                              $ 156,594       $ 130,485
                                                                                     =========       =========

                     LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                                                                   $  24,223       $   8,367
  Current Portion of Debt                                                                  414             434
  Payroll & benefit related liabilities                                                  5,781           7,887
  Other current liabilities                                                             10,009           7,857
                                                                                     ---------       ---------
          Total current liabilities                                                     40,427          24,545
Long term Debt                                                                             649             256
                                                                                     ---------       ---------
          Total Liabilities                                                             41,076          24,801

Stockholders' Equity:
   Preferred Stock, par value $.001; 5,000,000 shares authorized, none issued or outstanding
   Common Stock, par value $.001; 60,000,000 shares authorized, 31,342,702 and
        30,835,511 shares issued and outstanding as of March 31, 2000 and
        December 31, 1999,  respectively                                                    31              31
   Additional paid-in capital                                                          100,262          93,487
   Retained earnings                                                                    16,983          14,528
   Other equity adjustments                                                             (1,758)         (2,362)
                                                                                     ---------       ---------
          Total  Stockholders' Equity                                                  115,518         105,684
                                                                                     ---------       ---------
          Total  Liabilities  and  Stockholders' Equity                              $ 156,594       $ 130,485
                                                                                     =========       =========

           See accompanying Notes to Consolidated Financial Statements

                             PARADYNE NETWORKS, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                    UNAUDITED


                                                             THREE MONTHS ENDED
                                                                 MARCH 31,
                                                          -----------------------
                                                            2000           1999
                                                          --------       --------
Revenues:
Sales                                                     $ 62,952       $ 50,969
Services                                                     1,279            475
Royalties                                                      250          2,618
                                                          --------       --------
               Total Revenues                               64,481         54,062
               Total cost of sales                          37,368         29,966
                                                          --------       --------

Gross Margin                                                27,113         24,096

Operating expenses:
   Research and development                                  9,531          8,768
   Selling, general & administrative                        15,238         13,863
   Amortization of deferred stock compensation                  76             --
                                                          --------       --------
            Total operating expenses                        24,845         22,631
                                                          --------       --------

Operating Income                                             2,268          1,465
Other (income) expenses:
   Interest, net                                              (837)           434
   Other, net                                                 (453)        (2,852)
                                                          --------       --------

Income before provision for income tax                       3,558          3,883
Provision for income tax                                     1,103          1,515
                                                          --------       --------

Net Income                                                $  2,455       $  2,368
                                                          ========       ========
Weighted average number of common shares outstanding
   Basic                                                    31,270         25,893
   Diluted                                                  32,907         27,227
Earnings per common share
   Basic                                                      0.08           0.09
   Diluted                                                    0.07           0.09
Consolidated Statements of Comprehensive Income
   Net Income                                                2,455          2,368
  Translation Adjustments                                        3             64
  Comprehensive Income                                       2,458          2,432

           See accompanying Notes to Consolidated Financial Statements

                             PARADYNE NETWORKS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                    UNAUDITED


                                                                           THREE MONTHS ENDED
                                                                                MARCH 31,
                                                                         ----------------------
                                                                           2000           1999
                                                                         --------       -------
Cash flows from operating activities:
Net Income                                                               $  2,455       $ 2,368
Adjustments to reconcile net income to cash provided by
     operating activities:                                                     --            --
Increase (decrease) in allowance for bad debts                               (128)          398
Depreciation and amortization (includes deferred stock compensation
   of $76 and $0, respectively)                                             1,805         1,448
(Increase) decrease in:
     Receivables                                                          (13,773)       (2,144)
     Inventories                                                           (4,422)       (2,551)
     Prepaid expenses and other current assets                               (369)          802
Increase (decrease) in:                                                        --            --
     Accounts Payable                                                      15,856         4,546
     Payroll and benefit related liabilities                               (2,106)       (1,459)
     Other current liabilities                                              2,164           987
                                                                         --------       -------
           Net cash provided by (used in) operating activities              1,482         4,395
                                                                         --------       -------
Cash flows used in investing activities:
     Capital expenditures                                                  (2,475)         (944)
                                                                         --------       -------
           Net cash used in investing activities                           (2,475)         (944)
                                                                         --------       -------
Cash flows provided by (used in ) financing activities:
     Net proceeds from stock transactions                                   1,465         2,371
     Repayment of bank line of credit                                          --        (5,642)
     Borrowings under other debt obligations                                  506           168
     Repayments under other debt obligations                                 (134)         (134)
                                                                         --------       -------
           Net cash provided by (used in) financing activities              1,837        (3,237)
                                                                         --------       -------
Effect of foreign exchange rate changes on cash                                 3            64
                                                                         --------       -------
Net Increase in cash and cash equivalents                                     847           278
Cash and cash equivalents at beginning of period                           62,885         2,356
                                                                         --------       -------
Cash and cash equivalents at end of period                               $ 63,732       $ 2,634
                                                                         ========       =======
Supplemental disclosure of cash flow information:
Non-cash transactions
     Stock issued for Notes                                              $   (463)      $   939
                                                                         ========       =======
     Recoverable taxes related to stock option exercises                 $  5,836       $    --
                                                                         ========       =======

           See accompanying Notes to Consolidated Financial Statements

                             PARADYNE NETWORKS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       BUSINESS AND BASIS OF PRESENTATION:

         Paradyne Networks, Inc. (the "Company") designs, manufactures, and markets data communications and networking products for network service providers and business customers. The Company's products enable business customers to efficiently access wide area network services and allow network service providers to provide customers with high-speed services for data, voice, video and multimedia applications.

         The accompanying unaudited consolidated financial statements include the results of the Company and its wholly-owned subsidiaries: Paradyne Corporation; Paradyne Canada Ltd.; Paradyne International Ltd.; Paradyne Worldwide Corp. (formerly Paradyne Far East Corporation); Ark Electronic Products Inc.; Paradyne GmbH; Paradyne Finance Corporation; and Paradyne International Sales Ltd. Intercompany accounts and transactions have been eliminated in consolidation.

         The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not contain all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, such statements reflect all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of interim period results. These financial statements should be read in conjunction with the December 31, 1999 audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 27, 2000.

         The results of operations for the interim periods are not necessarily indicative of results to be expected for the entire year or for other future interim periods.

2.       INVENTORY:

         Inventories at March 31, 2000 and December 31, 1999 are summarized as follows (in thousands):

                                        MARCH 31,   DECEMBER 31,
                                          2000          1999
                                        ---------   ------------
          Raw Materials                  $14,919      $10,603
          WIP                              1,464        1,198
          FG                               1,291        1,451
                                         -------      -------
                                         $17,674      $13,252
                                         =======      =======

3.       EARNINGS PER SHARE:

         The following table summarizes (in thousands, except per share data) the weighted average shares outstanding for basic and diluted earnings per share for the periods presented.


                                                                       THREE MONTHS ENDED
                                                                           MARCH 31,
                                                                    ----------------------
                                                                      2000           1999
                                                                    --------       -------
          NET INCOME                                                $  2,455       $ 2,368

          WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
              Basic                                                   31,270        25,893
              Dilutive effect of stock options                         1,637         1,334
                                                                    --------       -------
              Diluted                                                 32,907        27,227
                                                                    --------       -------

          EARNINGS PER COMMON SHARE:
              Basic                                                 $   0.08       $  0.09
              Dilutive effect of stock options                      $  (0.01)      $    --
                                                                    --------       -------
              Diluted                                               $   0.07       $  0.09
                                                                    --------       -------

4.       SUBSEQUENT EVENTS:

         On April 14, 2000, Paradyne Networks, Inc. acquired substantially all of the assets of Control Resources Corporation (CRC) of Fair Lawn, N.J., a wholly owned subsidiary of P-Com, Inc. CRC is a developer and manufacturer of broadband network access and service level management systems. Under the terms of the agreement, Paradyne paid $3.1 million in cash and issued a note for $4.7 million, payable in cash or common stock. The seller may also be due other contingent consideration.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and other sections of this Form 10-Q may contain forward-looking statements that involve risks and uncertainties. All statements regarding future events, our future financial performance and operating results, our business strategy and our financing plans are forward-looking statements. In many cases, you can identify forward-looking statements by terminology, such as "may," "will," "should," "expects," "intends," "plans," "anticipates," "believes," "estimates," "predicts," "potential," or "continue," or the negative of such terms and other comparable terminology. These statements are only predictions. Known and unknown risks, uncertainties and other factors could cause our actual results to differ materially from those projected in the forward-looking statements.

OVERVIEW

         We are a leading developer, manufacturer and distributor of broadband and narrowband network access products for network service providers ("NSPs") and business customers. We offer solutions that enable business class, service level managed, high-speed connectivity over the existing telephone network infrastructure and provide for cost-effective access speeds of up to 45 MBPS. We market and sell our products worldwide to NSPs and business customers through a multi-tier distribution system that includes direct sales, strategic partner sales, NSP sales and traditional distributor or value added reseller ("VAR") sales. We estimate that direct and indirect sales to, and services performed for Lucent accounted for approximately 25% of our total revenues for the first three months of 2000 versus 30% for the first three months of 1999. Sales to Rhythms, an NSP, accounted for approximately 19% of our total revenue during the first three months of 2000 versus 24% for the same period in 1999. Sales to Connect South Communications, Inc., also an NSP and a new customer for 2000, accounted for approximately 11% of our total revenue during the first three months of 2000. A loss or a significant reduction or delay in sales to any of our major customers could materially and adversely affect our business, financial condition and results of operation.

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

         The information contained in this Form 10-Q is not a complete description of our business or the risks associated with an investment in us. Readers are referred to documents filed by Paradyne with the Securities and Exchange Commission, specifically the most recent filings, which identify important risk factors that could cause actual results to differ from those contained in the forward-looking statements, including: rapid technological change could render our products obsolete; we are substantially dependent on network service providers, who may reduce or discontinue their purchase of products or services at any time; our dependence on only a few major customers for a substantial portion of our revenues exposes us to financial risks; we compete in highly competitive markets and competition could harm our ability to sell products and services; if we are unable to attract and retain key personnel and a skilled workforce, we may not be able to sustain or grow our business; our dependence on development relationships could threaten our ability to sell products;

our reliance on international sales may make us susceptible to global economic factors, foreign tax law issues and currency fluctuations; we rely heavily on distributors and resellers; we depend on sole and single source suppliers which exposes us to potential supply interruption.


THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THREE MONTHS ENDED MARCH 31, 1999

REVENUES. Total revenues increased $10.4 million, or 19.3%, to $64.5 million for the three months ended March 31, 2000 from $54.1 million for the same period in 1999. The increase was primarily due to an increase in the volume of sales of our broadband access products. As a percentage of total revenues, equipment sales were 97.6% of total revenues for the three months ended March 31, 2000 compared to 94.3% for the three months ended March 31, 1999. This percentage increase is mostly due to the absence of royalty income in the first quarter of 2000 versus the first quarter of 1999. The first three months of 1999 included a one-time royalty fee from Globespan related to termination of an existing agreement and a one-time license fee from a third party for intellectual property relating to narrowband technology.

GROSS MARGIN. Gross margin increased $3.0 million or 12.5% to $27.1 million for the three months ended March 31, 2000 from $24.1 million for the three months ended March 31, 1999. Most of the increase results from increased sales of our broadband access products. Gross margin as a percentage of total revenues decreased to 42.0% in 2000 from 44.6% in 1999 primarily as a result of $2.6 million in one-time royalty and license fees that occurred in 1999 but were not repeated in 2000.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses increased $0.8 million, or 8.7%, to $9.5 million for the three months ended March 31, 2000 from $8.7 million in 1999. This increase resulted primarily from costs associated with the increase in research and development personnel. As a percentage of total revenues, research and development expense decreased to 14.8% for the three months ended March 31,2000 from 16.2% in the same period of 1999. This decrease is primarily attributable to the 19.3% increase in revenue during the period.

SELLING, GENERAL AND ADMINISTRATIVE ("SG&A") EXPENSES. SG&A expenses increased $1.4 million, or 10.0%, to $15.2 million for the three months ended March 31, 2000 from $13.9 million for the three months ended March 31, 1999. The increase is primarily attributable to a $2.0 million increase in advertising related expenses, offset in part by a $.3 million decrease in professional fees and a $.3 million decrease in consignment to customers. SG&A expense as a percentage of revenue declined from 25.6% for the three months ended March 31, 1999 to 23.6% for the three months ended March 31, 2000. This decrease is primarily attributable to the 19.3% increase in revenue during the period. In an effort to increase sales of products to our major customers we expect to increase our investment in marketing and promotion expenses in the second quarter.

AMORTIZATION OF DEFERRED STOCK COMPENSATION. The $.1 million amortization of deferred stock compensation is related to the previous granting of stock options to key employees at prices deemed to be below fair market value for financial reporting purposes.

INTEREST AND OTHER (INCOME) EXPENSE, NET. Interest and other (income) expense, net, decreased by $1.1 million to $1.3 million of income for the three months ended March 31, 2000, from $2.4 million of income for the same period in 1999. Interest and other (income) expense, net, is related to interest on notes payable and borrowings under lines of credit, interest on short term investments, foreign exchange gains and losses, and technology sales. This decrease in income was primarily attributable to a reduction in the amount of income received from the sale of patents in 2000, offset by an increase in interest income resulting from the investment of proceeds from the initial public offering (IPO) and a decrease in interest expense due to the retirement of debt using IPO proceeds.

PROVISION (BENEFIT) FOR INCOME TAXES. Provision (benefit) for income taxes decreased by $.4 million to $1.1 million for the three months ended March 31, 2000, from $1.5 million for the same period in 1999. The effective tax rate used during the first quarter of 1999 was 39%. The rate was reduced to 31% during 1999, primarily as a result of two events. First, the Company had a secondary offering during the third quarter of 1999 that reduced Texas Pacific Group's ownership below 50%, allowing the Company to take advantage of a tax credit for increased research spending. Second, legislation was passed during the fourth quarter of 1999 that extended that same tax credit from June of 1999 through June 2004. For the year 2000, the Company has kept the effective tax rate at 31%.


LIQUIDITY AND CAPITAL RESOURCES

         Net cash provided by operations for the three months ended March 31, 2000 totaled $1.5 million. Net income totaled $4.1 million after adjusting for non-cash impacting items such as depreciation, amortization and allowance for bad debts. Also contributing to cash provided from operations were increases in accounts payable totaling $15.9 million and other current liabilities totaling $2.2 million as a result of the timing of material receipts from vendors and increased advertising related expenses. Decreases to cash from operating activities partially offsetting the above contributions included increases in accounts receivable totaling $13.8 million and inventories totaling $4.4 million. Additionally, payroll related liabilities decreased $2.2 million. The increase in receivable is attributable to a 5% increase in sales in the first quarter 2000 over the fourth quarter 1999 as well as timing of the sales during the first quarter. Inventories increased in anticipation of heavy customer demand early in the second quarter. Payroll related liabilities decreased as a result of paying annual management incentive compensation.

         Net cash used in investing activities for the three months ended March 31, 2000 totaled $2.5 million and reflects capital expenditures made in support of operations. We anticipate that capital requirements for the remainder of the year will be in the $2.0 million to $3.0 million per quarter range.

         Net cash provided by financing activities totaled $1.8 million and resulted primarily from the exercise of stock options during the quarter.

         We had $63.7 million of cash and cash equivalents at March 31, 2000 representing an increase of $0.8 million from $62.9 million at December 31,1999. Working capital increased $9.2 million from $86.4 million at December 31, 1999 to $95.6 million at March 31, 2000.

         Effective January 1, 2000, we extended our revolving line of credit facility with Bank of America until January 31, 2001, voluntarily reduced the facility to $30.0 million and reduced the unused line fee to 0.25% per annum. There were no borrowings under this facility during the first quarter of 2000.

         In connection with our efforts to obtain major new accounts we are often required to make commitments to purchase inventory prior to having approved purchase orders with customers due to the long lead times required for certain parts. These commitments can impact cash flow until the purchase order is approved, orders shipped, and cash collected. We cannot assure that we will be successful in obtaining sufficient purchase orders, shipments and collections in all cases which could result in an increase in inventory levels and negatively impact cash flow in a particular quarter or quarters.

         We believe that our cash and cash equivalents, together with cash flows from operations and borrowings under the Bank of America line of credit facility, will be sufficient to meet our working capital needs for at least the next 18 months.

YEAR 2000 ISSUES

         In 1996 we identified the Year 2000 problem as a potential risk to our operations. As a result, we developed a comprehensive multi-year plan to make our internal computer software and hardware systems Year 2000 compliant. Our Year 2000 compliance plan was comprised of 3 phases: an assessment phase; an implementation phase; and a testing phase. This plan, initiated in the first quarter of fiscal 1997, has been completed by us and, to date, we have incurred expenses related to Year 2000 readiness of approximately $3.7 million.

         We were successful in transitioning our computer systems and equipment to the Year 2000. Although we believe that we have implemented a comprehensive plan for addressing the Year 2000 problem, we cannot be certain that these Year 2000 compliance efforts will be completely successful for the remainder of the year 2000 and beyond. Nonetheless, we have not experienced, and we do not anticipate, any significant problems related to the transition to the Year 2000. Furthermore, we do not anticipate any significant expenditure in the future related to Year 2000 compliance.

INFLATION

         Because of the relatively low levels of inflation experienced in 1999 and 2000 to date, inflation did not have a significant effect on our results in such periods.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We do not engage in investing in or trading market risk sensitive instruments. We also do not purchase, for investing, hedging, or for purposes "other than trading", instruments that are likely to expose us to market risk, whether interest rate, foreign currency exchange, commodity price or equity price risk, except as noted in the following paragraph. We have not entered into any forward or futures contracts, purchased any options or entered into any interest rate swaps. Additionally, we do not currently engage in foreign currency hedging transactions to manage exposure for transactions denominated in currencies other than U.S. dollars

         If we were to borrow from our revolving line of credit facility with Bank of America, we would be exposed to changes in interest rates. We are also exposed to changes in interest rates from investments in some held-to-maturity securities. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. Additionally, we do not currently engage in foreign currency hedging transactions to manage exposure for transactions denominated in currencies other than U.S. dollars.


                           PART II- OTHER INFORMATION


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         (d)      USE OF PROCEEDS

                  Our Registration Statement on Form S-1 (Registration No. 333-76385) was declared effective on July 15, 1999 and the Company's initial public offering commenced on July 16, 1999. We received net proceeds of approximately $62,240,000 after deducting estimated underwriting discounts, commissions, and offering expenses. As of March 31, 2000, we had used approximately $17,000,000 of the net proceeds to repay all the outstanding indebtedness from our $30,000,000 revolving line of credit facility with Bank of America and to pay for certain capital expenditures. Subsequent thereto, we used approximately $3.1 million (along with the issuance of a note for $4.7 million) to purchase substantially all of the assets of Control Resources Corporation. We intend to use the remainder of the net proceeds for general corporate purposes, including working capital and additional capital expenditures. We are currently assessing the specific uses and allocations for these remaining funds.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      EXHIBITS

         ITEM       DESCRIPTION
         ----       -----------
         2.1(1)     Asset Purchase Agreement dated as of April 5, 2000 among,
                    the Company, Paradyne Corporation, P-Com, Inc., and Control
                    Resources Corporation
         10.1       Key Employee Agreement between Paradyne and Sean E.
                    Belanger dated April 30, 2000
         10.2       Promissory Note dated April 14, 2000 between Paradyne
                    Corporation and Control Resources Corporation
         27.1       Financial Data Schedule

         (1) Filed as an exhibit to the Company's Current Form 8-K dated May 1, 2000 and incorporated herein by reference.

(b)      REPORTS ON FORM 8-K

         We filed a Current Report on Form 8-K dated May 1, 2000 pursuant to
Item 2 (Acquisition and Disposition of Assets), announcing that on April 14, 2000, we had completed the purchase of substantially all of the assets of Control Resources Corporation, a Delaware corporation and a wholly-owned subsidiary of P-Com, Inc.

SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         Paradyne Networks, Inc.


         Date: May 15, 2000              /s/ Andrew S. May
                                         ---------------------------
                                             ANDREW S. MAY
                                             Chief Executive
                                             Officer, and Director


                                         /s/ Patrick M. Murphy
                                         ---------------------------
                                             Patrick M. Murphy
                                             Senior Vice President,
                                             Chief Financial Officer,
                                             And Treasurer (Principal
                                             Financial and Accounting
                                             Officer)