Form 10-Q
period 2000-06-30
PARADYNE NETWORKS INC
filed 2000-08-14
CIK 76174

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2000

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

         The number of shares outstanding of the Registrant's Common Stock as of July 31, 2000 was 31,641,804.

                             PARADYNE NETWORKS, INC.
                       FOR THE PERIOD ENDED JUNE 30, 2000


                                      INDEX



                                 PART I FINANCIAL INFORMATION
ITEM 1.  Financial Statements:
         Condensed Consolidated Balance Sheets at June 30, 2000 and
         December 31, 1999                                                                  1

         Condensed Consolidated Statements of Income for the
         Three and Six Months Ended June 30, 2000 and June 30, 1999                         2

         Condensed Consolidated Statements of Cash Flows for the
         Six Months Ended June 30, 2000 and June 30, 1999                                   3

         Notes to Consolidated Financial Statements                                         4

ITEM 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                                6

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk                         9

                                  PART II OTHER INFORMATION

ITEM 2.  Changes in Securities                                                              9

ITEM 4.  Submission of Matters to a Vote of Security Holders                                9

ITEM 5.  Other Information                                                                 10

ITEM 6.  Exhibits and Reports on Form 8-K                                                  10

SIGNATURES                                                                                 10

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                             PARADYNE NETWORKS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS EXCEPT SHARE AMOUNTS)

                                                                                         JUNE 30,
                                                                                           2000             DECEMBER 31,
                                                                                        UNAUDITED               1999
                                                                                        ----------          ------------
                                      ASSETS
Current assets:
  Cash and cash equivalents                                                             $   45,144          $   62,885
  Accounts receivable less allowance for doubtful accounts of $4,737 and $4,022
      at June 30, 2000 and December 31, 1999, respectively                                  42,575              29,548
  Income tax receivables                                                                     6,476               2,010
  Inventories (Note 2)                                                                      52,537              13,252
  Prepaid expenses and other current assets                                                  3,587               3,201
                                                                                        ----------          ----------
           Total current assets                                                            150,319             110,896

Property, plant and equipment, less accumulated depreciation of $20,993 and
     $15,502 at June 30, 2000 and December 31, 1999, respectively                           19,925              17,297
Other assets                                                                                 8,850               2,292
                                                                                        ----------          ----------
           Total assets                                                                 $  179,094          $  130,485
                                                                                        ==========          ==========

                   LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                                      $   30,194          $    8,367
  Current portion of debt                                                                    5,158                 434
  Payroll & benefit related liabilities                                                      8,403               7,887
  Other current liabilities                                                                 14,350               7,857
                                                                                        ----------          ----------
          Total current liabilities                                                         58,105              24,545
Long term debt                                                                                 420                 256
                                                                                        ----------          ----------
          Total liabilities                                                                 58,525              24,801

Stockholders' equity:
   Preferred stock, par value $.001; 5,000,000 shares authorized, none issued or outstanding
   Common stock, par value $.001; 60,000,000 shares authorized, 31,597,698 and
        30,835,511 shares issued and outstanding as of June 30, 2000 and
        December 31, 1999, respectively                                                         32                  31
   Additional paid-in capital                                                              104,428              93,487
   Retained earnings                                                                        18,269              14,528
   Other equity adjustments                                                                 (2,160)             (2,362)
                                                                                        ----------          ----------
          Total stockholders' equity                                                       120,569             105,684
                                                                                        ----------          ----------
          Total liabilities and stockholders' equity                                    $  179,094          $  130,485
                                                                                        ==========          ==========

                            PARADYNE NETWORKS, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                     (IN THOUSANDS EXCEPT PER HARE AMOUNTS)
                                   UNAUDITED

                                                                  THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                                       JUNE 30,                            JUNE 30,
                                                             ---------------------------         ----------------------------
                                                                2000              1999             2000                1999
                                                             ---------         ---------         ---------          ---------
Revenues:
Sales                                                        $  74,788         $  52,164         $ 137,740          $ 103,133
Services                                                           809               416             2,088                891
Royalties                                                            0               200               250              2,818
                                                             ---------         ---------         ---------          ---------
               Total Revenues                                   75,597            52,780           140,078            106,842
               Total cost of sales                              44,714            30,099            82,082             60,065
                                                             ---------         ---------         ---------          ---------
Gross Margin                                                    30,883            22,681            57,996             46,777

Operating expenses:
   Research and development                                     10,492             9,067            20,023             17,835
   Selling, general & administrative                            18,803            13,800            34,041             27,663
   Amortization of intangible assets and
    deferred stock compensation                                    376               135               452                135
                                                             ---------         ---------         ---------          ---------
            Total operating expenses                            29,671            23,002            54,516             45,633
                                                             ---------         ---------         ---------          ---------

Operating Income                                                 1,212              (321)            3,480              1,144
Other (income) expenses:
   Interest, net                                                  (780)              258            (1,617)               692
   Other, net                                                      128               311              (325)            (2,541)
                                                             ---------         ---------         ---------          ---------

Income before provision for income tax                           1,864              (890)            5,422              2,993
Provision for income tax                                           578              (280)            1,681              1,235
                                                             ---------         ---------         ---------          ---------

Net Income                                                   $   1,286         $    (610)        $   3,741          $   1,758
                                                             =========         =========         =========          =========

Weighted average number of common shares outstanding
   Basic                                                        31,584            26,356            31,428             26,124
   Diluted                                                      33,341            26,356            33,441             27,477
Earnings per common share
   Basic                                                     $    0.04         $   (0.02)        $    0.12          $    0.07
   Diluted                                                   $    0.04         $   (0.02)        $    0.11          $    0.06
Consolidated Statements of Comprehensive Income
   Net Income                                                    1,286              (610)            3,741              1,758
   Translation Adjustments                                           6               430                 9                494
                                                             ---------         ---------         ---------          ---------
   Comprehensive Income                                      $   1,292         $    (180)        $   3,750          $   2,252
                                                             =========         =========         =========          =========

                             PARADYNE NETWORKS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                    UNAUDITED

                                                                                              SIX MONTHS ENDED
                                                                                                  JUNE 30,
                                                                                        -----------------------------
                                                                                           2000                1999
                                                                                        ---------           ---------
Cash flows from operating activities:
Net income                                                                              $   3,741           $   1,758
Adjustments to reconcile net income to cash provided by
     operating activities:
Increase in allowance for bad debts                                                           715                 344
Depreciation and amortization (includes amortization of intangible assets and
   deferred stock compensation of $606 and $441, respectively)                              3,930               2,967
(Increase) decrease in:
     Receivables                                                                          (10,691)              1,856
     Inventories                                                                          (37,064)              1,148
     Prepaid expenses and other current assets                                               (847)                227
Increase (decrease) in:
     Accounts Payable                                                                      20,618                 706
     Payroll and benefit related liabilities                                                 (973)             (1,577)
     Other current liabilities                                                              6,303                 150
                                                                                        ---------           ---------
           Net cash provided by (used in) operating activities                            (14,268)              7,579
                                                                                        ---------           ---------
Cash flows (used) in/provided by investing activities:
     Cash used to acquire business                                                         (3,100)                 --
     Capital expenditures                                                                  (5,012)             (2,236)
     Proceeds from sale of property, plant and equipment                                       --                  23
                                                                                        ---------           ---------
           Net cash used in investing activities                                           (8,112)             (2,213)
                                                                                        ---------           ---------
Cash flows provided by (used in) financing activities:
     Net proceeds from stock transactions                                                   4,442               2,637
     Repayment of bank line of credit and other short term obligations                        (18)             (7,208)
     Borrowings under other debt obligations                                                  513                 329
     Repayments under other debt obligations                                                 (307)               (311)
                                                                                        ---------           ---------
           Net cash provided by (used in) financing activities                              4,630              (4,553)
                                                                                        ---------           ---------
Effect of foreign exchange rate changes on cash                                                 9                 494
                                                                                        ---------           ---------
Net Increase in cash and cash equivalents                                                 (17,741)              1,307
Cash and cash equivalents at beginning of period                                           62,885               2,356
                                                                                        ---------           ---------
Cash and cash equivalents at end of period                                              $  45,144           $   3,663
                                                                                        =========           =========
Supplemental disclosure of cash flow information:
Non-cash transactions
     Issuance (repayment) of notes for common stock                                     $    (485)          $   1,078
                                                                                        =========           =========
     Note issued to seller to acquire business                                          $   4,668           $      --
                                                                                        =========           =========
     Recoverable taxes related to stock option exercises                                $   6,498           $      --
                                                                                        =========           =========

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

2.       INVENTORY:

         Inventories at June 30, 2000 and December 31, 1999 are summarized as follows (in thousands):

                                                                 JUNE 30,          DECEMBER 31,
                                                                   2000                1999
                                                                ---------          ------------
              Raw Materials                                     $  45,275           $  10,603
              Work In Process                                       3,091               1,198
              Finished Goods                                        4,171               1,451
                                                                ---------           ---------
                                                                $  52,537           $  13,252
                                                                =========           =========

3.       EARNINGS PER SHARE:

         The following table summarizes (in thousands, except per share data) the weighted average shares outstanding for basic and diluted earnings per share for the periods presented.

                                                                      THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                           JUNE 30,                      JUNE 30,
                                                                  ------------------------       -------------------------
                                                                     2000           1999           2000            1999
                                                                  ---------      ---------       ---------       ---------
        Net Income (loss)                                         $   1,286      $    (610)      $   3,741       $   1,758

        Weighted average number of common shares outstanding
            Basic                                                    31,584         26,356          31,428          26,124
            Dilutive effect of stock options                          1,757             --           2,013           1,353
                                                                  ---------      ---------       ---------       ---------
            Diluted                                                  33,341         26,356          33,441          27,477
                                                                  ---------      ---------       ---------       ---------

        Earnings per common share:
            Basic                                                 $    0.04      $   (0.02)      $    0.12       $    0.07
            Dilutive effect of stock options                      $      --      $      --       $   (0.01)      $   (0.01)
                                                                  ---------      ---------       ---------       ---------
            Diluted                                               $    0.04      $   (0.02)      $    0.11       $    0.06
                                                                  =========      =========       =========       =========

4.       ACQUISITION

         On April 14, 2000, the Company acquired substantially all of the assets of Control Resources Corporation (CRC) of Fair Lawn, NJ, a wholly owned subsidiary of P-Com, Inc. The accompanying Unaudited Consolidated Financial Statements include the results of operations for the acquired CRC business for the period April 15, 2000 through June 30, 2000. CRC is a developer and manufacturer of broadband network access and service level management systems. Under the terms of the agreement, the purchase price was $7.8 million consisting of $3.1 million in cash and a note for $4.7 million, payable in cash or common stock. The seller may also be due other contingent consideration. The Company also granted options on 207,000 shares of its stock to CRC employees at a discount for future employment services to the Company. The acquisition has been accounted for under the purchase method of accounting, which resulted in the recognition of approximately $6.5 million in intangible assets, to be amortized over five years on a straight-line basis.

         The following unaudited pro-forma summary presents the consolidated results of operations of the Company as if the acquisition had occurred at the beginning of the periods presented herein. This presentation is for informational purposes only and does not purport to be indicative of what would have occurred had the acquisitions been made as of these dates or of results which may occur in the future.

                                                             SIX MONTHS ENDED
                                                                 JUNE 30,
                                                         2000                1999
                                                     ------------        ------------
Revenue                                              $143,434,000        $110,785,000
Net Income                                              3,213,000             511,000
Diluted Earnings Per Share                           $       0.10        $       0.02

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

OVERVIEW

         We are a leading developer, manufacturer and distributor of broadband and narrowband network access products for network service providers ("NSPs") and business customers. We offer solutions that enable business class, service level managed, high-speed connectivity over the existing telephone network infrastructure and provide for cost-effective access speeds of up to 45 MBPS. We market and sell our products worldwide to NSPs and business customers through a multi-tier distribution system that includes direct sales, strategic partner sales, NSP sales and traditional distributor or value added reseller ("VAR") sales. We estimate that direct and indirect sales to, and services performed for Lucent accounted for approximately 23% of our total revenues for the first six months of 2000 versus 27% for the first six months of 1999. Sales to Rhythms, an NSP, accounted for approximately 18% of our total revenue during the first six months of 2000 versus 29% for the same period in 1999. Sales to Dreamline, Inc., also an NSP and a new customer for 2000, accounted for approximately 13% of our total revenue during the first six months of 2000. A loss or a significant reduction or delay in sales to any of our major customers could materially and adversely affect our business, financial condition and results of operation.

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

         The information contained in this Form 10-Q is not a complete description of our business or the risks associated with an investment in us. Readers are referred to documents filed by Paradyne with the Securities and Exchange Commission, specifically our 1999 Form 10-K, which identify important risk factors that could cause actual results to differ from those contained in the forward-looking statements, including: rapid technological change could render our products obsolete; we are substantially dependent on network service providers, who may reduce or discontinue their purchase of products or services at any time; our dependence on only a few major customers for a substantial portion of our revenues exposes us to financial risks; we compete in highly competitive markets and competition could harm our ability to sell products and services; if we are unable to attract and retain key personnel and a skilled workforce, we may not be able to sustain or grow our business; our dependence on development relationships could threaten our ability to sell products; our reliance on international sales may make us susceptible to global economic factors, foreign tax law issues and currency fluctuations; we rely heavily on distributors and resellers; and we depend on sole and single source suppliers which exposes us to potential supply interruption.


QUARTER AND SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO QUARTER AND SIX MONTHS ENDED JUNE 30, 1999

REVENUES. Total revenues increased $22.8 million, or 43%, to $75.6 million for the quarter ended June 30, 2000 from $52.8 million for the same period in 1999. As a percentage of total revenues, equipment sales were 99% of total revenues for the quarters ended June 30, 2000 and 1999. Total revenues for the six months ended June 30, 2000 increased $33.2 million, or 31%, to $140.0 million from $106.8 million for the first six months of 1999. These increases were mostly attributable to significant increases in the sale of our broadband access products to new and existing customers. Equipment sales were 98% of total revenues for the six months ended June 30, 2000 compared to 97% for the same period in 1999. This percentage increase was mostly due to lower royalty income during the first six months of 2000 than the first six months of 1999. The first six months of 1999 included a one-time royalty fee from Globespan related to termination of an existing agreement and a one-time license fee from a third party for intellectual property relating to narrowband technology.

GROSS MARGIN. Gross margin increased $8.2 million, or 36%, to $30.9 million for the three months ended June 30, 2000 from $22.7 million for the three months ended June 30, 1999 and increased $11.2 million, or 24%, to $58.0 million for the six months ended June 30, 2000 from $46.8 million for the six months ended June 30, 1999. Most of the increase resulted from increased sales of our broadband access products. Gross margin as a percentage of total revenues decreased to 40.9% for the three months ended June 30, 2000 from 43.0% in the same period of 1999 primarily as a result of our competitively priced broadband products comprising a much higher percentage of our equipment sales in the second quarter of 2000 compared to the same period in 1999. For the six months ended June 30, 2000, gross margin as a percentage of total revenues decreased to 41.4% from 43.8% in the same period of 1999 because the six months ended June 30, 1999 included a one-time royalty fee from Globespan related to the termination of an existing agreement and a one-time license fee from a third party for intellectual property relating to narrowband technology which did not reoccur during the first six months of 2000. Additionally, our competitively priced broadband products comprised a much higher percentage of our equipment sales in first six months of 2000 compared to the same period in 1999. Partially offsetting the above transactions, which resulted in an improvement to gross margin as a percentage of revenue for the first six months of 2000 versus 1999, was an increase in service revenue from the repair of product for one of our major customers and a decrease in our manufacturing costs due to our cost reduction efforts.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses increased $1.4 million, or 16%, to $10.5 million for the three months ended June 30, 2000 from $9.1 million in 1999. For the six months ended June 30, 2000, research and development expenses increased $2.2 million, or 12%, to $20.0 million compared to $17.8 million for the same period in 1999. These increases resulted primarily from costs associated with the increase in research and development personnel and engineering prototype supplies. The effects of these increases were partially offset by a decrease in professional fees related to engineering contractors. Much of the increase in research and development personnel expense was attributable to the April 14, 2000 acquisition of substantially all the assets of Control Resources Corporation (CRC) from P-Com, Inc. For the three months ended June 30, 2000, research and development expense as a percentage of total revenues, decreased to 13.9% from 17.2% in the same period of 1999 and for the six months ended June 30, 2000, the percentage decreased to 14.3% from 16.7% for the same period of 1999. These decreases are primarily attributable to the 43% and 31% increases in revenue during the three and six month periods, respectively.

SELLING, GENERAL AND ADMINISTRATIVE ("SG&A") EXPENSES. SG&A expenses increased $5.0 million, or 36%, to $18.8 million for the three months ended June 30, 2000 from $13.8 million for the three months ended June 30, 1999 and increased $6.3 million, or 23%, to $34.0 million for the six months ended June 30, 2000 from $27.7 million for the six months ended June 30, 1999. Most of the increases were due to increased advertising expenses (primarily joint advertising with a major customer associated with the sales of new products) in addition to increases in personnel and facilities related expenses and increases in travel related expenses, offset in part by decreases in expenses related to consignment of equipment to customers. SG&A expense as a percentage of revenue declined from 26.1% for the three months ended June 30, 1999 to 24.9% for the three months ended June 30, 2000 and from 25.9% for the six months ended June 30, 1999 to 24.3% for the six months ended June 30, 2000. These decreases were primarily attributable to the 43% and 31% increases in revenue during the three and six month periods, respectively.

AMORTIZATION OF INTANGIBLE ASSETS AND DEFERRED STOCK COMPENSATION. The amortization of intangible assets and deferred stock compensation increased to $376,000 for the three months ended June 30, 2000 from $135,000 for the same period in 1999 and increased to $452,000 for the six months ended June 30, 2000 from $135,000 for the first six months of 1999. Most of the increase resulted from the amortization of intangible assets acquired as a result of the purchase of CRC from P-Com in the second quarter of 2000. The amortization of deferred stock compensation is related to the granting of stock options to key employees at prices deemed to be below fair market value for financial reporting purposes.

INTEREST AND OTHER (INCOME) EXPENSE, NET. Interest and other (income) expense, net, improved by $1.2 million to $.6 million of income for the three months ended June 30, 2000, from $.6 million of expense for the same period in 1999 and improved by $.1 million to $1.9 million of income for the six months ended June 30, 2000, from $1.8 million of income for the same period in 1999. Interest and other (income) expense, net, is related to interest on notes payable and borrowings under lines of credit, interest on short term investments, foreign exchange gains and losses, and technology sales. These increases in income and decreases in expense were primarily attributable to an increase in interest income resulting from the investment of proceeds from the initial public offering (IPO) and a decrease in interest expense due to the retirement of debt using IPO proceeds, offset in part by a reduction in the amount of income received from the sale of patents.

PROVISION (BENEFIT) FOR INCOME TAXES. Provision for income taxes increased by $.9 million to $.6 million of provision for the three months ended June 30, 2000, from $.3 million of benefit for the same period in 1999 and increased by $.5 million to $1.7 million of provision for the six months ended June 30, 2000, from $1.2 million of provision for the same period in 1999. The effective tax rate used during the first six months of 1999 was 41%. The rate was reduced to 31% during the second half of 1999, primarily as a result of two events. First, we completed a secondary offering during the third quarter of 1999 that reduced Texas Pacific

Group's ownership below 50%, allowing us to take advantage of a tax credit for increased research spending. Second, legislation was passed during the fourth quarter of 1999 that extended that same tax credit from June of 1999 through June 2004. For the year 2000, we have kept the effective tax rate at 31%.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash used in operations for the six months ended June 30, 2000 totaled $14.3 million. Net income totaled $8.4 million after adjusting for non-cash impacting items such as depreciation, amortization and allowance for bad debts. Also contributing to cash provided from operations were increases in accounts payable totaling $20.6 million and other current liabilities totaling $6.3 million as a result of the timing of material receipts and invoices from vendors and increases in advertising related expenses. Decreases to cash from operating activities offsetting the above contributions included increases in receivables totaling $10.7 million and inventories totaling $37.1 million. The increase in accounts receivable is attributable to an 18% increase in revenues in the first half of 2000 over the second half of 1999 as well as timing of the revenue during the first half of 2000. The increase in inventories reflects management's decision to carry higher stocking levels. This decision was made as a result of several factors including: industry wide parts shortages, introduction of several new products in the first six months of 2000, increased demand for our products and the customer requirement for shorter order fulfillment cycle times.

         Net cash used in investing activities for the six months ended June 30, 2000 totaled $8.1 million. On April 14, 2000 we purchased substantially all the assets of CRC, a developer and manufacturer of broadband network access and service level management systems, for $7.8 million of which $3.1 million was paid in cash. A note, payable in cash or common stock (at our election), totaling $4.7 million was issued for the remainder of the purchase price. This note matures in September 2000. Capital expenditures in support of operations for the six months ended June 30, 2000 totaled $5.0 million. We anticipate that capital requirements for the remainder of the year will be in the $3.0 million to $3.5 million per quarter range.

         In June 2000, Paradyne and four financial institutions entered into a credit agreement under which we and each of the financial institutions agreed to provide funds to one of our major customers. We entered into this credit agreement in order to develop further our relationship with this valuable customer. Our portion of the credit agreement commitment is $25 million, carries market interest rates that are indexed off the prime/LIBOR rates, and is fully secured by virtually all the customer's assets. Additionally, the customer paid us a commitment fee in the amount of $750,000 that we will recognize over the term of the agreement. The customer must initially use any borrowings made under the credit agreement primarily to buy telecommunications equipment, although it is not obligated to buy this equipment from Paradyne. Currently, we do not anticipate that this customer will make any borrowings from us until the fourth quarter of 2000 at which time we estimate that the customer might borrow between $5 million and $10 million dollars from us. Although we cannot assure you that this customer will not borrow more money under the credit agreement, we believe that the amount indicated will not materially impact our cash flows. Further, it is our intent to pursue assignment of our commitment under the credit agreement to other financial institutions by the end of this calendar year.

         Net cash provided by financing activities totaled $4.6 million and resulted primarily from the exercise of stock options during the quarter.

         We had $45.1 million of cash and cash equivalents at June 30, 2000 representing a decrease of $17.8 million from $62.9 million at December 31,1999. Working capital increased $5.8 million from $86.4 million at December 31, 1999 to $92.2 million at June 30, 2000.

         Effective January 1, 2000, we extended our revolving line of credit facility with Bank of America until January 31, 2001, voluntarily reduced the facility to $30.0 million and reduced the unused line fee to 0.25% per annum. There were no borrowings under this facility during the first half of 2000.

         In connection with our efforts to obtain major new accounts we are often required to make commitments to purchase inventory prior to having approved purchase orders with customers due to the long lead times required for certain parts. These commitments can impact cash flow until the purchase order is approved, orders shipped, and cash collected. We cannot assure that we will be successful in obtaining sufficient purchase orders, shipments and collections in all cases, which could result in an increase in inventory levels and negatively impact cash flow in a particular quarter or quarters.

         We believe that our cash and cash equivalents, together with cash flows from operations and borrowings under the Bank of America line of credit facility, will be sufficient to meet our working capital needs for at least the next 12 months.


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


                                     PART II
                                OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS


         Our Registration Statement on Form S-1 (Registration No. 333-76385) was declared effective on July 15, 1999 and our initial public offering occurred on July 16, 1999. We received net proceeds of approximately $62,240,000 after deducting estimated underwriting discounts, commissions, and offering expenses. As of June 30, 2000, we had used approximately $31,000,000 of the net proceeds to repay all the outstanding indebtedness from revolving line of credit facility with Bank of America, to pay for certain capital expenditures, for working capital, and to fund the acquisition of CRC. We intend to use the remainder of the net proceeds for general corporate purposes, including working capital and additional capital expenditures. We are currently assessing the specific uses and allocations for these remaining funds.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         At the annual meeting of stockholders held on June 1, 2000, the following matters were brought before, voted upon and approved by the stockholders with the number of votes as indicated below:

1. A proposal to elect two directors to serve as Class I directors until the 2003 annual meeting of stockholders:

                                                For           Withheld Authority
                                            ----------        ------------------
         David Bonderman                    27,503,455             223,254
         Thomas E. Epley                    26,972,287             752,422

         The term of three Class II directors, Betsy A. Atkins, Keith B. Geeslin and Peter F. Van Camp, and three Class III directors, Andrew S. May, David M. Stanton and William R. Stensrud, did not expire at the annual meeting and each of them (with the exception of Ms. Atkins who has since resigned as a Class II director, as further described in Item 5 of this Quarterly Report of Form 10-Q) continue to serve as directors of Paradyne.

2. A proposal to approve an amendment to our Amended and Restated 1996 Equity Incentive Plan to increase the number of shares of common stock available for awards from 6,000,000 to 11,000,000 shares: there were 18,699,036 votes cast for approval of the amendment, 2,690,827 votes cast against approval of the amendment and 118,459 abstentions. There were no broker non-votes.

ITEM 5.  OTHER INFORMATION

         In May 2000, Betsy S. Atkins resigned as a Class II director of Paradyne. Ms. Atkins resigned for personal reasons and not due to any disagreement with Paradyne. Our board of directors will fill the Class II director vacancy created by Ms. Atkin's resignation as soon as reasonably practicable and once a suitable candidate is identified.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A)      EXHIBITS

         ITEM              DESCRIPTION
         ----              -----------
         10.1              Amendment to Amended and Restated 1996 Equity Incentive Plan
         27.1              Financial Data Schedule

(B)      REPORTS ON FORM 8-K

         We filed a Current Report on Form 8-K dated May 1, 2000 pursuant to Items 2 and 7 (Acquisition and Disposition of Assets), announcing that on April 14, 2000, we had completed the purchase of substantially all of the assets of Control Resources Corporation, a Delaware corporation and a wholly-owned subsidiary of P-Com, Inc. We also filed an amended Current Report on Form 8-K/A dated June 28, 2000 pursuant to Item 7 (Acquisition and Disposition of Assets), to include audited financial statements of Control Resources Corporation (A Carve-Out Entity of P-Com, Inc.) and the Unaudited Pro Forma Financial Statements of Paradyne Networks, Inc.


SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        Paradyne Networks, Inc.


         Date: August 14, 2000          /s/ Andrew S. May
                                        --------------------------------------
                                            ANDREW S. MAY
                                            Chief Executive
                                            Officer, and Director


                                        /s/ Patrick M. Murphy
                                        --------------------------------------
                                            Patrick M. Murphy
                                            Senior Vice President,
                                            Chief Financial Officer,
                                            Corporate Secretary and Treasurer
                                            (Principal Financial and Accounting
                                            Officer)