Form 10-Q
period 2000-09-30
PARADYNE NETWORKS INC
filed 2000-11-08
CIK 76174

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended September 30, 2000

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM ______________ TO _____________

                       Commission File Number: 000-26485
--------------------------------------------------------------------------------

                            PARADYNE NETWORKS, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                      75-2658219
-------------------------------                      -------------------
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

         The number of shares outstanding of the Registrant's Common Stock as of October 31, 2000 was 32,555,736.

                             PARADYNE NETWORKS, INC.
                     FOR THE PERIOD ENDED SEPTEMBER 30, 2000


                                     INDEX

                          PART I FINANCIAL INFORMATION

ITEM 1.           Financial Statements:
                  Condensed Consolidated Balance Sheets at September 30, 2000
                  and December 31, 1999                                                          1

                  Condensed Consolidated Statements of Income for the
                  Three and Nine Months Ended September 30, 2000
                  and September 30, 1999                                                         2

                  Condensed Consolidated Statements of Cash Flows for
                  the Nine Months Ended September 30, 2000 and
                  September 30, 1999                                                             3

                  Notes to Condensed Consolidated Financial Statements                           4

ITEM 2.           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                            6

ITEM 3.           Quantitative and Qualitative Disclosures about Market
                  Risk                                                                          10

                           PART II OTHER INFORMATION


ITEM  1.          Legal Proceedings                                                             11

ITEM  2.          Changes in Securities and Use of Proceeds                                     11

ITEM  5.          Other Information                                                             11

ITEM  6.          Exhibits and Reports on Form 8-K                                              12

SIGNATURES                                                                                      12

                                     PART I.
                              FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

                             PARADYNE NETWORKS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS EXCEPT SHARE AMOUNTS)

                                                                                      SEPTEMBER 30,     DECEMBER 31,
                                                                                           2000             1999
                                                                                        UNAUDITED
                                                                                      -------------     ------------
                                                ASSETS
Current assets:
  Cash and cash equivalents                                                            $  26,581         $  62,885
  Accounts receivable less allowance for doubtful accounts of $4,585 and $4,022           29,028            29,548
      at September 30, 2000 and December 31, 1999, respectively
  Income tax  receivables                                                                  7,500             2,010
  Inventories (Note 2)                                                                    46,858            13,252
  Prepaid expenses and other current assets                                                2,740             3,201

                                                                                       ---------         ---------
           Total current assets                                                          112,707           110,896

Property,  plant and equipment, less accumulated depreciation of $22,823 and              20,419            17,297
     $15,502 at September 30, 2000 and December 31, 1999, respectively
Other assets                                                                               9,278             2,292
                                                                                       ---------         ---------
           Total assets                                                                $ 142,404         $ 130,485
                                                                                       =========         =========

                           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                                     $  28,120         $   8,367
  Current portion of debt                                                                    490               434
  Payroll & benefit related liabilities                                                    9,038             7,887
  Other current liabilities                                                               20,073             7,857
                                                                                       ---------         ---------
          Total current liabilities                                                       57,721            24,545
Long term debt                                                                               287               256
                                                                                       ---------         ---------
          Total liabilities                                                               58,008            24,801

Stockholders' equity:
   Preferred stock, par value $.001; 5,000,000 shares authorized, none issued or outstanding
   Common stock, par value $.001; 60,000,000 shares authorized, 31,675,224 and
        30,835,511 shares issued and outstanding as of September 30, 2000 and
        December 31, 1999, respectively                                                       32                31
   Additional paid-in capital                                                            103,458            93,487
   Retained (deficit) earnings                                                           (17,232)           14,528
   Other equity adjustments                                                               (1,862)           (2,362)
                                                                                       ---------         ---------
          Total stockholders' equity                                                      84,396           105,684
                                                                                       ---------         ---------
          Total liabilities and stockholders' equity                                   $ 142,404         $ 130,485
                                                                                       =========         =========

      See accompanying Notes to Condensed Consolidated Financial Statements

                             PARADYNE NETWORKS, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                    UNAUDITED

                                                               THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                                   SEPTEMBER 30,                      SEPTEMBER 30,
                                                            -------------------------         ---------------------------
                                                              2000             1999              2000              1999
                                                            --------         --------         ---------         ---------
Revenues:
   Sales                                                    $ 54,960         $ 56,749         $ 192,700         $ 159,882
   Services                                                      716              897             2,804             1,788
   Royalties                                                      40              100               290             2,918
                                                            --------         --------         ---------         ---------
               Total Revenues                                 55,716           57,746           195,794           164,588

Cost of sales:
   Cost of sales (excluding provision for excess
     inventory and loss on purchase commitment)               36,048           31,592           118,130            91,657
   Provisions for excess inventory and loss on
     purchase commitment                                      34,931                             34,931
                                                            --------         --------         ---------         ---------
               Total cost of sales                            70,979           31,592           153,061            91,657
                                                            --------         --------         ---------         ---------

Gross margin                                                 (15,263)          26,154            42,733            72,931

Operating expenses:
   Research and development                                   10,262            9,068            30,285            26,903
   Selling, general & administrative                          12,151           13,932            46,192            41,590
   Amortization of intangible assets and
     deferred stock compensation                                 437            1,254               889             1,394
                                                            --------         --------         ---------         ---------
            Total operating expenses                          22,850           24,254            77,366            69,887
                                                            --------         --------         ---------         ---------

Operating income (loss)                                      (38,113)           1,900           (34,633)            3,044
Other (income) expenses:
   Interest, net                                                (432)            (375)           (2,049)              317
   Other, net                                                    119             (143)             (206)           (2,684)
                                                            --------         --------         ---------         ---------

Income (loss) before provision for income tax                (37,800)           2,418           (32,378)            5,411
Provision (benefit) for income tax                            (2,298)             551              (617)            1,786
                                                            --------         --------         ---------         ---------

Net income (loss)                                           $(35,502)        $  1,867         $ (31,761)        $   3,625
                                                            ========         ========         =========         =========

Weighted average number of common shares outstanding
   Basic                                                      31,661           30,666            31,506            27,638
   Diluted                                                    31,661           32,494            31,506            29,466
Earnings per common share
   Basic                                                    $  (1.12)        $   0.06         $   (1.01)        $    0.13
   Diluted                                                  $  (1.12)        $   0.06         $   (1.01)        $    0.12
Consolidated Statements of Comprehensive Income
   Net income (loss)                                         (35,502)           1,867           (31,761)            3,625
   Translation adjustments                                        16              (55)               26               439
                                                            --------         --------         ---------         ---------
   Comprehensive income                                     $(35,486)        $  1,812         $ (31,735)        $   4,064
                                                            ========         ========         =========         =========

     See accompanying Notes to Condensed Consolidated Financial Statements

                             PARADYNE NETWORKS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                    UNAUDITED

                                                                                             NINE MONTHS ENDED
                                                                                               SEPTEMBER 30,
                                                                                          2000              1999
                                                                                       ---------         ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
          Net Income (Loss)                                                            $ (31,761)        $   3,625
Adjustments to reconcile net income (loss) to cash provided by (used in)
          operating activities:
          Loss on purchase commitment                                                     11,378
          Reserve for Inventory write-off                                                 23,553
          Increase in allowance for bad debts                                                563               676
          Depreciation & Amortization (includes intangible asset and                       6,237             5,747
             deferred stock compensation of $1,043 and $1,848 respectively)
(Increase) decrease in assets
          Receivables                                                                       (723)            7,812
          Inventories                                                                    (52,598)           (2,234)
          Other Assets                                                                    (3,030)             (276)
Increase (decrease) in Liabilities                                                            --
          Accounts Payable                                                                 8,774            (3,828)
          Payroll Related                                                                   (470)              639
          Other Current Liabilities                                                       11,836              (101)
                                                                                       ---------         ---------
                    Net cash provided by (used in) operating activities                  (26,241)           12,060
                                                                                       ---------         ---------
Cash flows provided by (used in) investing activities
          Cash used to acquire net assets                                                 (7,596)
          Capital (Expenditures)/Retirements                                              (7,381)           (3,507)
          Proceeds from sale of Property, Plant and Equipment                                  3                26
                                                                                       ---------         ---------
                    Net cash (used in) investing activities                              (14,974)           (3,481)
                                                                                       ---------         ---------
Cash flows provided by (used in ) financing activities
          Net proceeds from stock transactions                                             4,830            65,765
          Borrowings/Repayment of line of credit & other short term obligations              (17)          (16,067)
          Borrowings under other debt obligations                                            534               388
          Repayments under other debt obligations                                           (462)             (379)
                                                                                       ---------         ---------
                    Net cash provided by financing activities                              4,885            49,707
                                                                                       ---------         ---------
Effect of foreign exchange rate changes on cash                                               26               439
                                                                                       ---------         ---------
Net increase (decrease) in cash and cash equivalents                                     (36,304)           58,725
                                                                                       ---------         ---------
Cash and cash equivalents at beginning of period                                          62,885             2,356
                                                                                       ---------         ---------
Cash and cash equivalents at end of period                                             $  26,581         $  61,081
                                                                                       =========         =========
Supplemental disclosure of cash flow information:
Non-cash transactions
          Stock issued for notes                                                       $    (635)        $   1,135
                                                                                       =========         =========
          Recoverable taxes related to stock option exercises                          $   5,291         $      --
                                                                                       =========         =========

      See accompanying Notes to Condensed Consolidated Financial Statements

                             PARADYNE NETWORKS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

2.       INVENTORY:

         Inventories at September 30, 2000 and December 31, 1999 are summarized as follows (in thousands):

                     SEPTEMBER 30,     DECEMBER 31,
                          2000             1999
                     -------------     ------------
Raw Materials          $  29,993        $  10,603
Work In Process            4,704            1,198
Finished Goods            12,161            1,451
                       ---------        ---------
                          46,858           13,252
                       =========        =========

         In September 2000, the Company recorded a provision for the writedown of inventory in the amount of $23,553 and a loss due to non-cancelable purchase commitments in the amount of $11,378. These charges were required because a few network service provider customers changed their plans for rolling out DSL services resulting in a significant reduction in demand.

3.       EARNINGS PER SHARE:

         The following table summarizes (in thousands, except per share data) the weighted average shares outstanding for basic and diluted earnings per share for the periods presented:

                                                               THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                                   SEPTEMBER 30,                      SEPTEMBER 30,
                                                            -------------------------         ---------------------------
                                                              2000             1999             2000              1999
                                                            --------         --------         ---------         ---------
Net Income (loss)                                           $(35,502)        $  1,867         $ (31,761)        $   3,625

Weighted average number of common shares outstanding
    Basic                                                     31,661           30,666            31,506            27,638
    Dilutive effect of stock options                              --            1,828                --             1,828
                                                            --------         --------         ---------         ---------
    Diluted                                                   31,661           32,494            31,506            29,466
                                                            --------         --------         ---------         ---------
Earnings per common share:
    Basic                                                   $  (1.12)        $   0.06         $   (1.01)        $    0.13
    Dilutive effect of stock options                        $     --         $     --         $      --         $   (0.01)
                                                            --------         --------         ---------         ---------
    Diluted                                                 $  (1.12)        $   0.06         $   (1.01)        $    0.12
                                                            --------         --------         ---------         ---------


4.       ACQUISITION:

          On April 14, 2000, the Company acquired substantially all of the assets of Control Resources Corporation (CRC) of Fair Lawn, NJ, a wholly owned subsidiary of P-Com, Inc. The accompanying Unaudited Condensed Consolidated Financial Statements include the results of operations for the acquired CRC business for the period April 15, 2000 through September 30, 2000. CRC is a developer and manufacturer of broadband network access and service level management systems. Under the terms of the agreement, the purchase price (excluding contingent consideration) was $7.6 million consisting of $3.1 million in cash and a note for $4.5 million, payable in cash or common stock. The full amount of the note was paid off in cash on September 15, 2000. The seller will also be due contingent consideration in the amount of $1.5 million in January 2001 because 2000 sales of products generated by the CRC business were on track to exceed the 2000 target, as of the end of October 2000. This contingent consideration will be accounted for as additional goodwill. The Company also granted options to purchase 207,000 shares of its common stock at a discount to CRC employees for future employment services to the Company. The acquisition has been accounted for under the purchase method of accounting, which will result in the recognition of approximately $7.6 million in intangible assets (after adding the $1.5 million contingent consideration), to be amortized over five years on a straight-line basis.

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

                                           NINE MONTHS ENDED
                                              SEPTEMBER 30,
                                       2000                  1999
                                  -------------         -------------
Revenue                           $ 199,150,000         $ 169,590,000
Net Income                          (32,402,000)            1,363,000
Diluted Earnings Per Share        $       (1.02)        $        0.05

5.       INCOME TAXES:

         The Company has currently projected a net operating loss for the year 2000 for income tax purposes of approximately $19 million, mainly resulting from the exercise of stock options. This operating loss will first be carried back to prior years, with any remaining amount being carried forward. As of September 30, 2000, the Company has a $14.8 million deferred tax asset, principally resulting from the large write-down of inventory and the loss due to non-cancelable purchase commitments. Due to the uncertainty of its ultimate realization, the Company has established a valuation reserve of $14.8 million against the net deferred tax asset as of September 30, 2000.

6.       ACCOUNTING RECLASSIFICATION:

         During the third quarter the Company made an accounting reclassification related to the Company's marketing development fund agreement with Rhythms Net Connections Inc., a major customer. Expenditures in the amount of $6.7 million were reclassified as contra-revenue instead of being classified as SG&A expenses. The Company made this reclassification because with the currently available information it was not clear that Rhythms would use these funds in such a way as to warrant presentation as marketing expenses. It appears to be more conservative to classify these expenditures as contra-revenue rather than marketing expenses due to the uncertainty in the final result.

7.       SUBSEQUENT EVENTS:

Securities Litigation

         In October 2000, following the Company's September 28, 2000 press release regarding contemplated third quarter results, several securities class action suits (collectively, the "Securities Actions") were filed against Paradyne and certain of its executive officers and its Chairman of the Board of Directors ("Defendants"). The suits allege that the Defendants, during the period September 28,1999 through September 28, 2000, fraudulently or recklessly inflated the market price of Paradyne's stock by erroneously reporting that Paradyne was performing well, that product demand was solid and that inventories were properly stated. The Securities Actions seek damages in an unspecified amount for the alleged inflated stock price during the class period. The Company believes the claims are without merit and intends to vigorously defend them, but the outcome cannot be predicted. Paradyne has engaged the law firm of Holland and Knight, LLP as its legal counsel in this litigation.

Broad-Based Stock Plan

         On November 1, 2000, Paradyne's Board of Directors adopted the 2000 Broad-Based Stock Plan (the "2000 Plan"), under which Paradyne is able to grant nonstatutory stock options, stock bonuses and rights to purchase restricted stock to eligible participants. No more than 40% of the total shares granted under the plan shall be granted to officers and directors. The total number of shares of Paradyne common stock that may be issued under the 2000 Plan is 4,000,000 shares. The Board of Directors of Paradyne adopted the 2000 Plan in order to retain the services of persons who are now employees or directors of, or consultants to, Paradyne; to secure and retain the services of new employees, directors and consultants; and to provide incentives for such persons to exert maximum efforts for the success of Paradyne and its affiliates.

         On November 2, 2000, options to purchase approximately 3,612,000 shares of Paradyne common stock were granted to employees under the 2000 Plan. Each of these stock options has an exercise price equal to $3.625 per share, and vest in accordance with the terms of the applicable stock option agreement.


ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and other sections of this Form 10-Q contains forward-looking statements that involve risks and uncertainties. These forward looking statements are made pursuant to the "safe-harbor" provisions of the Private Securities Litigation Reform Act of 1995 and are made based on management's current expectations or beliefs as well as assumptions made by, and information currently available to management. All statements regarding future events, our future financial performance and operating results, our business strategy and our financing plans are forward-looking statements. In many cases, you can identify forward-looking statements by terminology, such as "may," "will," "should," "expects," "intends," "plans," "anticipates,"

"believes," "estimates," "predicts," "potential," or "continue," or the negative of such terms and other comparable terminology. These statements are only predictions. Known and unknown risks, uncertainties and other factors could cause our actual results to differ materially from those projected in the forward-looking statements.

OVERVIEW

         We are a leading developer, manufacturer and distributor of broadband and narrowband network access products for network service providers ("NSPs") and business customers. We offer solutions that enable business class, service level managed, high-speed connectivity over the existing telephone network infrastructure and provide for cost-effective access speeds of up to 45 MBPS. We market and sell our products worldwide to NSPs and business customers through a multi-tier distribution system that includes direct sales, strategic partner sales, NSP sales and traditional distributor or value added reseller ("VAR") sales. We estimate that direct and indirect sales to, and services performed for, Lucent Technologies accounted for approximately 23% of our total revenues for the first nine months of 2000 versus 29% for the first nine months of 1999. Sales to Rhythms Net Connections Inc., an NSP, accounted for approximately 15% of our total revenue during the first nine months of 2000 versus 28% for the same period in 1999. Sales to Dreamline, Inc., also an NSP and a new customer for 2000, accounted for approximately 13% of our total revenue during the first nine months of 2000. A loss or a significant reduction or delay in sales to any of our major customers could materially and adversely affect our business, financial condition and results of operation.

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

         The information contained in this Form 10-Q is not a complete description of our business or the risks associated with an investment in us. Readers are referred to documents filed by Paradyne with the Securities and Exchange Commission, specifically our 1999 Form 10-K, which identify important risk factors that could cause actual results to differ from those contained in the forward-looking statements, some of which include: the uncertainty of litigation, including putative shareholder class actions; the uncertain acceptance of new telecommunications services based on DSL; the timing and amount of, or cancellation or rescheduling of, orders of Paradyne's products to existing and new customers; inability to sustain revenue growth or profitability; dependence on sales of access products to Lucent Technologies; rapid technological change could render our products obsolete; we are substantially dependent on NSPs, who may reduce or discontinue their purchase of products or services at any time; our dependence on only a few major customers for a substantial portion of our revenues exposes us to financial risks; we compete in highly competitive markets and competition could harm our ability to sell products and services; if we are unable to attract and retain key personnel and a skilled workforce, we may not be able to sustain or grow our business; our dependence on development relationships could threaten our ability to sell products; our reliance on international sales may make us susceptible to global economic factors, foreign tax law issues and currency fluctuations; our reliance on distributors and resellers; and our dependence on sole and single source suppliers which exposes us to potential supply interruption.


QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 1999

REVENUES. Total revenues decreased $2.0 million, or 4%, to $55.7 million for the quarter ended September 30, 2000 from $57.7 million for the same period in 1999. This decrease primarily results from a decrease in both narrowband and broadband product sales. Although our revenue only dropped slightly from the prior year, it decreased significantly from expected levels. A few of our NSP customers purchased significantly lower amounts of equipment than expected primarily due to changes in their business strategy or due to a reduction in available funds from the capital investment markets. Additionally, we made an accounting reclassification of $6.7 million related to co-marketing funds with a major customer, which resulted in a reduction in broadband revenue and an offsetting reduction in expense. The customer will utilize the co-marketing funds for a variety of programs. Because we cannot be sure what expenditures the customer will make, we cannot be sure the reimbursement will be classified as marketing expense versus contra-revenue. To be conservative, we have adjusted our accounting for this expenditure by treating it as contra-revenue. (For a further discussion of this accounting reclassification, see Note 6 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q.) As a percentage of total revenues, equipment sales were 98.6% of total revenues for the quarter ended September 30, 2000 and 98.3% of total revenues for the same period in 1999. Total revenues for the nine months ended September 30, 2000 increased $31.2 million, or 19%, to $195.8 million from $164.6 million for the first nine months of 1999. This increase is mostly attributable to significant increases in the sale of our broadband access products to new and existing customers. Most of this increase occurred in the first six months of the year as a few of our new customers purchased significant amounts of broadband product during the first six months of 2000 but significantly decreased their purchases in the third quarter of 2000. Equipment sales were 98.4% of total revenues for the nine months ended September 30, 2000 compared to 97.1% for the same period in 1999. This percentage increase was mostly due to lower royalty income during the first nine months of 2000 than the first nine months of 1999. The first nine months of 1999 included a one-time royalty fee from Globespan related to termination of an existing agreement and a one-time license fee from a third party for intellectual property relating to narrowband technology.

GROSS MARGIN. Gross margin decreased $41.4 million, or 158%, to a negative margin of $15.3 million for the three months ended September 30, 2000 from a positive margin of $26.1 million for the three months ended September 30, 1999 and decreased $30.2 million, or 41%, to $42.7 million for the nine months ended September 30, 2000 from $72.9 million for the nine months ended September 30, 1999. Several factors contributed to these decreases in gross margin. First, we recorded a large provision for excess inventory and loss on non-cancelable purchase commitments in the total amount of $34.9 million because a few of our NSP customers recently communicated to us that they would be purchasing significantly reduced levels of Paradyne equipment than they had previously forecasted because they had significantly changed their plans for rolling out DSL services. Secondly, as mentioned above, we made an accounting reclassification of $6.7 million, which resulted in a reduction of broadband revenue and marketing expenses. Gross margin as a percentage of total revenues decreased to a negative 27.4% for the three months ended September 30, 2000 from 45.3% in the same period of 1999 primarily as a result of the provision for excess inventory, the loss on non-cancelable purchase commitments and the accounting reclassification already mentioned. For the nine months ended September 30, 2000, gross margin as a percentage of total revenues decreased to 21.8% from 44.3% in the same period of 1999 because of the same factors contributing to the decrease for the quarter and also because the nine months ended September 30, 1999 included a one-time royalty fee from Globespan related to the termination of an existing agreement and a one-time license fee from a third party for intellectual property relating to narrowband technology which did not reoccur during the first nine months of 2000. Additionally, our competitively priced broadband products comprised a much higher percentage of our equipment sales in the first nine months of 2000 compared to the same period in 1999. Partially offsetting the above transactions and improving gross margin as a percentage of revenue for the first nine months of 2000 versus 1999, was an increase in service revenue from the repair of products for one of our major customers.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses increased $1.2 million, or 13%, to $10.3 million for the three months ended September 30, 2000 from $9.1 million for the same period in 1999. For the nine months ended September 30, 2000, research and development expenses increased $3.4 million, or 13%, to $30.3 million compared to $26.9 million for the same period in 1999. These increases resulted primarily from costs associated with the hiring of additional research and development personnel. The effects of these increases were partially offset by a decrease in professional fees related to engineering contractors. Much of the increase in research and development personnel expense was attributable to the April 14, 2000 acquisition of substantially all the assets of Control Resources Corporation (CRC) from P-Com, Inc. For the three months ended September 30, 2000, research and development expense as a percentage of total revenues, increased to 18.4% from 15.7% in the same period of 1999. This increase results principally from an overall increase in research and development expenses. For the nine months ended September 30, 2000, research and development expense as a percentage of total revenues decreased to 15.5% from 16.3% for the same period of 1999. This decrease is primarily attributable to the 19% increase in revenue during the nine months ended September 30, 2000.

SELLING, GENERAL AND ADMINISTRATIVE ("SG&A") EXPENSES. SG&A expenses decreased $1.8 million, or 13%, to $12.1 million for the three months ended September 30, 2000 from $13.9 million for the three months ended September 30, 1999 and increased $4.6 million, or 11%, to $46.2 million for the nine months ended September 30, 2000 from $41.6 million for the nine months ended September 30, 1999. Most of the decrease for the three months ended September 30, 2000 was due to a decrease in advertising expenses (primarily attributable to an accounting reclassification of expenditures related to joint advertising with a major customer) from SG&A expense to contra-revenue (see "Revenue" under Management's Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-Q for further information) in addition to a decrease in expenses related to consignment of equipment to customers, offset in part by increases in facilities expenses and corporate administrative expenses. The increase in expenses for the nine months ended September 30, 2000 mostly result from increases in advertising expense, increases in facilities and travel related expenses and increases in corporate administrative expenses, offset in part by decreases in expenses related to consignment of equipment to customers. SG&A expense as a percentage of total revenue declined from 24.1% for the three months ended September 30, 1999 to 21.8% for the three months ended September 30, 2000 and from 25.3% for the nine months ended September 30, 1999 to 23.6% for the nine months ended September 30, 2000. The decrease for the quarter was primarily attributable to reduced SG&A expenses resulting from the $6.7 million accounting reclassification to contra revenue, while the decrease for the nine months ended September 30, 2000 was primarily attributable to the 19% increase in total revenue.

AMORTIZATION OF INTANGIBLE ASSETS AND DEFERRED STOCK COMPENSATION. The amortization of intangible assets and deferred stock compensation decreased from $1.3 million for the three months ended September 30, 1999 to $437,000 for the three months ended September 30, 2000 and decreased from $1.4 million for the nine months ended September 30, 1999 to $889,000 for the same period in 2000. The amortization of intangible assets is attributable to goodwill and acquired work force that resulted from the purchase of substantially all of the assets of CRC from P-Com in the second quarter of 2000. The amortization of deferred stock compensation is related to the granting of stock options to key employees at prices deemed to be below fair market value for financial reporting purposes. The decreases in amortization for both the three and nine months ended September 30, 2000 result from a large decrease in the amortization of deferred stock compensation offset in part by an increase in amortization of intangible assets.

INTEREST AND OTHER (INCOME) EXPENSE, NET. Interest and other (income) expense, net, decreased by $200,000 from $500,000 of income for the three months ended September 30, 1999 to $300,000 of income for the three months ended September 30, 2000 and decreased by $100,000 from $2.4 million of income for the nine months ended September 30, 1999 to $2.3 million of income for the same period in 2000. Interest and other (income) expense, net, is related to interest on notes payable and borrowings under lines of credit, interest on short term investments, foreign exchange gains and losses, and technology sales. These increases in income and decreases in expense were primarily attributable to an increase in interest income resulting from the investment of proceeds from the initial public offering (IPO) and a decrease in interest expense due to the retirement of debt using IPO proceeds, offset in part by a reduction in the amount of income received from the sale of patents.

PROVISION (BENEFIT) FOR INCOME TAXES. Benefit for income taxes increased by $2.8 million to $2.3 million of benefit for the three months ended September 30, 2000, from $500,000 of provision for the same period in 1999 and increased by $2.4 million to $600,000 of benefit for the nine months ended September 30, 2000, from $1.8 million of provision for the same period in 1999. The effective tax rate used during the first nine months of 1999 was 33%. Because of the loss incurred during the quarter ended September 30, 2000 which will result in a loss for the year 2000, the income tax provisions recorded in prior quarters were reversed. Additionally, we reversed the net deferred tax liability on our books resulting in a tax benefit for the nine months ended September 30, 2000.


LIQUIDITY AND CAPITAL RESOURCES

         Net cash used in operations for the nine months ended September 30, 2000 totaled $26.2 million. Adjusting net income for non-cash impacting items, including a $23.6 million reserve for inventory write off and an $11.4 million loss on purchase commitments, as well as depreciation, amortization and allowance for bad debts, results in a positive cash flow of $10 million. Also contributing to cash provided from operations were increases in accounts payable totaling $8.8 million and other current liabilities totaling $11.8 million primarily as a result of the timing of material receipts from vendors and increased co-marketing expenditures. Decreases to cash from operating activities offsetting the above contributions were principally driven by a $52.6 million increase in inventory. The increase in inventory reflects management's decision to carry higher stocking levels. This decision was made as a result of several factors including: long lead time for purchasing raw materials, industry wide shortages of raw materials needed to build Paradyne products, introduction of several new Paradyne products in the first nine months of 2000, and customer demand for shorter intervals of time between receiving orders and shipping the product. Much of this inventory has been reserved for in the $23.6 million inventory write off discussed above, reflecting the fact that a few network service provider customers have communicated to us that they will not be deploying the amount of equipment that they had previously forecasted.

         Net cash used in investing activities for the nine months ended September, 2000 totaled $15 million. On April 14, 2000 Paradyne purchased substantially all the assets of CRC, a developer and manufacturer of broadband network access and service level management systems, for $7.6 million, of which $3.1 million was paid in cash. A note, payable in cash or common stock, totaling $4.5 million was issued for the remainder of the purchase price. This note was paid in cash on September 15, 2000. It is also expected that the seller will be due contingent consideration of $1.5 million in January of 2001 because 2000 sales of products generated by the CRC business were on track to exceed the 2000 target, as of the end of October 2000. Capital expenditures in support of operations for the nine months ended September 30, 2000 totaled $7.4 million. We anticipate that capital requirements for the remainder of the year 2000 will be in the $2.0 million to $3.0 million range.

         In June 2000, Paradyne and four financial institutions entered into a credit agreement under which we and each of the financial institutions agreed to provide funds to one of our major customers. We entered into this credit agreement in order to develop further our relationship with this valuable customer. Our portion of the credit agreement commitment is $25 million, carries market interest rates that are indexed off the prime/LIBOR rates, and is fully secured by virtually all of the customer's assets. Additionally, the customer paid us a commitment fee in the amount of $750,000. The customer must initially use any borrowings made under the credit agreement primarily to buy telecommunications equipment, although it is not obligated to buy this equipment from Paradyne. As of October 31, 2000, the customer has not made any borrowings from us, however, we believe that the customer will make borrowings from us in the fourth quarter of 2000 of between $2 million and $3 million dollars. We cannot assure you that this customer will not borrow more money under the credit agreement. It is our intent to pursue assignment of our commitment under the credit agreement to other financial institutions. Our success in assigning our commitment will depend on the availability of adequate sources of funding within the credit market.

         Net cash provided by financing activities totaled $4.9 million and resulted primarily from the exercise of stock options during the quarter.

         We had $26.6 million of cash and cash equivalents at September 30, 2000 representing a decrease of $36.3 million from $62.9 million at December 31,1999. Working capital decreased $31.4 million from $86.4 million at December 31, 1999 to $55.0 million at September 30, 2000.

         Effective January 1, 2000, we extended our revolving line of credit facility with Bank of America until January 31, 2001, voluntarily reduced the facility to $30.0 million and reduced the unused line fee to 0.25% per annum. There were no borrowings under this facility during the first nine months of 2000.

         In connection with our efforts to obtain major new accounts we are often required to make commitments to purchase inventory prior to having approved purchase orders with customers due to the long lead times required for certain parts. These commitments can impact cash flow until the purchase order is approved, orders shipped, and cash collected. We can offer no assurance that we will be successful in obtaining sufficient purchase orders, shipments and collections in all cases, which could result in an increase in inventory levels and negatively impact cash flow in a particular quarter or quarters.

         Our line of credit facility with Bank of America will expire on January 31, 2001. Subject to our ability to renegotiate a new line of credit with the bank or to extend the existing line of credit, and subject to currently unknown cash needs that may arise in the future, we believe that our cash and cash equivalents, together with cash flows from operations and borrowings under the Bank of America line of credit facility, will be sufficient to meet our working capital needs for the next 12 months. If we are unable to renegotiate or extend the existing line of credit with Bank of America, we believe that there are other financing sources available to us on commercially reasonable terms, including credit facilities with other lenders.


RECENT TRENDS AND DEVELOPMENTS

         Recently, there have been decreases in spending on networking equipment among smaller communications companies including competitive local exchange carriers ("CLECs"). Some companies are beginning to change their build-out strategies amid increased competition and, some companies are experiencing decreases in funds available from the capital investment markets. Principally because of the reduced level of spending, in late September 2000 we lowered our forecast for revenue over the next several quarters.

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

         We have been successful in transitioning our computer systems and equipment to the Year 2000. Although we believe that we have implemented a comprehensive plan for addressing the Year 2000 problem, we cannot be certain that these Year 2000 compliance efforts will be completely successful for the remainder of the year 2000 and beyond. Nonetheless, we have not experienced, and we do not anticipate, any significant problems related to the transition to the Year 2000. Furthermore, we do not anticipate any significant expenditure in the future related to Year 2000 compliance.

INFLATION

         Because of the relatively low levels of inflation experienced in 1999 and 2000 to date, inflation did not have a significant effect on our results in such periods.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We do not engage in investing in or trading market risk sensitive instruments. We also do not purchase, for investing, hedging, or for purposes "other than trading," instruments that are likely to expose us to market risk, whether interest rate, foreign currency exchange, commodity price or equity price risk, except as noted in the following paragraph. We have not entered into any forward or futures contracts, purchased any options or entered into any interest rate swaps. Additionally, we do not currently engage in foreign currency hedging transactions to manage exposure for transactions denominated in currencies other than U.S. dollars.

         If we were to borrow from our revolving line of credit facility with Bank of America, we would be exposed to changes in interest rates. We are also exposed to changes in interest rates from investments in some held-to-maturity securities. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes.


                                     PART II
                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Following Paradyne's September 28, 2000 press release regarding contemplated third quarter results, several securities class action suits (collectively, the "Securities Actions") against Paradyne; Andrew May, Paradyne's Chief Executive Officer and President; Patrick Murphy, Paradyne's Chief Financial Officer and Senior Vice President; and Thomas Epley, Paradyne's Chairman of the Board (collectively, the "Defendants") were filed in October 2000 in the United States District Court for the Middle District of Florida, Tampa Division. Plaintiffs include the following stockholders: Steven Barrios, Hayes Ho, Jacob Turner, Robert Preston, Ron Walker, Jerold B. Hoffman and Amy K. Hoffman. The Securities Actions allege violations by the Defendants of the securities anti-fraud provisions of the federal securities laws, specifically Section 10(b) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. The Securities Actions further allege that the individual defendants May, Murphy and Epley are liable under Section 20(a) of the Securities Exchange Act as "control persons of Paradyne". The plaintiffs purport to represent a class of investors during a purported class period of September 28, 1999 through September 28, 2000 and allege, in effect, that the Defendants during that time, through material misrepresentations and omissions, fraudulently or recklessly inflated the market price of Paradyne's stock by allegedly erroneously reporting that Paradyne was performing well, that its inventories were properly stated, and that its customer base and product demand were solid. The Securities Actions seek damages under the fraud-on-the-market theory in an unspecified amount for the purported class for the alleged inflated amount of the stock price during the class period. The Defendants believe the claims are without merit and intend to vigorously defend them, although they cannot predict the outcome. Paradyne has engaged the law firm of Holland and Knight, LLP as its legal counsel in this litigation.



ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         Our Registration Statement on Form S-1 (Registration No. 333-76385) was declared effective on July 15, 1999 and our initial public offering commenced on July 16, 1999. We received net proceeds of approximately $62,240,000 after deducting estimated underwriting discounts, commissions, and offering expenses. As of September 30, 2000, we had used approximately $42,700,000 of the net proceeds to repay all the outstanding indebtedness from revolving line of credit facility with Bank of America, to pay for certain capital expenditures, for working capital, and to fund the acquisition of CRC. We intend to use the remainder of the net proceeds for general corporate purposes, including working capital and additional capital expenditures.



ITEM 5.  OTHER INFORMATION

         On November 1, 2000, Paradyne's Board of Directors adopted the 2000 Broad-Based Stock Plan (the "2000 Plan"), under which Paradyne is able to grant nonstatutory stock options, stock bonuses and rights to purchase restricted stock to eligible participants. The total number of shares of Paradyne common stock that may be issued under the 2000 Plan is 4,000,000 shares. The Board of Directors of Paradyne adopted the 2000 Plan in order to retain the services of persons who are now employees or directors of, or consultants to, Paradyne; to secure and retain the services of new employees, directors and consultants; and to provide incentives for such persons to exert maximum efforts for the success of Paradyne and its affiliates. No more than 40% of the total shares subject to stock awards granted under the 2000 Plan may be granted to officers or directors of Paradyne.

         As a result of a decline in the market price of Paradyne's common stock since the date of grant of certain options under the Paradyne Networks, Inc. Amended and Restated 1996 Equity Incentive Plan (the "1996 Plan"), many outstanding options are exercisable at prices that far exceed the current market price of Paradyne's common stock, thereby substantially impairing the effectiveness of such options as performance incentives. Accordingly, consistent with Paradyne's philosophy of using equity incentives to motivate and retain management and employees, Paradyne's Board of Directors and certain of its committees decided to grant additional options priced at the current fair market value of Paradyne's common stock. In November 2000, prior to the date of this Form 10-Q, options to purchase approximately 594,000 shares of Paradyne common stock were granted to employees under the 1996 Plan, and approximately 3,612,000 shares of Paradyne common stock were granted to employees under the 2000 Plan. Each of these stock options has an exercise price equal to $3.625 per share, and vest in accordance with the terms of the applicable stock option agreement.

         A copy of the 2000 Plan is included as Exhibit 10.1 to this Form 10-Q. The foregoing description of the 2000 Plan does not purport to be complete and is qualified in its entirety by reference to the 2000 Plan, which is hereby incorporated herein by reference.


ITEM 6.   EXHIBITS AND REPORTS ON FORM-K

(A)      EXHIBITS

         ITEM     DESCRIPTION
         ----     -----------
         10.1     Paradyne Networks, Inc. 2000 Broad-Based Stock Plan
         10.2     Credit Agreement among Connectsouth Holdings, Inc.,
                  Connectsouth Communications, Inc. and the Lenders Party
                  Hereto, First Union Investors, Inc., Bank of America, N.A.,
                  and Morgan Stanley Senior Funding, Inc.
         27.1     Financial Data Schedule (for SEC use only)



                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           Paradyne Networks, Inc.


         Date: November 8, 2000       /s/  Andrew S. May
                                           ------------------------------------
                                           Andrew S. May
                                           Chief Executive
                                           Officer, and Director


                                      /s/  Patrick M. Murphy
                                           ------------------------------------
                                           Patrick M. Murphy
                                           Senior Vice President,
                                           Chief Financial Officer,
                                           Corporate Secretary and Treasurer
                                           (Principal Financial and Accounting
                                           Officer)