Form 10-K405
period 2000-12-31
PARADYNE NETWORKS INC
filed 2001-04-02
CIK 76174

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE YEAR ENDED DECEMBER 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE TRANSITION PERIOD FROM __________ TO ___________


                        COMMISSION FILE NUMBER: 000-26485


                             PARADYNE NETWORKS, INC.
             ------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                                    DELAWARE
                 ----------------------------------------------
                 (STATE OR OTHER JURISDICTION OF INCORPORATION)


                                   75-2658219
                      ------------------------------------
                      (I.R.S. EMPLOYER IDENTIFICATION NO.)


                                8545 126TH AVENUE
                           NORTH LARGO, FLORIDA 33773
                    ----------------------------------------
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)


                                 (727) 530-2000
              ----------------------------------------------------
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)


           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                      NONE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                          COMMON STOCK, $.001 PAR VALUE
                          -----------------------------
                                (TITLE OF CLASS)

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of the registrant's common stock held by non-affiliates of the registrant was approximately $28,057,220 at March 26, 2001, based on the closing sale price of $1.56 per share for the common stock on such date on the Nasdaq National Market.

         The number of shares of the registrant's common stock outstanding at March 26, 2001 was 32,525,443.

                       Documents Incorporated by Reference

None

================================================================================

                            PARADYNE NETWORKS, INC.
                           Annual Report on Form 10-K
                  For the Fiscal Year Ended December 31, 2000

                               Table of Contents

 ITEM                                                                                              PAGE
NUMBER                                                                                             NUMBER
- ------                                                                                             ------
                                                 PART I

1.       Business                                                                                   1

2.       Properties                                                                                18

3.       Legal Proceedings                                                                         18

4.       Submission of Matters to a Vote of Security Holders                                       19

                                                 PART II

5.       Market for the Registrant's Common Equity and Related Stockholder
         Matters                                                                                   19

6.       Selected Consolidated Financial Data                                                      20

7.       Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                                     22

7A.      Quantitative and Qualitative Disclosures About Market Risk                                37

8.       Financial Statements and Supplementary Data                                               37

9.       Changes in and Disagreements with Accountants on Accounting and
         Financial Disclosure                                                                      38

                                                PART III

10.      Directors and Executive Officers of the Registrant                                        38

11.      Executive Compensation                                                                    41

12.      Security Ownership of Certain Beneficial Owners and Management                            45

13.      Certain Relationships and Related Transactions                                            47

                                                 PART IV

14.      Exhibits, Financial Statements, Financial Statement Schedules,
         and Reports on Form 8-K                                                                   49

                                     PART I

ITEM 1. BUSINESS

         We believe that it is important to communicate our plans and expectations about the future to our stockholders and to the public. Some of the statements in this report are forward-looking statements about our plans and expectations of what may happen in the future, including in particular the statements about our plans and expectations under the headings "Item 1. Business" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in this report. Statements that are not historical facts are forward-looking statements. These forward-looking statements are made pursuant to the "safe-harbor" provisions of the Private Securities Litigation Reform Act of 1995. You can sometimes identify forward-looking statements by our use of forward-looking words like "may," "will," "should," "expects," "intends," "plans," "anticipates," "believes," "estimates," "predicts," "potential," or "continue" or the negative of these terms and other similar expressions.

         Although we believe that the plans and expectations reflected in or suggested by our forward-looking statements are reasonable, those statements are based only on the current beliefs and assumptions of our management and on information currently available to us and, therefore, they involve uncertainties and risks as to what may happen in the future. Accordingly, we cannot guarantee you that our plans and expectations will be achieved. Our actual results and stockholder values could be very different from and worse than those expressed in or implied by any forward-looking statement in this report as a result of many known and unknown factors, many of which are beyond our ability to predict or control. These factors include, but are not limited to, those contained in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-Risk Factors Which May Impact Future Operating Results" and elsewhere in this report. All written and oral forward-looking statements attributable to us are expressly qualified in their entirety by these cautionary statements.

         Our forward-looking statements speak only as of the date they are made and should not be relied upon as representing our plans and expectations as of any subsequent date. While we may elect to update or revise forward-looking statements at some time in the future, we specifically disclaim any obligation to do so, even if our plans and expectations change.

         This Form 10-K includes trademarks, servicemarks and trade names of other companies.

OVERVIEW

         We are a leading developer, manufacturer and distributor of broadband network access products for network service providers, commonly referred to as NSPs, and business customers. We operate in a single business segment. We offer solutions that enable high-speed connectivity over the existing telephone network infrastructure and provide for cost-effective access speeds of up to 45 megabits per second, or Mbps. NSPs use our broadband products to enable high-speed connections from the central office to the customer premise. Moreover, our broadband products enable NSPs to more efficiently provide network access services by allowing a high level of management, monitoring and control over network access equipment and circuits. Business customers use our broadband products for high-speed connection of voice and data communications to connect their employees to corporate wide area networks and to the internet using both public and private services provided by NSPs. Our products are designed for easy installation by NSPs and end users, significantly reducing the need for installation by an onsite service technician, thereby reducing costs for network access. We believe that demand for high-speed, broadband transmission will continue to increase as more business and residential users find narrowband access technologies inadequate to meet their high-bandwidth requirements. We strive to meet that demand in the broadband access market by focusing our products on next generation digital subscriber line, or DSL, service level management, and other broadband access products.

         We operate our business through our wholly-owned subsidiary, Paradyne Corporation. Paradyne Corporation was originally incorporated in Delaware in 1969, acquired by AT&T in 1989 and spun out of AT&T as part of Lucent Technologies in 1996. In July 1996, a limited partnership controlled by Texas Pacific Group acquired Paradyne Corporation and formed Paradyne Acquisition Corp. as a holding company. Paradyne Acquisition Corp. changed its name to Paradyne Networks, Inc. in June 1999.

         We have a long history of technological innovation. As of the end of 2000, we had been issued over 250 U. S. patents, hold over 185 patents and have over 95 U. S. patent applications pending. Our equipment has been sold to over 50% of the Fortune 500(R) companies. We estimate that sales to NSPs represented approximately 78% of our total revenues in 2000. With our reputation and history as a supplier of access solutions to a large customer base, we believe that we are well positioned to provide broadband access solutions to NSPs and business customers as they upgrade their networks.

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

         Global regulatory changes are increasing the number of competitors in the access portion of the network and are further accelerating the need for NSPs to upgrade their networks and increase their service offerings. Internationally, a number of developed and developing nations have privatized their state-owned telecommunications monopolies and opened their markets to new NSPs. New competitors in these markets include competitive local exchange carriers, often called CLECs, Internet service providers, satellite operators, cable operators and electric utilities. For example, cable operators are already beginning to provide data transmission services to customers by leveraging the high bandwidth capabilities of their coaxial cable based infrastructure. This increase in competition for the access portion of the network is also helping to facilitate the transition from narrowband to broadband access over the last mile.

         Much of our DSL business has been based on the build-out of new infrastructure by emerging CLECs. In the later half of 2000, we saw a general pull back of investments in the US CLEC markets. In general, we believe that capital funding still exists for companies with sound business plans, however we anticipate a potentially substantial decrease in capital spending which could adversely affect our revenue projections from this market segment. In addition, there is a risk that broader market concerns could affect our opportunities with emerging international carrier markets.

         New digital technologies have been introduced to increase the speed and quality of digital transmission over the copper wire infrastructure, or local loop, in the last mile and provide alternative means of accessing the network backbone. The increased speed, lower transmission cost, higher reliability and quality of digital networks are better suited for transmitting the increased level of enhanced voice and high-speed data traffic that now must pass over the last mile. NSPs have begun to aggressively install higher-speed, digital broadband transmission technologies, such as DSL, in the last mile. According to research data compiled by Vertical Systems, the worldwide number of DSL connections is expected to grow from 1.9 million in 2000 to 16.6 million by 2003. At an average price of $300 per line, that would require approximately $5 billion in DSL equipment to support this volume of connections.

         NSPs have deployed various narrowband and broadband technologies across customers' wide area networks in order to provide cost-effective access solutions for their customers. Demand for high-speed access services has increased and more protocols have emerged to facilitate the connections of business customers to NSPs' network backbones. Protocols are computer languages that allow two or more communications devices, such as modems, to communicate with one another. These protocols include Internet Protocol, commonly referred to as IP, Frame Relay, asynchronous transfer mode, commonly referred to as ATM, integrated services digital network, commonly referred to as ISDN and others. When networks must support multiple protocols, network management is more difficult because many protocols are being used simultaneously and the network management devices must decipher each protocol. The proliferation of protocols makes the provisioning and management of high-speed access technologies and services increasingly difficult. As a result, NSPs are required to operate and maintain hybrid networks comprised of recently adopted new technologies and existing installed equipment.

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

BUSINESS OBJECTIVE AND STRATEGY

         Our objective is to maintain and build upon our position as one of the leaders in the broadband access market by focusing on next generation DSL solutions, conventional copper broadband solutions and SLM solutions. Key elements of our strategy include:

CONTINUE TO DEVELOP INNOVATIVE BROADBAND TECHNOLOGY AND SYSTEM SOLUTIONS

         We will continue to focus on providing innovative, cost-effective broadband access solutions that improve communications over the traditional copper telephone wire infrastructure for NSPs and business customers. Sales of broadband equipment represented approximately 77% of our total 2000 Equipment Sales revenues for 2000. We believe that our internally developed technologies play a key role in differentiating our products from those of our competitors. We have been issued over 250 U. S. patents, hold over 185 patents and have over 95 U. S. patent applications pending and we expect many of these patents and patent applications will contribute to the development of new technologies and systems. In addition, we will continue to collaborate with technology partners to facilitate the development of competitive products, as we have previously done with NetScout, Lucent and others. Our DSL technological innovations include our Multiple Virtual Line (MVL) technology which was further enhanced and brought to market last year in the form of our Hotwire ReachDSL products. Our ReachDSL transceiver technology, which is the core building block of our Hotwire ReachDSL products has demonstrated superior loop reach and ease of installation over alternative DSL technologies. We believe this technology will continue to allow us to provide differentiated solutions which provide our NSP customers with greater market coverage to more customers and lower installation costs than alternative products. Our SLM technology innovations have been implemented in our FrameSaver, NextEdge and OpenLane products. We intend to enhance our Hotwire DSL solutions with higher port densities, additional interoperable customer premises equipment capabilities and additional features for our DSL access multiplexer, commonly referred to DSLAM. Higher port densities will allow more modems to be deployed in one DSLAM which lowers the cost of deploying a DSL port. The cost is lowered because more ports can share the common cost of the DSLAM chassis and power supplies and because customers can put more ports in the same amount of shelf space. In order to increase customer premises equipment capabilities, we intend to interoperate with products that allow customers to perform many functions over their DSL network. These products could allow voice and data to share the DSL network, streaming audio and video over a DSL network, or special protocols to be transmitted over a DSL network. In order to create additional features for our DSLAM we plan to continue to develop new versions of both hardware and software to support new requirements from our customers. Further, we have integrated our FrameSaver SLM technology into additional platforms, including those that support DSL and asynchronous transfer mode. These new SLM DSL products will enable service providers to offer higher profit business networking to branch offices and expand their services beyond the commodity internet access markets. As our customers continue to expand their DSL networks into the application space of conventional broadband networks, we believe our technological leadership and products provide Paradyne with a competitive advantage.

CONTINUE TO CAPITALIZE ON GLOBAL BUILDOUT OF DSL INFRASTRUCTURE

         Revenues from worldwide sales of DSL equipment are projected by industry sources to increase from $600 million in 2000 to more that $2.3 billion by 2002. To capitalize on this projected growth, we intend to continue to pursue "design wins" from NSPs that are offering or plan to offer DSL services. A "design win" is achieved when an NSP adopts Paradyne products as one of a limited number of DSL platforms for its central office or private network deployment. A typical NSP buildout includes DSLAMs in an NSP's central office, resulting in an installed base into which Paradyne will be well positioned to sell DSL line-cards for the DSLAMs and DSL customer premises equipment for the end user. Since the third quarter of 1997, Paradyne has shipped over 13,000 DSLAMs with a capacity of more than 3.2 million lines. Some of our current DSL customers include CFW/NTELOS Comm, Guangdong PTA, Fibernet (UK), Beijing Telecom, Cavalier Telecom, Rhythms, TDS Telecom, Choice One and Tunisia Telecom. We will continue to focus on increasing our number of design wins with new NSPs as well as maintain our existing relationships with NSPs who have awarded us design wins in the past. We plan to increase our efforts to penetrate the emerging DSL markets outside of the US. These markets represent greater opportunities in 2001 than they have in the past as many countries throughout Europe in particular plan to open up to competitive network service providers. We also intend to continue to produce a variety of DSL line-cards and develop or interoperate with innovative DSL customer premises equipment to handle the diverse needs of our NSP customers. We intend to deliver DSL solutions which improve the profitability of our NSP customers by avoiding the hidden costs associated with many DSL technologies, such as incremental unbudgeted truck rolls, and by providing business grade solutions that will allow our customers to expand their services beyond basic internet access.

INCREASE WORLDWIDE DEPLOYMENT OF FRAMESAVER AS PART OF OUR NSP/ SLM SOLUTIONS

         NSPs are enhancing their service offerings by providing intelligent devices such as certain of our FrameSaver products that provide NSPs with the diagnostic instrumentation to remotely diagnose and isolate the source of network performance issues. As a result, NSPs are able to provide higher uptime services, with lower costs of operations. In addition, NSPs are offering service level agreements for their Frame Relay and asynchronous transfer mode business customers. Service level agreements are put in place between an NSP and the NSP's customer to document how the NSP and the customer expect the service to operate. If the service does not operate as specified, then there is typically some type of remedy. An example might be that the service is supposed to be available 24 hours a day, 365 days a year. If the service is not available for one of those days, then the NSP might be required to reimburse the customer for one day's worth of charges. We believe that as service level agreements become more widely adopted, NSPs and end user customers will increasingly require SLM solutions and, therefore, NSPs will be required to incorporate these solutions in their networks. We intend to focus on further integrating FrameSaver as part of our existing NSP customers' service level agreement solutions and obtaining additional FrameSaver design wins from new NSPs. Currently, AT&T, SBC (formerly Ameritech), Intermedia, BroadWing (formerly IXC), MCI WorldCom, Verizon (formerly GTE) and Sprint offer FrameSaver solutions to their customers. In addition, we intend to work with leading Frame Relay NSPs and DSL CLECs to deploy lower cost Frame Relay and Virtual Private Network (VPN) solutions using our FrameSaver DSL solutions. These solutions offer dramatic reductions in costs associated with the access networks. In addition, the Frame Relay over DSL solutions reduce the Frame Relay NSPs backbone costs by consolidating the number of access lines terminated on a common Frame Relay switch. These cost reductions offer increased opportunities to improve margins and increase service rates among the existing Frame Relay customers. They also offer the opportunity for NSPs to migrate the large number of business applications from lower end alternative services such as ISDN, satellite and dial up connections which presents an opportunity to expand the addressable market.

FOCUS ON PRODUCT SALES TO AND THROUGH NSPS

         We intend to continue focusing on NSPs that deploy DSL and Frame Relay voice and data services to capitalize on the increased demand for such services. Over the past four years, our sales to NSPs have increased as a result of the efforts of our worldwide NSP direct sales force. We estimate that approximately 78% of our total revenues in 2000 were generated from sales to NSPs. We intend to focus the efforts of our direct sales force on maintaining and increasing sales within our current NSP customer base as well as attracting new NSPs.

LEVERAGE FORTUNE 500(R) CUSTOMER BASE AS THEY UPGRADE THEIR NETWORKS TO
BROADBAND

         We intend to leverage our installed base of Fortune 500(R) companies and other businesses that have purchased our narrowband products and conventional broadband products. Many of these customers have deployed networks including a combination of our narrowband and broadband solutions, and we expect that over the next few years many of these companies will upgrade their networks with additional broadband solutions. We believe that our existing customers prefer to buy our broadband products as a result of the ability to integrate our products into their existing networks more efficiently than the products of our competitors.

PRODUCTS AND TECHNOLOGIES

         We develop, manufacture and distribute an extensive line of broadband network access products and technologies. Sales of broadband products represented approximately 77% of our total equipment sales revenue in 2000. In addition, we provide systems that allow business customers and NSPs to have a high level of management, monitoring and control over their network access equipment and circuits. Although advanced network management systems are an important aspect of our products and technology, they have not been a material aspect of our sales revenue generation. The table below includes a summary of our principal products. A further description of these products follows the table.

PRODUCT                             DESCRIPTION                                           APPLICATION
- -------                             -----------                                           -----------

BROADBAND SOLUTIONS

Hotwire DSLAM                       A DSL access multiplexer chassis                      Typically resides inside an NSPs
                                    that houses different line cards                      central office
                                    supporting a variety of DSL                           and terminates many DSL lines
                                    technologies which enable a variety                   and aggregates them into a high-
                                    of access services, including the                     speed connection to a network
                                    ability to support line cards that                    backbone.
                                    support between four and 24 ports
                                    per card.

Hotwire ADSL/G.lite                 Consists of:                                          The card in the DSLAM and the
                                    - A line card that fits inside the                    endpoint create a high speed
                                    DSL access                                            packet connection operating at
                                    multiplexer, or DSLAM, and                            transmission rates up to 8
                                    supports asymmetric digital                           megabits per second over a two
                                    subscriber line, or ADSL,                             wire telephone line. Also allows
                                    technologies that operate at the                      voice to be transmitted at the same
                                    highest possible speed based on                       time data is being transmitted and
                                    the quality of the telephone line,                    allows business partners to provide
                                    and g.lite a lower speed, splitterless                endpoints that work with Paradyne's
                                    asymmetric DSL technology                             DSLAM.
                                    - A customer premises endpoint that
                                    connects the users' equipment to the
                                    telephone line.

Hotwire RADSL                       Consists of:                                          The card in the DSLAM and the
                                    - A line card that fits inside the                    endpoint create a high speed
                                    DSLAM, and supports ADSL and symmetric                packet connection operating at
                                    digital subscriber line, or SDSL,                     transmission rates up to 7
                                    technologies that operate at the                      megabits per second over a two
                                    highest possible speed based on                       wire telephone line. Also allows
                                    the quality of the telephone line.                    voice to be transmitted at the same
                                    - A standalone endpoint that                          time data is being transmitted.
                                    connects the user to the telephone line.


Hotwire MSDSL                       Consists of:                                          The card in the DSLAM and the
                                    - A line card that fits inside the                    endpoint create a high speed
                                    DSLAM and supports SDSL, technology                   channelized connection
                                                                                          operating at transmission
                                                                                          rates up to 2 megabits per second
                                                                                          over a two wire telephone line.

PRODUCT                             DESCRIPTION                                           APPLICATION
- -------                             -----------                                           -----------

                                                                                          Allows channelized voice
                                    - An endpoint that connects the end                   to be transmitted at the same time
                                    user equipment to the telephone line.                 data is being transmitted.

Hotwire SDSL                        Consists of:                                          The card in the DSLAM and the
                                    - A line card that fits inside the                    endpoint create a high speed
                                    DSLAM and supports SDSL.                              ATM based connection operating at
                                    - An endpoint that connects the end                   transmission rates up to 2
                                    user equipment to the telephone line.                 megabits per second over a two
                                                                                          wire telephone line. Also allows
                                                                                          interoperability with certified
                                                                                          business partner provided endpoints
                                                                                          and FrameSaver DSL endpoints.

Hotwire SDSL /IDSL                  Consists of:                                          The card in the DSLAM and the
                                    - A high density line card that                       endpoint create a high speed
                                    fits inside the DSLAM and supports                    connection operating at
                                    SDSL/integrated digital subscriber                    transmission rates up to 2
                                    Line, or IDSL, technology that                        megabits per second over a two
                                    operates at the highest possible                      wire telephone line. IDSL also allows
                                    speed based on the quality of the                     operation through a Digital Loop
                                    telephone line.                                       Carrier (DLC) for service areas that
                                    - An endpoint that connects the end                   are fed by DLC based connections.
                                    user equipment to the telephone line.


Hotwire MHDSL                       Consists of:                                          The card in the DSLAM and the
                                    - A line card that fits inside the                    endpoint create a high speed
                                    DSLAM and supports high bit                           connection operating at
                                    rate digital subscriber line, or                      transmission rates up to 2
                                    HDSL, technology that operates                        megabits per second over a four
                                    at the highest possible speed based                   wire telephone line. Also allows
                                    on the quality of the telephone line.                 voice to be transmitted at the same
                                    - An endpoint that connects end                       time data is being transmitted.
                                    user equipment to the telephone line.

Hotwire MVL                         Consists of:                                          The card in the DSLAM and the
(Multiple Virtual Lines)            - A line card that fits inside the                    endpoint create a high speed
                                    DSLAM and supports MVL                                packet connection operating at
                                    technology that operates at the                       transmission rates up to 768
                                    highest possible speed based on                       kilobits per second over a two
                                    the quality of the telephone line.                    wire telephone line. Also allows
                                    - An endpoint that connects the end                   voice to be transmitted at the same
                                    user equipment to the telephone line.                 time data is being transmitted.

Hotwire ReachDSL                    Consists of:                                          The card in the DSLAM and the
                                    - A line card that fits inside the                    endpoint create a high speed
                                    DSLAM and supports ReachDSL                           packet connection operating at
                                    (an enhancement over MVL)                             transmission rates up to 960
                                    technology.                                           kilobits per second over a two
                                                                                          wire telephone line. Also allows

Product                             Description                                           Application
- -------                             -----------                                           -----------

                                                                                          voice to be transmitted at the same
                                    - An endpoint that connects the end                   time data is being transmitted.
                                    user equipment to the telephone line.

FrameSaver SLM                      Consists of:                                          Many locations are connected to a
(Service Level Management)          - A standalone endpoint that                          Frame Relay network and the
                                    connects remote offices to a                          SLM software
                                    frame relay network. Also                             is used to make sure each location
                                    available as a line card.                             is operating efficiently per the
                                    - SLM software for monitoring                         configuration of the Frame Relay
                                    and managing a Frame Relay                            service.
                                    network.

FrameSaver FLEX                     Consists of:
                                    - A standalone endpoint that                          FLEX units
                                    connects remote offices to a                          provide  connectivity to the
                                    frame relay network.                                  Frame Relay network with a more
                                    - SLM software for monitoring                         basic set of capabilities and allow an
                                    and managing a Frame Relay                            NSP to deploy these units for all
                                    network.                                              Frame Relay customers. They are
                                                                                          upgradeable to SLM capabilities for
                                                                                          an added fee.

FrameSaver SDSL                     Consists of:
                                    - A standalone endpoint that                          The SLM software is used to make sure
                                    connects remote offices to an                         each location connected to the Frame Relay
                                    ATM based Frame Relay network                         network is operating efficiently per the
                                    and supports symmetric digital                        configuration of the Frame Relay
                                    subscriber line, or SDSL (2B1Q)                       service.  FrameSaver SDSL provides
                                    technology that operates at the                       the same basic capabilities of the
                                    highest possible speed based on                       FrameSaver FLEX product, however,
                                    the quality of the telephone line.                    it incorporates  SDSL as an alternative
                                    - SLM software for monitoring                         to T1 or DDS access.
                                    and managing a Frame Relay
                                    network.


FrameSaver SDSL Router              Consists of:
                                    - A standalone endpoint with an
                                    integrated basic router that connects                 The SLM software
                                    remote offices to an ATM based                        is used to make sure each location
                                    Frame Relay or IP VPN Network and                     connected to the Frame Relay network
                                    SDSL technology                                       is operating efficiently per the
                                                                                          configuration of the Frame Relay
                                    - Optional SLM                                        service.  FrameSaver SDSL provides
                                    software for monitoring and managing                  the same basic capabilities of the
                                    a Frame Relay network.                                FrameSaver FLEX product however
                                                                                          it incorporates  SDSL as an alternative
                                                                                          to T1 or DDS access and includes an
                                                                                          integrated router.


Product                             Description                                           Application
- -------                             -----------                                           -----------

FrameSaver Network to Network       A standalone endpoint that                            Allows two different Frame Relay
                                    connects two Frame Relay                              networks to be connected together
                                    networks together.                                    and support the service level
                                                                                          management software applications.

FrameSaver/ATM                      A standalone endpoint that                            Allows one high speed connection
                                    connects large locations to a                         to a Frame Relay network that is
                                    Frame Relay network through a 45                      more efficient than many lower
                                    megabits per second connection to                     speed connections.
                                    an ATM
                                    network.

FrameSaver NP                       Consists of:                                          Many locations are connected to a
                                    - A standalone endpoint that                          Frame Relay network and the
                                    connects remote offices to a                          SLM software
                                    frame relay network. Also                             is used to make sure each location
                                    available as a line card.                             is operating efficiently per the
                                    - Service level management                            configuration of the Frame Relay
                                    software for monitoring and                           service.
                                    managing a Frame Relay network.

Acculink Broadband Digital          Standalone endpoints that transmit                    Allows voice and data traffic to
 Access                             data and voice over high-speed                        share a single, high-speed circuit
                                    circuits. Also available as a line                    to a variety of backbone networks.
                                    card.

NextEdge                            A standalone endpoint that                            Allows many different data and
                                    supports many data and voice                          voice services at a remote office to
                                    connections over several high-                        share one or two high speed
                                    speed circuits. Also supports the                     circuits to a variety of backbone
                                    FrameSaver SLM                                        networks. In addition, it can be
                                    system.                                               integrated into a FrameSaver
                                                                                          SLM system.

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

NETWORK MANAGEMENT SOLUTIONS

OpenLane Network Management         Software for managing networks                        Used as a standalone system or
     System                         built with Paradyne products.                         part of a larger system to manage
                                                                                          all the Paradyne products deployed
                                                                                          in a network.

PathView Network Management         Software for managing networks                        Used as a standalone system or
System                              built with Paradyne FrameSaver NP                     part of a larger system to manage
                                    Products.                                             all the Paradyne FrameSaver NP
                                                                                          products deployed in a network.

BROADBAND SOLUTIONS

BROADBAND DSL

         Hotwire. The Hotwire multiservices system includes DSLAM termination equipment, which provides aggregation of services in the central office, and an array of customer premises equipment, which extend various broadband access services over the local loop to the customer premise. The system supports a range of broadband multimedia access services, such as business and residential Internet access, remote local area networks access and virtual private network access at symmetric rates (similar transmission rate for sending and receiving data over the same line) of up to 2 Mbps and asymmetric rates (varying transmission rates for sending and receiving data over the same line) of up to 8 Mbps. Hotwire also supports Frame Relay, ATM and T1/E1 channelized access to the wide area networks. With channelized access, customers can send and receive voice or data traffic on different channels. For example, channels 1-12 could be used to send data while channels 13-24 could be used to send voice. In addition to supporting high density configurations for central office applications, the efficient packaging for lower density market entry applications allows Hotwire products to be deployed in a variety of private copper networks, including multi-dwelling-units for both business and residential access services, universities, hotels, and government campus private networks.

         Our primary customers for Hotwire products are CLECs, incumbent carriers and other NSPs. An increasing segment of our DSL customer base is emerging in the international markets which are expanding through deregulation. Our Hotwire products are easily installed, scaleable and operate over long loops, which enhance an NSP's ability to deploy them quickly and service new customers. Additionally, these qualities allow our NSP customers to supply symmetric services to their business customers and asymmetric services to their consumer customers or they may want to use ATM on some backbone connections and Frame Relay on other backbone connections. The Hotwire system can be configured, monitored and controlled through our OpenLane network management system which provides complete end-to-end management and reporting coverage of the entire broadband DSL access solution.

         Hotwire products consist of two major product categories, DSLAMs and customer premises equipment.

         Hotwire Multiservices DSLAMs: A DSLAM is a DSL access multiplexer installed in NSPs' central offices and private copper networks that provides termination and aggregation of multiple DSL lines and associated services protocol translation. The Hotwire Multiservices DSLAM systems consist of network equipment building standard (NEBS) certified chassis and associated DSL line cards, and an aggregation system with a variety of wide area network options and a standards based network management system. Network equipment building standard certification is generally necessary in order for a product to be installed in the central office of an NSP. Key features of a Hotwire DSLAM system include:

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

         - a broad set of available interfaces to consolidate traffic onto a backbone network. These interfaces operate from between
                  1.544 Mbps up to 155 Mbps in asynchronous transfer mode and up to 45 Mbps to support Ethernet or Frame Relay. These interfaces include: 10base-T, 100base-T, Channelized T1 and E1, Frame Relay T1 and E1 and T1, NxT1, DS-3, E3, STM-1 and OC3 asynchronous transfer mode; and

         - a simple network management protocol compliant distributed network management architecture that supports efficient network management required for large NSP network deployments.

         Hotwire DSL customer premises equipment: Hotwire customer premises equipment terminates DSL access services at the customer premise for connectivity to local area networks, personal computers, routers and other voice and data equipment. Hotwire customer premises equipment operates at a variety of transmission speeds and loop lengths to meet the needs of our customers. Hotwire customer premises equipment and associated DSLAM line cards support multiple DSL technologies. In addition to developing our own DSL customer premises equipment, we certify interoperability with other industry leaders to provide our customers with a broader range of endpoints and expand the total service opportunities supported by our Hotwire system.

         DSL technology innovation: We expect to continue to implement multiple DSL technologies in our Hotwire products, and, consistent with market requirements, to implement additional DSL technologies, such as G.SHDSL. While we purchase some of the DSL technologies implemented in the Hotwire DSLAM and customer premises equipment, our ReachDSL product represents a new DSL technology developed and implemented by us that does not require a telephone line splitter and works over very long loops. The primary advantages of ReachDSL technology are:

         - simultaneous voice and data capability over copper loops up to 24,000 feet unaffected by multiple terminations of copper loop, commonly known as bridged taps, which provides for ease of customer installation and eliminates need for rewiring at the customer premise; and

         - higher port densities, thereby allowing more modems to be deployed in one DSLAM which lowers cost of deploying a DSL port. The cost is lowered because more ports can share the common cost of the DSLAM chassis and power supplies and because customers can put more ports in the same amount of shelf space.

         The Hotwire ReachDSL product is well suited for line sharing and spectrum unbundling applications as specified by the FCC, (FCC 99-355), on December 9, 1999. The benefits of line sharing include lower recurring loop costs, faster availability of loops for initial service deployment and better initial loop quality than new loops that were not already actively in service. ReachDSL can be operated in line sharing configurations where the DSL service is delivered over the same local line that is delivering basic telephone service. In addition, ReachDSL has demonstrated an ability to operate consistently over a wider range of loop conditions and loop lengths than ADSL based products. We believe Hotwire ReachDSL provides a competitive advantage for competitive local exchange carriers and incumbent carriers in this application.

BROADBAND SLM

         FrameSaver. Our FrameSaver system is an innovative SLM system for Frame Relay and Frame Relay/ ATM networks. The FrameSaver system consists of customer premises equipment, NSP equipment and network management software to monitor and measure network performance across public Frame Relay systems. The FrameSaver system is available with service level verification features that measure performance and store the results for retrieval by our OpenLane network management system. The storage and data retrieval mechanisms have been implemented according to recognized industry standards, which makes the FrameSaver system compatible and interoperable with many other systems that business customers or NSPs may have installed. The FrameSaver network access units also provide extensive non-disruptive diagnostic and testing capabilities along with standard access functionality, to give enterprise customers or service providers a complete managed solution. The optional remote monitoring technology included in the FrameSaver System, called RMON-2, was developed by NetScout and is included in select FrameSaver Systems pursuant to a collaboration between Paradyne and NetScout. The significance of utilizing RMON-2 is that it is a communications language that has been standardized. Therefore, many different companies build products that utilize RMON-2 which enables communication with the FrameSaver system.

         Key features of our FrameSaver system include:

         - extensive performance management with diagnostic and control capabilities that are used to identify and resolve problems quickly without disrupting the network;

         - standards based measurements that allow customers to measure data throughput both within and above their committed information rates;

         - available in a range of conventional network access speeds, from 64 Kbps up to T3;

         - also available in SDSL based configurations to enable Frame Relay services over DSL access networks;

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

         FrameSaver allows companies to build and manage data networks based on public network services, while maintaining the same operational efficiency and confidence used in the management of private networks. By deploying FrameSaver, business customers can move applications from costly leased lines to shared public networks and benefit from reduced network services costs, while maintaining a high degree of control of the network. The FrameSaver system enables NSPs and business customers to accurately monitor the performance of individual customer connections across a public or private Frame Relay or Frame Relay/ATM network and to report details of that performance at varying time intervals.

         FrameSaver FLEX began shipping in mid-2000 and has been integrated into the service offerings of certain leading Frame Relay NSPs. FrameSaver FLEX is a SLM product that can be deployed in a basic and less expensive configuration for the purpose of delivering a subset of the FrameSaver features. This product targets those customers that want a subset of the Frame Relay diagnostic features and who may eventually wish to deploy a complete SLM solution. FrameSaver FLEX is easily installed and is upgradeable through software to the full set of SLM features. This product is then directed at NSP's that wish to analyze all of their Frame Relay customer lines to enable quick and easy problem resolution from their network operation centers. We believe this product will enhance our ability to win new NSP business because it offers substantial operational cost savings over conventional DSU/CSU products.

         FrameSaver DSL began shipping in late 2000. This extension to the FrameSaver family incorporates SDSL technology into the FrameSaver Flex platform. It therefore offers the FrameSaver FLEX features with the added benefits of DSL as an access technology. The FrameSaver SDSL product is available in both basic V.35 DSU/CSU like configurations and in a FrameSaver SDSL Router model which provides an integrated router function for many lower end branch office applications which may not have an existing router. We believe the FrameSaver DSL products will offer DSL NSPs and Frame Relay NSPs an opportunity to move DSL access services into the profitable Frame Relay services market for improved profitability and increased customer demand.

         FrameSaver NP represents the Frame Relay SLM products that were acquired with the acquisition of CRC in 2000. The FrameSaver NP products provide many similar features and capabilities as the Paradyne developed FrameSaver products. FrameSaver NP products are primarily distributed to AT&T Global Network Solutions. We intend to maintain and continue to support these products and key features and product attributes will be carried forward into future FrameSaver solutions.

         Acculink and NextEdge T1/E1 Access Products. Acculink and NextEdge T1/ E1 digital access products consist of a range of products that provide an interface between a T1 circuit, which carries data at 1.544 Mbps or E1 circuit, which carries data at 2.048 Mbps, and a customer's high-speed digital equipment, such as a computer, router, multiplexer, wide area network switch or telephone system. The Acculink and NextEdge products are managed by our OpenLane network management system, which provides centralized management of large, geographically disbursed networks for NSPs and businesses. Businesses, service providers, government entities and other organizations use these products to build low-cost, centrally managed networks for high-speed, digital applications. Our T1/ E1 digital access products provide a broad range of features, including centralized, standards-based network management multiple voice and data interface ports and multiplexing.

         Acculink. Acculink products provide integrated voice and data network access to business customers who want to take full advantage of their T1/ E1 bandwidth capacity. The products are used primarily in applications where voice and data integration over a T1 or E1 line is required. The Acculink T1/ E1 products were introduced as a standard part of AT&T's High-Speed Accunet digital services in the early 1990s, and have been deployed widely in large business networks ever since.

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

NARROWBAND SOLUTIONS

         Our Comsphere digital access products consist of a family of managed digital service units that provide a network interface for a digital circuit operating at up to 64 Kbps and a customer's digital equipment, such as a computer, terminal controller, router or other narrowband digital communications equipment. We introduced the Comsphere digital service unit in the early 1990s, when they were offered as a standard part of AT&T's digital data services. Our Comsphere analog modems enable communications over dial-up or dedicated analog circuits. These analog modems are approved for use around the world and are widely deployed in business and NSP networks. These highly managed modems operate on both dial circuits and analog private line circuits where network applications demand an extremely high degree of network uptime and manageability. All of the Comsphere products are managed by our OpenLane network management system, which provides centralized management of large, geographically disbursed networks for NSPs and businesses.

         Businesses, service providers, government entities and other organizations use these products to build low-cost, centrally managed networks for their digital applications. Many of these customers have also begun installing our Acculink, NextEdge and FrameSaver products for their broadband network access applications. We estimate that we have shipped approximately 500,000 narrowband access products over the past five years.

NETWORK MANAGEMENT SOLUTIONS

         OpenLane. The OpenLane network management system, a centralized management platform, integrates OpenLane into all of our product families and provides NSPs and business customers with the ability to manage their network access products located at the edge of the wide area network. The OpenLane software is purchased separately with each of our products in order to utilize OpenLane's management capabilities. OpenLane consists of a suite of network management tools that provide SLM and visibility into network circuits and network access unit performance. The management tools work together to provide business customers and NSPs with detailed, accurate performance metrics needed to understand precisely how their network is performing and where performance problems or potential problems may reside. The OpenLane network management system offers a user-friendly graphical user interface and graphical reporting. OpenLane is designed to work with standards based management applications such as Hewlett-Packard's OpenView network management platform. OpenLane is based extensively on standards, such as simple network management protocol, which enable it to interface with many third-party network management applications that our business and NSP customers may be using. OpenLane can provide reports and access to screens either directly or by using the Internet for web-based delivery. Recent releases of our OpenLane software modules are based on Java programming to permit a platform independent system. Our NSP and business customers depend on the OpenLane network management system as the central management system they use to monitor and control the network access products that they have deployed in their networks.

         PathView. The PathView network management system, a centralized management platform, provides management of our FrameSaver NP products. PathView was acquired as part of the CRC acquisition and is provided primarily to a limited number of former CRC customers such as AT&T.

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

         Alcatel. Effective March 1999, we entered into a joint development and supply arrangement with Xylan under which Xylan granted us a non-exclusive, worldwide right to market, distribute and sell its OmniSwitch product and related products with our DSL products. Alcatel acquired Xylan in 1999. Under the agreement, we are Xylan's primary reseller of these products for connections to our DSLAMs. Paradyne and Xylan have agreed upon feature enhancements to these products to meet specific customer requirements. The agreement extends until March 2002 and will be automatically extended one year at a time unless either party cancels with adequate notice.

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

         Conexant. In December of 1999, we entered into a supply arrangement with Conexant to provide Paradyne with Conexant's ZipWire symmetrical DSL
(SDSL) transceivers and AutoBaud technology for use in our SDSL port cards for the Hotwire(R) GranDSLAM solution. AutoBaud is an SDSL interoperability platform that is gaining wide acceptance from DSL vendors as well as service providers.

         Hotwire Connected Partners. In the fourth quarter of 1999, Paradyne launched a formal interoperability certification program called Hotwire Connected. This program provides verification that certain DSL customer premises equipment will interoperate with specific line cards supported in Paradyne's Hotwire GranDSLAM. Certified interoperable partners include 3Com, Adtran, Vina (formerly Woodwind), Efficient Networks, Cayman, Netopia and Xspeed.

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

         We participate in trade shows and seminars and make extensive use of the Internet and our web presence at www. paradyne. com to promote and generate demand for our products. (The reference to our worldwide web address does not constitute incorporation by reference into this Annual Report on Form 10-K of the information contained at this web site.) Since most of our customers utilize the Internet, we believe that our Internet presence is a low cost and highly effective method for educating our customers about our products and creating demand for our products. As a result, we place Internet advertising and conduct targeted email marketing. Our web site includes product information, multimedia presentations and customer testimonials. We also host Internet based interactive seminars for promotional seminars, training events and press conferences.

         Channel marketing programs allow us to attract and support our resellers, including NSPs. Our "Connect to Success" reseller program markets and sells products directly to large resellers and through national distributors, such as Ingram Micro and Tech Data, to hundreds of value added resellers and NSPs. Our relationships with these distributors provide significant value to our reseller partners by giving them immediate availability to product without the cost of stocking. These well known distributors also extend credit to resellers, increasing their buying power, and providing them with direct shipments to end customers further reducing costs. Our reseller programs provide advertising support, volume incentive rebates, exclusive access to technical support via 800 numbers and through our web site. Special programs encourage value added reseller loyalty, focus on strategic products, and focus on winning new accounts. Specialized product training programs are provided to our resellers at our headquarters, in the field and over the web.

         In addition to the marketing and sale of our products, we resell the Acculink Access Controller, our private label for the IMACS system of Zhone Technologies, Inc., through a small focused sales team. Paradyne and Zhone entered into a distribution agreement in 1992, which has been amended and extended, under which we have exclusive distribution rights through April 2005 for Zhone's IMACS system, which we market to Lucent and AT&T. In 1995 and 1996, we sold the Acculink Access Controller to Lucent, AT&T and many other companies. In 1997, we discontinued selling the product to customers other than Lucent and AT&T for various pricing and distribution reasons. Currently, we sell the Acculink Access Controller to Lucent and AT&T for a variety of wireless and wireline applications. We have also developed and sell a limited number of hardware and software enhancements for the Acculink Access Controller.

CUSTOMERS

         The end-users of our equipment are primarily businesses and NSPs.

         BUSINESS CUSTOMERS

         Business customers include businesses around the world that purchase equipment for their company's wide area network from Paradyne's resellers or, for some international customers, directly from Paradyne. Set forth below is a representative list of businesses who purchased over $100,000 of our products in 2000:

         Avaya                         Farmers Insurance    Merrill Lynch
         Bank One                      Fifth Third Bank     Motorola
         Chase Manhattan               First Union          Northwest Airlines
         Cigna                         General Electric     Paine Webber
         Citigroup                     Hertz                Salomon Smith Barney
         Charter One Bank              Iowa State Univ      State of Tennessee
         Commonwealth of Mass          Liberty Mutual       Summit Bank
         Credit Suisse First Boston    Lucent               VISA
         Dillards                      Marriott             Xerox

         NETWORK SERVICE PROVIDERS

           NSPs purchase equipment for their network or for resale into their customers' networks. Set forth below is a representative list of NSPs who purchased over $100,000 of our products in 2000:

         AT& T                              Dobson Telephone              Quebec Telephone
         Beijing Net Telecommunications     Equant                        North State Telephone
         Bell Canada                        Fujitsu                       Rhythms Netconnections Inc.
         Bell South                         Integra Telecom               SBC Communications
         Broadwing, Inc                     Intermedia Communications     Sprint
         Cavalier Telephone                 McLeod USA                    TDS Telecom
         CFW/NTELOS Comm                    Matanuska Telephone           Telus Communications
         Choice One                         MCI Worldcom                  Verizon
         Concord Telephone                  North Pittsburgh Telephone    Winstar Communications

         In the year ended December 31, 2000, three of our customers accounted for greater than 10% of our revenues. Direct sales to Lucent and Avaya accounted for approximately 20% of our total revenues. Sales to Tech Data accounted for approximately 6% of our total revenues. We estimate that approximately 23% of our sales to Tech Data represented products that were resold to Lucent and Avaya. Collectively, we estimate that direct and indirect sales to Lucent and Avaya accounted for approximately 21% of our total revenues in 2000. Lucent and Avaya purchases products to include in its data networking solutions products, which it sells to businesses worldwide. Lucent also purchases our products to package with their various telephone systems. With the official formation of Avaya in the fourth quarter of 2000, we expect a substantial shift in future revenues from Lucent to Avaya. In addition, direct sales to Rhythms, a CLEC, accounted for approximately 17% of our total revenues. Lastly, sales to Link Tech 21 CO LTD, acting as our channel partner for DreamLine in Korea, accounted for approximately 10% of our total revenues.

CUSTOMER SUPPORT

         We maintain a strong focus on customer service and support for our resellers and end-user customers. We accomplish this at our customers' sites through systems engineers who work with customers in a pre-sales role, and through the support teams of our resellers. The Paradyne Technical Support Center provides telephone based pre-and post-sales support to resellers and customers on a seven-day, 24-hour basis and also provides proposal support to the sales organization. Our training organization provides technical training to end users, maintenance service providers, NSPs and sales channels. Training is included as a part of our channel programs or is provided on a fee basis.

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

         Warranties on most of our hardware products extend for 24 months. A number of products carry a 12-month warranty and others carry a 60-month warranty. Software products carry a 90-day warranty. Factory repair or replacement is provided by us.

COMPETITION

         The telecommunications market is highly competitive. If we fail to compete effectively our business will be adversely affected. We believe that competition may increase substantially as the introduction of new technologies, deployment of broadband networks and potential regulatory changes create new opportunities for established and emerging companies in the industry. This increase in competition may lead to price reductions of many of our products. We compete directly with other providers of broadband and narrowband access equipment, including ADC Telecommunications Adtran, Alcatel, Cisco, Copper Mountain, Larscom, Motorola, Nokia, Nortel Networks, Orckit, Entrada Networks (formerly Sync Research), 3Com, Tut Systems and Visual Networks. We expect that competition for products that address the broadband access market will grow as more companies and an increasing number of new companies focus on this market to develop solutions for higher speed access to public networks. We expect that competition for products that address the narrowband market will not dramatically change over the course of the next few years.

         Our future success will depend on our ability to compete successfully against our competitors based on the following factors:

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

         We maintain research and development sites in Largo, Florida and Fair Lawn, New Jersey. In order to maintain a rapid pace of product introduction, we will need to continue to attract and retain talented engineers and invest in state-of-the-art research and development tools and processes. We will continue to maintain core competencies in key areas, such as Java programming, embedded system software, digital signal processing, internetworking, data communication protocols, test automation, central office solutions, RISC processing, transmission technologies, and telephony.

         Currently, we are developing enhancements for all of our broadband DSL and SLM product families. We expect this work to result in feature improvements to these products and reduce our costs associated with the manufacture or deploy of them. We are focused on increasing the density of our DSL systems. We are also adding additional line cards to our Hotwire GranDSLAM and expect to begin shipping our G.SHDSL card in the second half of 2001. In addition, we plan to continue investing in SLM system products which facilitate the deployment of Frame Relay over DSL.

         For a discussion of the amount spent on research and development for the fiscal years ended December 31, 1998, 1999 and 2000, see "Item 7:
Management's Discussion and Analysis of Financial Condition and Results of Operation - Results of Operation" of this Form 10-K.

INTELLECTUAL PROPERTY

         Our success and ability to compete is dependent in part upon our proprietary technology. We rely on a combination of patent, copyright, trademark and trade secret laws and non-disclosure agreements to protect our proprietary technology. We have been issued over 250 patents, hold over 185 U. S. patents and have over 95 U. S. patent applications pending. There can be no assurance that patents will be issued with respect to pending or future patent applications or that our patents will be upheld as valid or will prevent the development of competitive products.

         We seek to protect our intellectual property rights by limiting access to the distribution of our software, documentation and other proprietary information. In addition, our employees execute proprietary information agreements and we enter into nondisclosure agreements with some of our strategic partners. There can be no assurance that the steps taken by us in this regard will be adequate to prevent misappropriation of our technology or that our competitors will not independently develop technologies that are substantially equivalent or superior to our technologies. We also are subject to the risk of adverse claims and litigation alleging infringement of the intellectual property rights of others. In this regard, there can be no assurance that third parties will not assert infringement claims in the future with respect to our current or future products or that any such claims will not require us to enter into license arrangements or result in protracted and costly litigation, regardless of the merits of such claims. Furthermore, from time to time, we receive and have received letters from others requesting licenses or indicating that our products may require a license. These letters are not uncommon in the industry, and these letters are dealt with according to normal business practices. In some cases these letters are followed up with formal legal action. For example, in July 2000, a third party filed suit against us and approximately ninety other defendants. The suit alleges that all the defendants are violating more than a dozen patents owned by the third party which allegedly cover the fields of "machine vision" used extensively in pick-and -place manufacturing of circuit boards and bar code scanning. We purchase this equipment from vendors, who we believe may have an obligation to indemnify us in the event that the equipment infringes any third-party patents. The complaint does not specify which defendants or activities allegedly violated which particular patents. We have responded with a Motion for More Definite Statement designed to identify the allegedly infringing activities as well as the particular patents and claims allegedly being infringed by us. We cannot assure you that we will prevail in this action and any adverse outcome could require us, among other things, to pay royalties to the third party patent owner. Given the lack of specificity in the complaint, it is not currently possible to calculate the potential for, or extent of, any liability resulting from this claim. We also cannot assure you that we will not receive other claims alleging infringement in the future.

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

MANUFACTURING

         We manufacture substantially all of our products. All of our major operations are ISO-9001 registered. Many of our parts are procured from a variety of qualified suppliers per our specification. Some of our strategic suppliers are electronically linked, and given 26 weeks visibility of demand. We believe that this is critical in maintaining high delivery volumes and minimizing inventory. We use a combination of standard parts and components, which are generally available from more than one vendor and some parts that are obtained from a single source. We have generally been able to obtain adequate supplies in a timely manner from our current vendors or, when necessary, to meet production needs from alternative vendors. Early in 2000, however, we experienced a critical shortage of raw materials needed to build several of our key products. As a result, we experienced higher prices, longer lead times, and in some cases, we were delayed in fulfilling customer demand. This period of shortages was followed by a period of greatly reduced demand. As a result, we incurred a large charge during the third quarter to write down excess inventory. We believe that, in most cases, alternate vendors can be identified if current vendors are unable to fulfill our needs. However, if we are unable to obtain sufficient quantities of necessary supplies, or if there is a significant increase in the price of key components or materials, delays or reductions in manufacturing or product shipments could occur, which would have a material adverse effect on our business, financial condition and results of operations.

         We believe that we have sufficient production capacity to meet current demand for our product offerings and anticipate meeting future demand through a combination of the use of additional employees and outsourcing of products or components. In addition, we have the right of first refusal on the construction of any building on some lands adjacent to our Largo, Florida facilities if more space is needed to expand our manufacturing operations.

BACKLOG

         The Company's firm backlog at the beginning of each quarter is a fraction of the quarter's revenue target. Most revenue booked in each quarter results from orders filled within the quarter. In most circumstances orders can be rescheduled without penalty. Therefore, backlog is not a meaningful indicator of future revenues.

EMPLOYEES

         As of December 31, 2000, we employed approximately 869 full time employees. After staff reductions due to restructuring, we employ approximately 752 full time employees as of February 28, 2001.

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

         In the U. S., the Telecommunications Act of 1996 changed the regulatory environment for all NSPs, including the CLECs and incumbent local exchange carriers (ILECs) among our customer base. The Telecommunications Act of 1996 removed federal, state and local barriers to entry into the local telephone market by CLECs. The Telecommunications Act of 1996 also imposed significant obligations on ILECs, including obligations to interconnect their networks with competitors' networks and to unbundle their networks and provide competitors with access to unbundled network elements. CLECs and ILECs are a significant part of our customer base. The Telecommunications Act of 1996 also directs the FCC to adopt local loop access rules to enable competitive providers of advanced services, such as high-speed Internet access, to deploy new technologies on a faster, more cost-effective basis to consumers. The United States Congress continues to consider possible amendments to the Telecommunications Act of 1996.

         The FCC continues to consider changes to its regulations, including those relating to network equipment registration and the deployment of broadband services. The recent change in FCC leadership introduces further risk of a shift in policy which may favor or impede competition in the NSP markets for the US.

         Companies selling terminal equipment to be connected to the public switched telephone network must register some of their products with the FCC and conform them to technical standards promulgated by the FCC in its regulations. These regulations are designed to protect the public switched telephone network from harm, including interference and service degradation.

GEOGRAPHIC AREAS

         For a discussion of domestic and international revenues for the fiscal years ended December 1998, 1999 and 2000, see "Note 2 - Summary of Significant Accounting Policies: Concentration of Credit Risk" to our Notes to Consolidated Financial Statements as part of this Form 10-K.

ITEM 2.  PROPERTIES

         Our principal administrative, engineering and manufacturing facilities are located in two leased buildings totaling approximately 333,000 square feet in Largo, Florida. In addition, we maintain a research and development facility of approximately 44,000 square feet in Fair Lawn, New Jersey. This lease was acquired by us as part of the April 2000 acquisition of substantially all the assets of Control Resources Corporation. The lease for the Largo, Florida facility expires in 2012 and there are two five-year renewal options. In March 2001 we subleased a 29,000 square foot research and development facility in Red Bank, New Jersey as part of a restructuring announced in February 2001. We also lease offices for branch sales and administration in Canada, France, Egypt, Japan, Singapore, Korea and the People's Republic of China. Collectively, these offices occupy approximately 17,000 square feet. Leases for these facilities expire at various times during 2001 and 2002. We believe that the current facilities accommodate anticipated needs in these locations over the next 24 months. In addition, we have the right of first refusal on the construction of any building on some lands adjacent to our Largo, Florida facilities if more space is needed to expand our manufacturing operations.

ITEM 3.  LEGAL PROCEEDINGS

         Following Paradyne's September 28, 2000 press release regarding contemplated third quarter results, several securities class action suits (collectively, the "Securities Actions") against Paradyne; Andrew May, Paradyne's Chief Executive Officer and President at the time; Patrick Murphy, Paradyne's Chief Financial Officer and Senior Vice President; and Thomas Epley, Paradyne's Chairman of the Board (collectively, the "Defendants") were filed in October 2000 in the United States District Court for the Middle District of Florida, Tampa Division. Plaintiffs include the following stockholders: Steven Barrios, Hayes Ho, Jacob Turner, Robert Preston, Ron Walker, Jerold B. Hoffman and Amy K. Hoffman. The Securities Actions allege violations by the Defendants of the securities anti-fraud provisions of the federal securities laws, specifically Section 10(b) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. The Securities Actions further allege that the individual defendants May, Murphy and Epley are liable under Section 20(a) of the Securities Exchange Act as "control persons of Paradyne". The plaintiffs purport to represent a class of investors during a purported class period of September 28, 1999 through September 28, 2000 and allege, in effect, that the Defendants during that time, through material misrepresentations and omissions, fraudulently or recklessly inflated the market price of Paradyne's stock by allegedly erroneously reporting that Paradyne was performing well, that its inventories were properly stated, and that its customer base and product demand were solid. The Securities Actions seek damages under the fraud-on-the-market theory in an unspecified amount for the purported class for the alleged inflated amount of the stock price during the class period. The Defendants believe the claims are without merit and intend to vigorously defend them, although they cannot predict the outcome. Paradyne has engaged the law firm of Holland and Knight, LLP as its legal counsel in this litigation.

         Other than the legal proceedings described above, in the normal course of business, we are subject to proceedings, lawsuits and other claims. While these matters could affect the operating results of any one quarter when resolved in future periods, it is management's opinion that after final disposition, any monetary liability or financial impact to Paradyne beyond that provided in the consolidated balance sheet at December 31, 2000, would not be material to our annual consolidated financial statements.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         During the fourth quarter ended December 31, 2000, no matters were submitted to a vote of our stockholders.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS.

MARKET INFORMATION AND HOLDERS OF RECORD

         Our common stock is publicly traded on the Nasdaq National Market (NASDAQ) under the symbol PDYN. We completed an initial public offering in July 1999 and a secondary offering in September 1999. Prior to July 16, 1999, there was no established public trading market for any of our securities.

         As of March 15, 2001, we had approximately 201 stockholders of record excluding stockholders owning shares in street name. Because there may be many stockholders holding our common stock in street name, the actual number of stockholders may be significantly greater than stated above.

PRICE RANGE OF COMMON STOCK

         The following table represents the range of high and low sales prices for our publicly traded common stock, as reported on the Nasdaq National Market, for the periods indicated:

                                                           HIGH            LOW
                                                          -------         ------
                     2000
        Quarter ended  December 31, 2000                   6 1/8           1 1/2
        Quarter ended September 30, 2000                  43 1/4           5 1/8
        Quarter ended June 30, 2000                       36 1/16         17 1/4
        Quarter ended March 31, 2000                      53              25 1/2

                     1999
        Quarter ended December 31, 1999                   37 3/4          25
        Quarter ended September 30, 1999                  58              27 1/4

DIVIDENDS

         We have never declared or paid cash dividends. We intend to retain all future earnings for use in the operation and expansion of the business and, therefore, do not anticipate declaring or paying cash dividends in the foreseeable future. In addition, we anticipate that our future financing arrangements may restrict our ability to pay dividends. For a further discussion regarding restrictions on the ability to pay dividends you may refer to "Item 7. Management Discussion and Analysis of Financial Condition and Results of Operation - Liquidity and Capital Resources."

         Our Registration Statement on Form S-1 (Registration No. 333-76385) became effective on July 15, 1999. In connection with our initial public offering, we received net proceeds of approximately $62,240,000 after deducting estimated underwriting discounts, commissions, and offering expenses. We used $10.4 million of the net proceeds of the offering to repay all outstanding indebtedness under the revolving line of credit facility with Bank of America NT&SA. Through December 31, 2000 we had used $56,000,000 for general corporate purposes including working capital, the CRC acquisition and capital expenditures. We intend to use the remainder of the net proceeds for general corporate purposes, including working capital and capital expenditures.

ITEM 6:  SELECTED CONSOLIDATED FINANCIAL DATA

         The following selected consolidated financial data as of December 31, 1998, 1999, and 2000 and for the years ended December 31, 1999 and 2000 is derived from Paradyne's consolidated financial statements which are included elsewhere in this Form 10-K. You should read the selected financial data in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 8. Financial Statements and Supplementary Data." The selected consolidated financial data for the seven months ended July 31, 1996, the five month period ending December 31, 1996, and for the years ended December 31, 1996 and 1997 are derived from audited consolidated financial statements which are not included in this Form 10-K. The predecessor business consists of certain operating activities of AT&T Paradyne Corporation, a wholly owned subsidiary of Lucent Technologies Inc., on a carve-out basis, which was acquired by Paradyne effective July 31, 1996. In the opinion of our management, the predecessor business operated in a substantially different organizational structure and manner than we do and, accordingly, we believe that a comparison of its operating activities and results to ours is not meaningful. See "Note 2" of the "Notes to Consolidated Financial Statements" of Paradyne for an explanation of the method used to calculate earnings per share. Earnings per share data are not presented for the predecessor business since the predecessor business did not have its own capital structure. As a result, this information would not be meaningful.

SELECTED CONSOLIDATED FINANCIAL DATA

                                                        PREDECESSOR BUSINESS                   PARADYNE
                                                      ----------------------------------------------------------------------------
                                                      SEVEN MONTHS  FIVE MONTHS
                                                         ENDED         ENDED                  YEARS ENDED
                                                        JULY 31,    DECEMBER 31,              DECEMBER 31,
                                                          1996          1996         1997         1998         1999         2000
                                                      ------------  ------------   --------   ------------   --------     --------
                                                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENTS OF OPERATIONS DATA:

REVENUES:
     SALES                                              $128,099      $112,293     $178,212     $195,580     $220,723     $243,715
     SERVICE                                               1,975         1,413        3,040        2,256        2,617        3,674
     ROYALTIES                                               464           325          413        1,392        3,118          293
                                                        --------      --------     --------     --------     --------     --------
          TOTAL REVENUES                                 130,538       114,031      181,665      199,228      226,458      247,682
                                                        --------      --------     --------     --------     --------     --------

COST OF SALES:
     EQUIPMENT                                            73,208        59,634       90,696      108,348      124,674      181,487
     SERVICE                                               1,803           744        1,154          620          823        1,295
                                                        --------      --------     --------     --------     --------     --------
          TOTAL COST OF SALES                             75,011        60,378       91,850      108,968      125,497      182,782
                                                        --------      --------     --------     --------     --------     --------

GROSS MARGIN                                              55,527        53,653       89,815       90,260      100,961       64,900

OPERATING EXPENSES:
     RESEARCH & DEVELOPMENT (1)                           28,019        31,174       37,339       35,132       36,470       40,392
     SELLING, GENERAL & ADMINISTRATIVE                    42,928        29,409       66,278       55,969       55,938       59,184
     AMORTIZ OF DEFERRED STOCK COMPENSATION AND
      INTANGIBLE ASSETS                                        0             0            0            0        1,501        1,350
     RESTRUCTURING CHARGES                                     0             0        1,778          984            0        1,371
                                                        --------      --------     --------     --------     --------     --------
          TOTAL OPERATING EXPENSES                        70,947        60,583      105,395       92,085       93,909      102,297
                                                        --------      --------     --------     --------     --------     --------

OPERATING INCOME (LOSS)                                  (15,420)       (6,930)     (15,580)      (1,825)       7,052      (37,397)

OTHER (INCOME) EXPENSES
     INTEREST, NET                                           200         3,502        7,712        1,711         (405)      (2,439)
     LUCENT SETTLEMENT GAIN                                    0             0      (51,183)           0            0            0
     OTHER, NET                                           (2,074)          382       (1,753)       1,191       (3,911)         (52)
                                                        --------      --------     --------     --------     --------     --------

NET INCOME (LOSS) BEFORE PROVISION FOR                   (13,546)      (10,814)      29,644       (4,727)      11,368      (34,906)
     INCOME TAX

PROVISION (BENEFIT) FOR INCOME TAX                           184             0        8,302       (1,082)       3,479         (619)
                                                        --------      --------     --------     --------     --------     --------

NET INCOME (LOSS)                                       $(13,730)     $(10,814)    $ 21,342     $ (3,645)    $  7,889     $(34,287)
                                                        ========      ========     ========     ========     ========     ========

(LOSS) EARNINGS PER COMMON SHARE:
     BASIC                                                   N/A         (0.42)        0.84        (0.14)        0.28        (1.08)
     DILUTED                                                 N/A         (0.42)        0.81        (0.14)        0.26        (1.08)

SHARES USED IN COMPUTING (LOSS) EARNINGS PER SHARE:
     BASIC                                                   N/A        25,500       25,552       25,623       28,435       31,768
     DILUTED                                                 N/A        25,500       26,291       25,623       30,112       31,768


                                                                                                       As of
                                                         As of         As of                        December 31,
                                                        July 31,    December 31,   -----------------------------------------------
                                                          1996          1996         1997         1998         1999         2000
CONSOLIDATED BALANCE SHEET DATA:                        --------    ------------   --------     --------     --------     --------
CASH AND CASH EQUIVALENTS                               $  5,717      $  1,354     $  3,240     $  2,356     $ 62,885     $ 19,821
WORKING CAPITAL                                           20,265         9,990        9,606        8,382       86,351       54,845
TOTAL ASSETS                                             103,050       144,142       83,200       75,063      130,485      117,280
TOTAL DEBT                                                    52        82,182       18,184       16,836          690        1,322
TOTAL DIVISIONAL EQUITY (2)                               73,327            --           --           --           --           --
TOTAL SHAREHOLDERS' EQUITY                                    --         5,979       31,402       27,339      105,684       82,659

(1) Includes $13,114 of purchased research and development for the five months ended December 31, 1996.
(2) Since the predecessor business was not a legal entity, there was no stockholder's equity. "Divisional equity" represents the net assets of the predecessor business.

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis contains forward-looking statements about our plans and expectations of what may happen in the future. Forward-looking statements involve uncertainties and risk. and our actual results could differ materially from the results anticipated by our forward-looking statements as a result of many known and unknown factors, including but not limited to those discussed below in "Risk Factors Which May Impact Future Operating Results" and elsewhere in this report. See also "Special Cautionary Notice Regarding Forward-Looking Statements" at the beginning of "Item 1. Business."

         You should read the following discussion and analysis in conjunction with "Item 6. Selected Financial Data" and "Item 8. Financial Statements and Supplementary Data."

OVERVIEW

         We are a leading developer, manufacturer and distributor of broadband and narrowband network access products for network service providers ("NSPs") and business customers. We offer solutions that enable business class, service level managed, high-speed connectivity over the existing telephone network infrastructure and provide for cost-effective access speeds of up to 45 Mbps. Our equipment has been sold to over 50% of the Fortune 500(R) companies. We estimate that sales to NSPs represented approximately 78% of our total revenues in 2000.

         In July 1996, as part of a divestiture by Lucent, Paradyne Acquisition Corp., a wholly owned subsidiary of Communication Partners, L.P., a limited partnership controlled by the Texas Pacific Group, acquired all of the outstanding shares of common stock of Paradyne Corporation. In June 1999 Paradyne Acquisition Corp. changed its name to Paradyne Networks, Inc. Our business was created when operations of Paradyne Corporation were either retained by Lucent or assigned to newly created entities in connection with the divestiture. The business that remained with Paradyne Corporation is referred to as the predecessor business. The predecessor business derived most of its revenues through July 1996 from the sale of narrowband products. The predecessor business purchased products and services from preferred suppliers of AT& T and Lucent and incurred intercompany charges for services provided by other AT&T operations. Following the 1996 acquisition, we introduced a series of new products, including many new broadband products, and discontinued sales of the Tellabs 74X family of products which were transitioned to Lucent. In addition, we lowered our expenses and restructured our operations. The cost of the restructuring was accounted for as part of the purchase accounting associated with the 1996 acquisition. We believe the revenues and expenses of the predecessor business are not representative of our current business, financial condition or results of operations.

         Through 1997, our revenues were derived principally from the sale and service of narrowband network access products and, to a much lesser extent, technology licensing. Our broadband products, including our Hotwire and FrameSaver products, which were introduced in 1997, comprised the majority of our revenue in 1998, approximately 70% of our total revenues in 1999 and approximately 76% in 2000. Additionally, we expect broadband products to represent an increasing portion of future revenues. Royalty revenues consist principally of licensing of technology, and service revenues are derived from repair of out-of-warranty products. We do not expect that either royalty or service revenues will constitute a substantial portion of our revenues in future periods.

         In July 1999, we completed an initial public offering of 4,000,000 shares of our common stock at an initial public offering price of $17.00 per share. We received net proceeds of approximately $61.2 million after deducting estimated underwriting discounts and commissions and other offering expenses. In September 1999 we and certain of our stockholders sold 20,000 and 5,000,000 shares of common stock, respectively, in a secondary offering.

         We market and sell our products worldwide to NSPs and business customers through a multi-tier distribution system that includes direct sales, strategic partner sales, NSP sales and traditional distributor or value added reseller sales. Direct sales and services performed for Lucent and Avaya in 2000 accounted for approximately 20% of our total revenues. Sales to Tech Data accounted for approximately 6% of our total revenues. We estimate that approximately 23% of our 2000 sales to Tech Data represented products that were resold to Lucent and Avaya. Collectively, we estimate that direct and indirect sales to, and service performed for, Lucent and Avaya accounted for approximately 21% of our total revenues in 2000 versus 31% in 1999. This percentage reduction principally results from lower Lucent equipment sales of some of our older products in 2000. A majority of our sales to Lucent represented sales to Lucent as a reseller of our products. Sales to Rhythms, an NSP, accounted for approximately 17% of our total revenues in 2000 versus 25% in 1999. Sales to Rhythms declined in 2000 from 1999 sales levels because Rhythms had already built much of its infrastructure using our products in 1999. A loss or a significant reduction or delay in sales to any of our major customers could materially and adversely affect our business, financial condition and results of operations.

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

         We expect our gross margin to be affected by many factors, including competitive pricing pressures, fluctuations in manufacturing volumes, costs of components and sub-assemblies, the mix of products or system configurations sold and timing of sales of follow-on line cards and endpoints for central office systems. Follow-on line cards and endpoints are components that are sold separately from central office systems and margins vary on these products. Central office systems are often sold as stand-alone chassis with a limited number of line cards. Customers purchase follow-on line cards and endpoints in order to increase the capacity of their central office system. Additionally, our gross margin may fluctuate due to changes in our mix of distribution channels. Sales prices of many of our products are subject to significant pressure as a result of increased competition. Price reductions may be necessary to remain competitive. Although we have been able to offset many price declines with reductions in our manufacturing costs, there can be no assurance that we will be able to offset potential future price declines with cost reductions.

         Research and development expenses primarily consist of: personnel costs related to engineering and technical support; consultant and outside testing services fees; research and development facilities expenses; equipment and supply expenses associated with enhancing existing products and the development of new products; an allocation of information systems charges; and software and software maintenance expenses. We expense all research and development expenses as incurred. Although we believe that continued investment in research and development is critical to attaining our strategic product and cost-reduction objectives we will attempt to control and optimize our research and development expenditures in order to meet our strategic goals. Therefore, if our revenues decrease, our research and development expenditures will be expected to decrease as well.

         Selling, general and administrative expenses primarily consist of: salaries, commissions and related expenses for personnel engaged in marketing, sales and field service support functions, finance, human resource and administrative activities; advertising, promotional and trade show expenses, including the related travel expenses; consultant fees; equipment and facilities expenses, including intangibles amortization; supplies, software and software maintenance; and consignments. We intend to continue to invest in selling, marketing and promotional programs. Given the current decrease in capital spending by our customers and other companies in the broadband technology market we expect general and administrative expenses to decrease as we focus on controlling expenses and eliminating unnecessary expenses in the future.

         Sales to customers outside of the United States accounted for approximately 20%, 18% and 23% of revenues in 1998, 1999 and 2000, respectively. This increase in 2000 was primarily due to the increase in sales of our broadband products to a major customer in Korea. In 2000, approximately 98% of our sales were denominated in U. S. dollars. While Paradyne is subject to fluctuations in foreign currency exchange rates with respect to income derived from international sales not denominated in U. S. dollars, the costs associated with a majority of these sales are in the same currency, which partially mitigates the effect of such fluctuations. Historically, currency exchange movements have not had a material effect on our business, financial condition or results of operations. If our non-U. S. operations expand, the effect of currency fluctuations may have a more significant impact on our revenues and costs. At December 31, 2000, we had no material monetary assets, liabilities or commitments denominated in currencies other than U. S. dollars. We do not hedge foreign currency transactions.

         Despite an increase in revenues in 2000, we were not profitable and we may continue to incur net losses in future periods. In addition to the customer concentration we have experienced, we also have lengthy development and sales cycles for our products, and there is often a significant delay between the time we incur expenses and the time we realize the related revenue. To the extent that future revenues do not increase significantly in the same periods in which operating expenses increase, our operating results will be adversely affected. Our quarterly and annual operating results have fluctuated in the past and are likely to fluctuate in the future due to a variety of factors, many of which are outside of our control.

RESULTS OF OPERATIONS

         The following table summarizes Paradyne's operating results as a percentage of revenues for each of the periods shown:

                                                  PREDECESSOR
                                                   BUSINESS                                   PARADYNE
                                               ------------------  ---------------------------------------------------------------
                                               SEVEN MONTHS ENDED  FIVE MONTHS ENDED                           FISCAL YEAR ENDED
                                                    JULY 31,           DECEMBER 31,                                 DECEMBER 31,
                                                      1996                1996            1997        1998        1999        2000
                                               ------------------  -----------------     -----       -----       -----       -----
REVENUES:
     SALES                                            98.1                98.5            98.1        98.2        97.5        98.4
     SERVICE                                           1.5                 1.2             1.7         1.1         1.2         1.5
     ROYALTIES                                         0.4                 0.3             0.2         0.7         1.4         0.1
                                                     -----               -----           -----       -----       -----       -----
          TOTAL REVENUES                             100.0               100.0           100.0       100.0       100.0       100.0
                                                     -----               -----           -----       -----       -----       -----

COST OF SALES:
     EQUIPMENT                                        56.1                52.3            49.8        54.3        55.1        73.3
     SERVICE                                           1.4                 0.7             0.6         0.3         0.4         0.5
                                                     -----               -----           -----       -----       -----       -----
          TOTAL COST OF SALES                         57.5                52.9            50.5        54.6        55.4        73.8
                                                     -----               -----           -----       -----       -----       -----

GROSS MARGIN                                          42.5                47.1            49.5        45.4        44.6        26.2

OPERATING EXPENSES:
     RESEARCH & DEVELOPMENT                           21.5                27.3            20.6        17.7        16.1        16.3
     SELLING, GENERAL & ADMINISTRATIVE                32.9                25.8            36.6        28.2        24.7        23.9
     AMORTIZ OF DEF'D STOCK COMP AND
      INTANGIBLE ASSETS                                0.0                 0.0             0.0         0.0         0.7         0.5
     RESTRUCTURING CHARGES                             0.0                 0.0             1.0         0.5         0.0         0.6
                                                     -----               -----           -----       -----       -----       -----
          TOTAL OPERATING EXPENSES                    54.3                53.1            58.1        46.3        41.5        41.3
                                                     -----               -----           -----       -----       -----       -----

OPERATING INCOME (LOSS)                              (11.8)               (6.1)           (8.6)       (0.9)        3.1       (15.1)

OTHER (INCOME) EXPENSES
     INTEREST, NET                                     0.2                 3.1             4.3         0.9        (0.2)       (1.0)
     LUCENT SETTLEMENT GAIN                            0.0                 0.0           (28.2)        0.0         0.0         0.0
     OTHER, NET                                       (1.6)                0.3            (1.0)        0.6        (1.7)       (0.0)
                                                     -----               -----           -----       -----       -----       -----

NET INCOME (LOSS) BEFORE PROVISION FOR               (10.4)               (9.5)           16.4        (2.4)        5.0       (14.1)
     INCOME TAX

PROVISION (BENEFIT) FOR INCOME TAX                     0.1                 0.0             4.6        (0.5)        1.5        (0.2)
                                                     -----               -----           -----       -----       -----       -----

YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999

         Revenues. Total revenues increased $21.3 million, or 9.4%, to $247.7 million for the year ended December 31, 2000 from $226.4 million for the same period in 1999. The increase was primarily due to an increase in the volume of sales of our broadband access products to new and existing customers. Most of this increase occurred in the first six months of the year as a few of our new customers purchased significant amounts of broadband product during the first six months of 2000, but significantly decreased their purchases in the third and fourth quarters of 2000. Equipment sales were 98.4% of total revenues for the year ended December 31, 2000 compared to 97.5% for the year ended December 31, 1999. The percentage increase is mostly due to lower royalty income in 2000 versus 1999 as royalty revenues in 1999 included a one-time royalty fee from Globespan related to termination of an existing agreement and a one-time license fee from a third party for intellectual property relating to narrowband technology.

         Gross Margin. Gross margin decreased $36.0 million or, 35.7%, to $64.9 million for the year ended December 31, 2000 from $100.9 million for the year ended December 31, 1999. The decrease is primarily the result of recording a provision for excess inventory and loss on non-cancelable purchase commitments in the total amount of $34.9 million because a few of our NSP customers significantly reduced the levels of Paradyne equipment that they planned to purchase because they had significantly changed their plans for rolling out DSL services. Additionally, earlier in 2000 we experienced a critical shortage of certain raw materials resulting in higher costs. Gross margin as a percentage of total revenues decreased to 26.2% in 2000 from 44.6% in 1999, mostly due to the above mentioned inventory provision.

         Research and Development Expenses. Research and development expenses increased $3.9 million, or 10.8%, to $40.4 million for the year ended December 31, 2000 from $36.5 million for the year ended December 31,1999. This increase was primarily due to the additional research and development personnel resulting from the April 14, 2000 acquisition of substantially all the assets of Control Resources Corporation (CRC) from P-Com, Inc. The effects of this increase were partially offset by a decrease in professional fees related to engineering contractors. As a percentage of total revenues, research and development expense increased to 16.3% for the year ended December 31, 2000 from 16.1% for the year ended December 31,1999 primarily due to the increased expenses associated with the purchase of CRC.

         Selling, General and Administrative (SG&A) Expenses. SG&A expenses increased by $3.3 million, or 5.8% to $59.2 million for the year ended December 31, 2000 from $55.9 million for the year ended December 31, 1999. These increases mostly result from increases in advertising expenses, increases in facilities and travel related expenses and increases in corporate administrative expenses, offset in part by decreases in consignments of equipment to customers and decreases in employee related expenses. SG&A as a percentage of total revenues decreased to 23.9% for the year ended December 31, 2000 from 24.7% for the year ended December 31, 1999. This decrease was primarily due to the increase in total revenue during the period.

         Amortization of Intangible Assets and Deferred Stock Compensation. The amortization of intangible assets and deferred stock compensation decreased by $200,000, or 10% to $1.3 million for the year ended December 31, 2000 from $1.5 million for the year ended December 31, 1999. The amortization of intangible assets is attributable to goodwill and acquired work force that resulted from the purchase of substantially all of the assets of CRC from P-Com in the second quarter of 2000. The amortization of deferred stock compensation is related to the granting of stock options to key employees at prices deemed to be below fair market value for financial reporting purposes. The decreases in amortization for the year ended December 31, 2000 result from a large decrease in the amortization of deferred stock compensation offset in part by an increase in amortization of intangible assets.

         Restructuring Charges. During 2000, we incurred expenses of $1.4 million, or 0.5% of total revenues, related to our reorganization into focused North American and international sales and marketing divisions, necessitated by the substantial change in the broadband access market. In this restructuring, approximately 35 employees were terminated from employment. In addition, charges were incurred to exit from leased facilities in international locations.

         Interest and Other (Income) Expense, Net. Interest and other (income) expense, net, decreased by $1.8 million, or 42.3%, to $2.5 million of income for the year ended December 31, 2000 from $4.3 million of income for the year ended December 31, 1999. Interest and other (income) expense, net, is related to interest on notes payable and borrowings under lines of credit, interest on short term investments, gains and losses on equity investments and foreign exchange gains and losses. This decrease was primarily attributable to the receipt by us of approximately $500,000 in 2000 compared to $4.3 million in 1999 from the sale of patents, offset in part by a $2.0 million increase in net interest income in 2000 as a result of earnings from the investment of proceeds from the initial public offering and the retirement of debt using the initial public offering proceeds during the third quarter of 1999.

         Provision (Benefit) For Income Taxes. Benefit for income taxes decreased by $4.1 million, or 117.8%, to $.6 million of benefit for the year ended December 31, 2000 from $3.5 million of provision for the same period in 1999. As a result of the loss incurred in 2000, we reversed the net deferred tax liability on our books resulting in a tax benefit for the year ended December 31, 2000.

YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

         Revenues. Total revenues increased $27.2 million, or 13.7% to $226.4 million for the year ended December 31, 1999 from $199.2 million for the same period in 1998. The increase was primarily due to an increase in the volume of sales of our broadband access products. As a percentage of total revenues, equipment sales were 97.5% of total revenues for the year ended December 31, 1999 compared to 98.2% for the year ended December 31, 1998. The percentage decrease is mostly due to a $1.7 million increase in royalty income in 1999 which includes $1.1 million from a one-time royalty fee from Globespan related to termination of an existing agreement, and $1.5 million from a one-time license fee from a third party for intellectual property relating to narrowband technology. See Note 2 of Consolidated Financial Statements for table showing revenues by geographic regions.

         Gross Margin. Gross margin increased $10.7 million or 11.9% to $101.0 million for the year ended December 31, 1999 from $90.3 million for the year ended December 31, 1998. Most of the increase results from increased sales of our broadband access products and a $1.7 million increase in royalty revenues. Gross margin as a percentage of total revenues decreased to 44.6% in 1999 from 45.3% in 1998 primarily because our newer, competitively priced products comprised a greater portion of our total revenues.

         Research and Development Expenses. Research and development expenses increased $1.3 million, or 3.8%, to $36.4 million for the year ended December 31, 1999 from $35.1 million for the year ended December 31,1998. As a percentage of total revenues, research and development expense decreased to 16.1% for the year ended December 31, 1999 from 17.6% for the year ended December 31,1998. This decrease is primarily attributable to the increase in revenue during the period.

         Selling, General and Administrative (SG& A) Expenses. SG& A expenses decreased by $0.1 million, or .2% to $55.9 million for the year ended December 31, 1999 from $56.0 million for the year ended December 31, 1998. SG& A as a percentage of total revenues decreased to 24.7% for the year ended December 31, 1999 from 28.1% for the year ended December 31, 1998. This decrease resulted primarily due to the increase in total revenue during the period.

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

         Interest and Other (Income) Expense, Net. Interest and other (income) expense, net, increased by $7.2 million, or 248%, to $4.3 million of income for the year ended December 31, 1999 from $2.9 million of expense for the year ended December 31, 1998. Interest and other (income) expense, net, is related to interest on notes payable and borrowings under lines of credit, interest on short term investments, gains and losses on equity investments and foreign exchange gains and losses. This increase was primarily attributable to the receipt by Paradyne of approximately $4.3 million of income from the sale of patents, a loss on an equity investment of $1.4 million in 1998 that did not reoccur in 1999, our recognition of $400,000 of net interest income in 1999 compared to $1.7 million of net expense in 1998 as a result of earnings from the investment of proceeds from the initial public offering and the retirement of debt using the initial public offering proceeds during the third quarter of 1999; and our recording of a foreign exchange loss of $400,000 in 1999 compared to a gain of $200,000 in 1998.

         Provision (Benefit) For Income Taxes. Provision (benefit) for income taxes increased by $4.6 million, or 418%, to $3.5 million of provision for the year ended December 31, 1999 from $1.1 million of benefit for the same period in 1998. The tax provision is less than the statutory federal and state income tax rates principally due to the availability of research tax credits, as our secondary offering in September 1999 reduced the Texas Pacific Group's ownership below 50%, allowing us to take advantage of a tax credit in 1999 for increased research spending.

         LIQUIDITY AND CAPITAL RESOURCES

         Our cash and cash equivalents decreased $43.1 million to $19.8 million at December 31, 2000 from $62.9 million at December 31, 1999. Working capital decreased $33.8 million from $86.4 million at December 31,1999 to $52.6 million at December 31,2000. These decreases are primarily attributable to the purchase of inventories during the first nine months of the year and the subsequent recognition of a $23.5 million reserve for inventory write off and an $11.4 million loss on inventory purchase commitments during September.

          Cash used in operations for the year ended December 31, 2000 totaled $34.5 million and was principally driven by a $44.4 million increase in inventory. The increase in inventory reflects management's decision to carry higher stocking levels. This decision was made as a result of several factors including: higher customer forecasts of demand in the earlier part of the year, long lead time for purchasing raw materials, industry wide shortages of raw materials needed to build our products, introduction by us of several new products in the first nine months of 2000 and customer demand for shorter intervals of time between receiving orders and shipping the product. Much of this inventory has been reserved for in the $23.6 million inventory write off and the $11.4 million loss on purchase commitments discussed above, reflecting the fact that a few network service provider customers have communicated to us that they will not be deploying the amount of equipment that they had previously forecasted.

            Net cash used in investing activities for the year ended December 31, 2000 totaled $16.8 million. On April 14, 2000, we purchased substantially all the assets of CRC, a developer and manufacturer of broadband network access and service level management systems, for

$7.6 million, of which $3.1 million was paid in cash. A note, payable in cash or common stock, totaling $4.5 million was issued for the remainder of the purchase price. This note was paid in cash on September 15, 2000. In addition, the seller was paid contingent consideration of $1.5 million during the first quarter of 2001 because product sales generated by the CRC business in 2000 exceeded the 2000 target.

         Capital expenditures in support of operations totaled $9.2 million, $6.7 million, and $6.9 million for the years ended December 31, 2000, 1999, and 1998, respectively. Expenditures in 2000 included improvements to our manufacturing production line totaling $1.2 million, investments in test and production equipment associated with new product development totaling $4.0 million, and investments in our information systems totaling $1.6 million. Net expenditures in 1999 and 1998 related primarily to improvements to our manufacturing facility, investments in test and production equipment associated with new product development and to the support of operations.

         Net cash provided by financing activities for the year ended December 31, 2000 totaled $8.2 million. Exercise of stock options and purchases of stock through the Employee Stock Purchase Plan provided $7.6 million while financing of capital expenditures under capital leases provided $1.2 million.

         In June 2000, Paradyne and four financial institutions entered into a credit agreement under which we and each of the four financial institutions agreed to provide funds to one of our major customers. We entered into this agreement in order to develop further our relationship with this valuable customer. Our portion of this credit agreement was $25 million. As of December 31, 2000, no money had been borrowed from us under this facility. In March 2001, this customer filed for bankruptcy thereby terminating Paradyne's obligations.

         We are a holding company with no business operations of our own. In the event we incur obligations, we would be dependent on payments, loans, dividends and distributions from our subsidiaries for funds to pay our obligations. The ability of our subsidiaries to pay dividends or distributions or make loans to us was subject to restrictions. We maintained a revolving line of credit facility with Bank of America NT&SA which expired on January 31, 2001. Originally, this was a $45 million facility that we voluntarily reduced to $35 million in March 1999. On January 1, 2000, we voluntarily reduced this facility to $30 million, reduced the unused line fee to 0.25%, and extended the facility through January 31, 2001. Under the line of credit agreement, neither Paradyne Corporation nor its Canadian subsidiary may pay dividends or make distributions to us unless Paradyne Corporation and its subsidiaries meet minimum financial ratios related to earnings, interest expense and total indebtedness and obtain the prior approval of Bank of America NT&SA. Paradyne Corporation is currently in negotiations with several lenders for a two year $25 million asset-based revolving line of credit. It is probable that under any line of credit, Paradyne Corporation and its subsidiaries will be restricted from paying dividends or making distributions to us unless certain financial conditions are met.

         We believe that our current cash position, together with cash flows from operations and our ability to monitor and control expenditures will be sufficient to meet our working capital needs for at least the next twelve months.

INFLATION

         Because of the relatively low levels of inflation experienced in 1998, 1999 and 2000, inflation did not have a significant effect on our results in such years.

RISK FACTORS WHICH MAY IMPACT FUTURE OPERATING RESULTS

         Factors that are likely to affect our results of operations in the future include the following:

OUR SUCCESS WILL DEPEND ON THE ACCEPTANCE OF NEW TELECOMMUNICATIONS SERVICES BASED ON DSL

         Our future success is substantially dependent upon whether DSL technology gains widespread market acceptance by network service providers, or NSPs, and end users of their services. If DSL technology fails to gain widespread acceptance, our revenues and results of operations will be adversely affected. Historically, we focused on providing innovative solutions to the narrowband access market. We, however, currently focus almost exclusively on the broadband access market. We have invested substantial resources in the development of DSL technology, and many of our products are based on DSL technology. Many NSPs continue to evaluate DSL technology and other alternative high-speed data access technologies, but they may not continue to pursue the deployment of DSL technology. Even if NSPs adopt policies favoring full-scale deployment of DSL technology, they may not choose to purchase our DSL product offerings. In addition, we have limited ability to influence or control decisions made by NSPs. NSPs are continuously evaluating alternate high-speed data access technologies and may, at any time, adopt technologies other than the DSL technologies offered by us.

WE ARE SUBSTANTIALLY DEPENDENT ON NETWORK SERVICE PROVIDERS, WHO MAY REDUCE OR DISCONTINUE THEIR PURCHASE OF PRODUCTS OR SERVICES AT ANY TIME

         We estimate that sales to NSPs accounted for approximately 78% of our total revenues in 2000. If our NSP customers are forced to defer or curtail their capital spending programs, we could lose, or experience delays or reductions in significant sales to such customers. Given the capital requirements, complex regulatory framework and other barriers to entry in the market, there are a limited number of NSPs. The US market for many of the services provided by NSPs has only moderately emerged since the passage of the Telecommunications Act of 1996 and many NSPs are still building their infrastructure and rolling out their services. Many of these NSPs still need to develop, construct and expand their networks. The inability of our emerging NSP customers to complete development of their networks, attract or retain customers, respond to trends such as price reductions for their services or diminished demand for telecommunications services generally, could cause them to reduce their capital spending programs.

         A substantial portion of our broadband revenues are expected from several international markets, and our expectations are based on the deregulation of these markets. A delay in deregulation or execution of market entry by new competitive service providers could materially impact revenues. In addition, recent concerns about profitability and the long term viability of competitive service providers in both the US and international markets has resulted in a tightening of the capital markets which has reduced the ability of some of our NSP customers to build out their networks as originally planned.

         Generally, our NSP customers do not have an obligation to purchase additional products or services from us. Termination of purchase arrangements with these NSP customers or a significant reduction or delay in the amount of our products they order could materially and adversely affect our revenues. For example, in the third quarter of 2000 Dreamline, a NSP in Korea, eliminated its stated intention to purchase millions of dollars of product from us without prior notice, resulting in our writing down a substantial amount of inventory. In addition, the telecommunications industry has recently experienced consolidation, which may cause us to lose NSP customers. The loss of one or more of our NSP customers could also materially and adversely affect our revenues.

OUR SUCCESS DEPENDS ON NETWORK SERVICE PROVIDERS INCORPORATING OUR PRODUCTS INTO THEIR INFRASTRUCTURE

         We anticipate that a significant portion of our future revenues will be attributable to sales to NSPs of our DSL, SLM and other broadband products. Our future performance will therefore be substantially dependent on incorporation of our products by NSPs into their service offerings to subscribers. The failure of our products to become an accepted part of NSPs' service offerings or a slower than expected increase in the volume of sales by us of SLM products could materially and adversely affect our revenues. Our success in the NSP market will depend on numerous factors, many of which are outside our control. Some of these factors include:

- -        NSP and subscriber acceptance of and satisfaction with our products;

- -        the realization of operating cost efficiencies for NSPs when SLM products are deployed and our ability to demonstrate these operational benefits;

- -        subscriber demand for our products and support for our products within the NSPs' sales force;

- -        our successful development of systems and products that address the requirements for products deployed as part of an NSP's infrastructure;

- -        the timing and successful completion of integration development work by
         NSPs to incorporate our SLM functionality into their operational support system; and

- -        the absence of new technologies that make our products and systems obsolete before they can achieve broad acceptance.

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

WE MAY NOT BE ABLE TO SUCCESSFULLY NEGOTIATE A NEW BANK LINE OF CREDIT ON TERMS FAVORABLE TO US

         Our bank line of credit expired at the end of January 2001 and we have not yet negotiated a new line of credit. If we are unable to conclude negotiations on a new line of credit on terms favorable to us, and therefore do not enter into a new line of credit, our business, financial condition and results of operations could be materially and adversely affected. For example, we may be forced to pay a higher than market interest rate as well as higher fees in order to secure a new line of credit. Additionally, lenders may insist on restrictive covenants which could hamper our ability to borrow when additional liquidity is needed. If we are unable to borrow adequate funds to efficiently operate the business we might be unable to respond to competitive pressures or take full advantage of future business opportunities.

WE MAY NOT BE ABLE TO FINANCE OUR GROWTH AND CAPITAL REQUIREMENTS

         Substantial working capital is required in order to fund and continue to build our business. If we fail to do so, we will not be able to remain competitive or continue to meet the increasing demands for our products. We used the net proceeds of the initial public offering in July 1999 and our secondary offering in September 1999 for general corporate purposes, including working capital and capital expenditures. We also spent significant amounts of cash to fund operating losses and increased expenses and to respond to competitive pressures. We cannot be certain that the remaining proceeds from our offerings, together with our existing capital resources and our ability to reduce expenditures without available funding from a line of credit if we do not successfully negotiate a new line of credit, will enable us to continue to meet our capital requirements on an ongoing basis. Our capital requirements depend on several factors, including the rate of market acceptance of our products, the ability to expand our client base, the growth of our sales and marketing efforts and other factors. If capital requirements vary materially from those currently planned, we may require additional financing sooner than anticipated. We cannot be certain that additional financing will be available to us when needed or that such financing can be obtained on terms favorable to us. If adequate funds are not available or are not available on acceptable terms, we may be unable to develop or enhance our services, take advantage of future opportunities or respond to competitive pressures.

WE MAY NOT SUSTAIN REVENUE GROWTH OR BECOME PROFITABLE

         We cannot be certain that we will achieve revenue growth or realize sufficient revenues to achieve profitability. In fact, our announced forecasts for the first quarter of 2001 were for reduced quarterly revenues and a loss from operations. Excluding a one-time gain in connection with a contract renegotiation with Lucent in 1997 and the related tax effect, we had an accumulated net deficit of approximately $63.6 million during the period from August 1, 1996 through December 31, 2000. Prior to 1999 we had not been profitable in any fiscal year of operations except in 1997 when we were profitable as a result of the non-recurring gain in connection with the renegotiation of a contract with Lucent. In 1999, we had net income of $7.9 million. In 2000 we had a net loss of $34.3 million. We anticipate that we will continue to incur significant product development and selling, general and administrative expenses and, as a result, we will need to generate higher revenues to achieve and sustain profitability on an annual basis.

WE ARE DEFENDING SEVERAL SECURITIES CLASS ACTION LAWSUITS AND IF WE ARE UNSUCCESSFUL, THIS MAY HAVE AN ADVERSE EFFECT ON OUR BUSINESS

         We have several litigation matters pending, as described below, which we are vigorously defending. Due to the inherent uncertainties of the litigation process and the judicial system, we are unable to predict the outcome of such litigation. If the outcome of one or more such matters is adverse to us, it could have material adverse effect on our business, financial condition and results of operations.

         We are currently defending several securities class action lawsuits filed against us and some of our executive officers and the Chairman of our board (collectively, the "Defendants"). The suits, which have been consolidated into one action, allege that the Defendants, during the period September 28, 1999 through September 28, 2000, fraudulently or recklessly inflated the market price of Paradyne's stock by erroneously reporting that Paradyne was performing well, that product demand was solid and that inventories were properly stated. Plaintiffs seek damages in an unspecified amount for the alleged inflated stock price during the class period. We believe the claims are without merit and we intend to vigorously defend them, but the outcome cannot be predicted.

VARIOUS FACTORS COULD CAUSE OUR RESULTS TO FLUCTUATE

         Paradyne's quarterly and annual results of operations have fluctuated in the past and are likely to fluctuate significantly in the future due to a variety of factors, many of which are outside of our control. Fluctuations in our results could cause our stock price to decline substantially. Some of these factors that might affect our results of operations include:

- -        The timing and amount of, or cancellation or rescheduling of, orders for our products and services to existing and new customers. This may adversely affect our operating results in any particular quarter if we were unable to recognize revenue for a particular sale in the quarter in which such sale was expected.

- -        Our ability to develop, introduce, ship and support new products and product enhancements and manage product transitions on a timely basis. Our failure to accomplish these tasks could render our products obsolete or non-competitive, particularly since technology in our industry changes often. As a result, customers may decide to purchase competitive products, which could cause our revenues to suffer.

- -        Announcements, new product introductions and reductions in price of products offered by our competitors. These events could also cause our customers to decide to purchase the products of our competitors which would adversely affect our revenues and, therefore, our results of operations. Also, we may feel it necessary to reduce prices of our products, which could impact operating margins and net income.

- -        Our ability to achieve cost reductions. As with all companies, we constantly strive to improve our margins through reductions in our cost of sales. Failure to reduce our costs could reduce our margins which in turn could adversely affect our ability to operate profitably.

- -        Our ability to obtain sufficient supplies of sole or limited source components for our products. If we cannot obtain components for our products, we may be unable to produce sufficient quantities of our products to meet demand. As a result, our revenues could be adversely affected. This is particularly true with respect to obtaining sole or limited source components because replacement sources, if any, will take time to identify.

- -        The timing and rate of deployment of our products by NSPs. The timing and rate of deployment by NSPs can affect sales of products to these NSPs and, in turn, our operating results.

- -        Preferential pricing arrangements. We have preferential pricing arrangements with some of our customers. In our effort to win new business we may negotiate preferential pricing arrangements in the future with other customers. While these arrangements are intended to provide greater revenue, they will have a negative impact on our margins. Furthermore, because our strategy relies on entering into these arrangements in the future, if we fail to do so, our results could be below expectations.

- -        Our ability to attain and maintain production volumes and quality levels for our products. Many factors could affect our ability to maintain production volumes and quality levels. They include an inability to obtain raw materials or components, labor shortages, and the maintenance of adequate facilities for production. If we fail to maintain production volumes or quality level we may be unable to produce sufficient quantities of our products to meet demand, which would adversely affect our revenues.

- -        The mix of products sold and the mix of distribution channels through which they are sold. The mix of products sold can adversely affect our results. Margins vary within our newer and older products. If we fail to successfully sell our higher margin products, our gross margins may be lower than expected. In addition, some distribution channels have higher costs associated with sales. As a result, the mix of distribution channels may adversely affect operating income.

- -        Fluctuations in demand for our products and services, especially by our major customers. Because we are highly dependent on sales to a relatively small numbers of customers, changes in demand from those customers can have a disproportionately large effect on our revenues and results of operations. For example, direct and indirect product sales to, and services performed for, Lucent and Avaya constituted approximately 21% of our total revenues in 2000. If
         Lucent's and Avaya's demand for our products and services in future years were to decline, our revenues would suffer.

- -        Expiration of favorable supply or purchase contracts. For example, we currently have a supply agreement with Lucent which also covers Avaya, formerly part of Lucent, under which we are the exclusive supplier through June 2001 of Lucent's and Avaya's requirements for stand-alone network access products for resale. As a result, Lucent and Avaya must purchase these products from us. After the expiration of the agreement, we may be unable to negotiate a new supply agreement. If we are unable to negotiate a new supply agreement, Lucent and/or Avaya could enter into a supply agreement with another party or purchase these products from multiple providers. In either case, our sales of these products would decline substantially.

- -        Costs relating to possible acquisitions and integration of technologies or businesses. The cost to acquire technologies and businesses is substantial. In addition to the direct costs, there are significant indirect costs related to integration of personnel and technologies and potential product redesign. These costs may decrease operating income or increase operating loss if they are not offset by comparable increases in revenue.

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

OUR DEPENDENCE ON ONLY A FEW MAJOR CUSTOMERS FOR A SUBSTANTIAL PORTION OF OUR REVENUES EXPOSES US TO FINANCIAL RISKS

         We depend on a small number of customers for a substantial portion of our revenues. As a result, a loss or a significant reduction or delay in sales to any of our major customers could materially and adversely affect our revenues. Direct sales and services performed for Lucent and Avaya in 2000 accounted for approximately 20% of our total revenues. Sales to Tech Data Corporation, a distributor, in 2000 accounted for approximately 6% of our total revenues. We estimate that approximately 23% of our sales to Tech Data represented products that were resold to Lucent. Collectively, we estimate that direct and indirect sales to, and services performed for, Lucent and Avaya accounted for approximately 21% of our total revenues in 2000. Sales to Rhythms, an NSP, accounted for approximately 17% of our total revenues in 2000. Unless and until we diversify and expand our customer base, our future success will significantly depend upon certain factors which are not within our control, including:

- -        the timing and size of future purchase orders, if any, from our larger customers;

- -        the product requirements of our customers;

- -        the financial and operational success of our customers; and

- -        the success of our customers' services deployed using our products.

         Diversification and expansion of our customer base is particularly critical because of the highly competitive nature of our business. Our contracts are generally subject to annual renewal with the exception of our contracts with Lucent and several other customers, which have two to five year terms, and our customers generally do not have any obligation to purchase products solely from Paradyne. Under a supply agreement between Lucent/Avaya and Paradyne, Paradyne is the exclusive supplier of Lucent's and Avaya's requirements for stand alone network access products, such as our FrameSaver products, for resale through June 2001. Upon the expiration of this supply agreement, we cannot be certain that a new agreement will be negotiated or of the amount of future purchases, if any, from Lucent or Avaya of our products.

WE COMPETE IN HIGHLY COMPETITIVE MARKETS AND COMPETITION COULD HARM OUR ABILITY TO SELL PRODUCTS AND SERVICES

         The telecommunications market is highly competitive. We compete directly with other providers of broadband and narrowband access equipment. Due to increasing competition, we may be forced to reduce the sales prices of many of our products in order to remain competitive. If we are unable to counter these price declines with reductions in manufacturing costs in order to compete effectively in the market for our products or services, our revenue and future profitability could be materially and adversely affected. We believe that competition may increase substantially as the introduction of new technologies, deployment of broadband networks and potential regulatory changes create new opportunities for established and emerging companies in the industry. We expect that competition for products that address the broadband access market will grow as more established and new companies focus on this market.

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

         Our markets are characterized by increasing consolidation both within the data communications sector and by companies combining or acquiring data communications products and technology for delivering voice-related services, as exemplified by the acquisitions of Ascend by Lucent, Diamond Lane by Nokia and Xylan by Alcatel. We cannot be sure of the impact of any of these acquisitions on the competitive environment for our products. Increased competition and consolidation could result in price reductions and a decrease in our market share.

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

OUR STOCK PRICE MAY BE VOLATILE

         The trading price of our common stock could be subject to wide fluctuations in response to various factors, some of which are beyond our control, such as:

- -        actual or anticipated variations in quarterly results of operations;

- -        changes in intellectual property rights of Paradyne or our competitors;

- -        announcements of technological innovations;

- -        the introduction of new products or changes in product pricing by
         Paradyne or our competitors;

- -        changes in financial estimates by securities analysts;

- -        announcements of significant acquisitions, strategic partnerships, joint ventures or capital commitments by us or our competitors; and

- -        additions or departures of key personnel; and

- -        generally adverse market conditions.

OUR ABILITY TO SUSTAIN OR GROW OUR BUSINESS MIGHT BE HARMED IF WE LOSE SALES OF ACCESS PRODUCTS TO LUCENT

         We have a relationship with Zhone Technologies, Inc. through which we have exclusive distribution rights through April 2005 for Zhone's IMACS system, which we market to Lucent and AT&T under the name Acculink Access Controller. We have also entered into a supply and exclusivity agreement with Lucent under which we are the exclusive supplier of Lucent's requirements for various access products, such as the Acculink Access Controller, for resale through June 2001. Sales of Acculink Access Controller accounted for greater than 10% of our total revenues during each of 1998, 1999 and 2000. Our revenues would be adversely affected if Zhone fails to meet its obligations under the agreement or if Lucent or AT&T were to substantially reduce or discontinue their orders of Acculink Access Controller.

OUR DEPENDENCE ON DEVELOPMENT RELATIONSHIPS COULD THREATEN OUR ABILITY TO SELL PRODUCTS

         Our success is dependent upon our continued relationship with certain companies, including Lucent, GlobeSpan, NetScout and Alcatel. If any of these companies breaches or terminates its agreement or fails to perform its obligations under its agreement or if we fail to renegotiate a new agreement upon the expiration of any agreement, we might not be able to sustain or grow our business. In particular, if any of these companies, other current corporate partners or future corporate partners discontinue their support of products that we have developed in cooperation with them, fail to continue to develop product enhancements required to meet customer demand, fail to appropriately address performance issues related to products that we have developed in cooperation with them, face claims of infringement of third party intellectual property rights with respect to the technology included in products that we have developed in cooperation with them or fail to continue to support joint marketing programs, our ability to sell products that we have developed in cooperation with them would be hampered. Additionally, in the event that any of our significant relationships are terminated, we may not be able to replace them in a timely manner, if at all.

MANAGEMENT AND OUR SINGLE LARGEST STOCKHOLDER MAY LIMIT YOUR ABILITY TO INFLUENCE THE OUTCOME OF DIRECTOR ELECTIONS AND OTHER STOCKHOLDER MATTERS

         Our executive officers, directors and principal stockholders and their affiliates beneficially owned approximately 47% of our outstanding shares of common stock, as of March 15, 2001. As a result, these stockholders, if acting together, would be able to effectively control substantially all matters requiring approval by our stockholders.

         Entities associated with Texas Pacific Group owned approximately 34% of our outstanding shares of common stock as of March 15, 2001 and may be able to exercise control over Paradyne, subject to the fiduciary duties of its representatives on the board of directors under Delaware law. The interests of Texas Pacific Group may not always coincide with the interests of other stockholders. Texas Pacific Group, through its representatives on the board of directors, could cause us to enter into transactions or agreements which we would not otherwise consider absent Texas Pacific Group's influence.

WE DEPEND ON SOLE AND SINGLE SOURCE SUPPLIERS WHICH EXPOSES US TO POTENTIAL SUPPLY INTERRUPTION

         We currently purchase a number of important parts, such as framers, semiconductors and embedded communications processors, from sole source vendors for which alternative sources are not currently available. Delays or interruptions in the supply of these components result in delays or reductions in product shipments. The purchase of these components from outside suppliers on a sole source basis subjects us to risks, including the continued availability of supplies, price increases and potential quality assurance problems. We currently purchase key components for which there are currently no immediate substitutes available from approximately 47 vendors. All of these components are critical to the production of our products. While alternative suppliers may be available to us, we must first identify these suppliers and qualify them. We cannot be certain that any such suppliers will meet our required qualifications or that we will be able to identify alternative suppliers in a timely fashion, if at all. We may not be able to obtain sufficient quantities of these components on the same or substantially the same terms. Consolidations involving suppliers could further reduce the number of alternatives for us and affect the cost of such supplies. An increase in the cost of such supplies could make our products less competitive with products which do not incorporate such components. Lower margins or less competitive product pricing could materially and adversely affect our business, financial condition and results of operation.

IF WE ARE UNABLE TO ATTRACT AND RETAIN KEY PERSONNEL AND A SKILLED WORKFORCE, WE MAY NOT BE ABLE TO SUSTAIN OR GROW OUR BUSINESS

         Our success depends to a significant degree upon the continued contributions of the principal members of our sales, engineering and management personnel, many of whom would be difficult to replace. The loss of such personnel could materially and adversely affect our business, financial condition and results of operations. Specifically, we believe that our future success is highly dependent on our senior management, and in particular on Sean Belanger, President and Chief Executive Officer. Except for agreements with Messrs. Belanger and Murphy, we do not have employment contracts with our executive officers. In any event, employment contracts would not prevent key personnel from terminating their employment with us.

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

WE RELY HEAVILY ON DISTRIBUTORS AND RESELLERS

         We estimate that in 2000 over 40% of our sales were made through distributors and resellers. We often rely on distributors and resellers to provide installation, training and customer support to the ultimate end users of our products. As a result, our success depends on the continued sales and customer support efforts of our network of distributors and resellers. Any reduction, delay or loss of orders from our significant distributors or resellers could materially and adversely affect our revenues.

OUR RELIANCE ON INTERNATIONAL SALES MAY MAKE US SUSCEPTIBLE TO GLOBAL ECONOMIC FACTORS, FOREIGN TAX LAW ISSUES AND CURRENCY FLUCTUATIONS

         We currently have 9 sales offices and subsidiaries in North America, Europe and Asia through which we market and sell our products. Our international operations subject us to risks to which we would not otherwise be exposed. These risks may cause our results of operations to fluctuate. For example, sales to customers outside of the United States accounted for approximately 20% of revenues in 1998, 18% of revenues in 1999 and 23% of revenues in 2000. This increase was primarily due to the increased sales in 2000 to Dreamline, an NSP in Korea. Our international operations subject us to risks to which we would not otherwise be exposed, such as:

- -        impact of recessions in economies outside of the United States;

- -        currency exchange rate fluctuations;

- -        political and economic instability;

- -        policy, legal, regulatory or other changes affecting the
         telecommunications and data communications markets;

- -        uncertain intellectual property rights protection;

- -        potential adverse tax consequences;

- -        change in tariffs; and

- -        difficulties in accounts receivable collection.

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

A FAILURE BY US TO PROTECT OUR TECHNOLOGY MAY ADVERSELY AFFECT OUR ABILITY TO COMPETE

         Our success and ability to compete is substantially dependent upon our technology. A failure to protect our technology could result in competitors offering similar products potentially resulting in a loss of competitive advantage and decreased revenues. We rely on a combination of patent, trademark, copyright and trade secret laws and non-disclosure agreements to protect such technology. Currently, we hold over 185 United States patents and have over 95 United States patent applications pending. However, we cannot be certain that patents will be issued with respect to any of our pending or future patent applications. In addition, we do not know whether any of our issued patents will be upheld as valid or that they will prevent the development of competitive products.

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

         We are also subject to the risk of adverse claims and litigation alleging infringement of the intellectual property rights of others.. These claims may require us to enter into license arrangements or may result in protracted and costly litigation, regardless of the merits of such claims. We may not be able to obtain necessary licenses on commercially reasonable terms, if at all. From time to time, we receive and have received letters from others requesting licenses or indicating that our products may require a license. These letters are not uncommon in the industry, and these letters are dealt with according to normal business practices. In some cases these letters are followed up with formal legal action. For example, in July 2000,a third party filed suit against us and approximately ninety other defendants. The suit alleges that all the defendants are violating more than a dozen patents owned by the third party which allegedly covers the field of "machine vision" used extensively in pick-and-place manufacturing of circuit boards and bar code scanning. We purchase this equipment from vendors, who we believe may have an obligation to indemnify us in the event that the equipment infringes any third party patents. The complaint does not specify which defendants or activities allegedly violated which particular patents. We have responded with a Motion for More Definite Statement designed to identify the allegedly infringing activities as well as the particular patents and claims allegedly being infringed by us. We cannot assure you that we will prevail in this action and any adverse outcome could require us, among other things, to pay royalties to the third party patent owner. Given the lack of specificity in the complaint, it is not currently possible to calculate the potential for, or extent of, any liability resulting from this claim. We also cannot assure you that we will not receive other claims alleging infringement in the future.

SHOULD WE SELL A SUBSTANTIAL NUMBER OF SHARES OF OUR COMMON STOCK IN THE PUBLIC MARKET, THE PRICE OF OUR COMMON STOCK COULD FALL

         Sales of a substantial number of shares of our common stock in the public market could cause the market price of our common stock to decline and could impair our ability to raise additional capital through the sale of equity securities. As of March 15, 2001, we had approximately 32,525,443 shares of common stock outstanding, of which over 99% are freely transferable without restriction or registration under the Securities Act, unless such shares are held by our affiliates, as that term is defined in Rule 144 under the Securities Act. Restricted shares held by non-affiliates will be eligible for sale under Rule 144(k) without volume and manner of sale restrictions. In addition, we have filed registration statements on Form S-8 with the Securities and Exchange Commission covering the 16,579,346 shares of common stock reserved for issuance under our 1996 Equity Incentive Plan, 1999 Employee Stock Purchase Plan, 2000 Broad-Based Stock Plan and 1999 Non-Employee Directors' Stock Option Plan.

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

CHANGES TO REGULATIONS AFFECTING THE TELECOMMUNICATIONS INDUSTRY COULD REDUCE DEMAND FOR OUR PRODUCTS

         If our NSP customers are required to comply with new laws, new regulations or new interpretations of existing laws or regulations, or if they are required to comply with additional existing regulations due to changes in the nature of their services, those changes could materially and adversely affect the market for our products. A large percentage of our customers are NSPs whose voice services, and many of their other network services, must comply with the Communications Act of 1934, the Telecommunications Act of 1996 and regulations prescribed by the FCC. Furthermore, most of our NSP customers' voice services are subject to regulation by state public utilities commissions. Some of our NSP customers are subject to foreign government regulation. Many of these federal, state and foreign regulations continue to evolve due to ongoing judicial and administrative proceedings, particularly those federal regulations designed to define rights and obligations under the Telecommunications Act of 1996. From time to time, the FCC or regulatory bodies may propose legislation or adopt rules, regulations or polices that could affect our business, either beneficially or adversely, such as by increasing competition or affecting the cost of our operations. The recent change in FCC leadership introduces further risk of policy shifts or changes to regulations which may favor or impede competition in the U.S. NSP markets. We cannot predict the impact of future regulatory actions on our operations.

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

WE RELY UPON DISTRIBUTIONS, DIVIDENDS AND LOANS FROM OUR SUBSIDIARIES IN ORDER TO MEET OUR OBLIGATIONS AND COMMITMENTS

         As a holding company, we have no operations of our own. If our subsidiaries are unable to pay dividends or make loans or other distributions to us, we may not be able to meet obligations and debts that we incur, and the market price of our common stock could be adversely affected. In connection with any new line of credit facility, our operating subsidiary Paradyne Corporation and its subsidiaries could be restricted from paying dividends and making loans and other distributions.

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

OUR CORPORATE CHARTER AND BYLAWS MAY DISCOURAGE TAKE-OVER ATTEMPTS AND DEPRESS THE MARKET PRICE OF OUR STOCK

         Provisions in our restated certificate of incorporation and bylaws may have the effect of delaying or preventing a change of control or changes in our management. These provisions include:

- -        the right of the board of directors to elect a director to fill a vacancy created by the expansion of the board of directors;

- -        the ability of the board of directors to alter our bylaws without obtaining stockholder approval;

- -        the requirement that at least 50% of the outstanding shares of common stock are needed to call a special meeting of stockholders;

- -        the division of the board of directors into three classes, with each class serving staggered three-year terms; and

- -        the requirement that all actions by stockholders must be effected at a duly called meeting of the stockholders and may not be effected by a consent in writing.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We do not engage in investing in or trading market risk sensitive instruments. We also do not purchase, for investing, hedging, or for purposes "other than trading", instruments that are likely to expose us to market risk, whether interest rate, foreign currency exchange, commodity price or equity price risk, except as noted in the following paragraph. We have not entered into any forward or futures contracts, purchased any options or entered into any interest rate swaps. Additionally, we do not currently engage in foreign currency hedging transactions to manage exposure for transactions denominated in currencies other than U.S. dollars

         If we were to successfully negotiate and borrow from a revolving line of credit facility, we would be exposed to changes in interest rates. We are also exposed to changes in interest rates from investments in some held-to maturity securities. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Our consolidated financial statements for each of the fiscal years in the three-year period ended December 31, 2000, together with the report thereon of PricewaterhouseCoopers LLP dated January 19, 2001, are included in this report commencing on page F-1 and are listed under Part IV, Item 14 in this report.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The following table sets forth certain information for the persons who are members of the board of directors or who are executive officers of our company.

                   NAME                                 AGE                                    POSITION
                   ----                                 ---                                    --------
Sean E. Belanger..............................           45           President and Chief Executive Officer; Director (term
                                                                      expires 2001)
Patrick M. Murphy.............................           44           Senior Vice President, Chief Financial Officer, Treasurer
                                                                      and Secretary
John A. Koehler...............................           54           Senior Vice President and General Manager - DSL and
                                                                      World Wide Service
Thomas E. Epley...............................           60           Chairman, Board of Directors (term expires 2003), Audit
                                                                      Committee member
David Bonderman...............................           58           Director (term expires 2003)
Keith B. Geeslin..............................           48           Director (term expires 2001); Audit Committee member
Andrew S. May.................................           40           Director (term expires 2002)
David M. Stanton..............................           38           Director (term expires 2002); Compensation Committee member
William R. Stensrud...........................           50           Director (term expires 2002); Compensation Committee member
Peter F. Van Camp.............................           45           Director (term expires 2001); Audit Committee member

         Sean E. Belanger has served as Chief Executive Officer and President since December 2000, when he also became a director. From April 2000 to December 2000 he served as Paradyne's President and Chief Operating Officer. From June 1997 to May 2000 he served as Senior Vice President of World Wide Sales. From November 1996 to May 1997, he served as Vice President and General Manager of 3Com Corporation's Network Service Provider division. From September 1992 to November 1996, he was Vice President of Sales for Primary Access Corporation. Mr. Belanger holds a B.S. in business management from Virginia Polytechnic Institute and State University.

         Patrick M. Murphy has served as Senior Vice President, Chief Financial Officer and Treasurer since August 1996 and Secretary since August 2000. He also has served as a director and Vice President, Chief Financial Officer, and Treasurer of Paradyne Credit Corp. since August 1996. From August 1996 to July 1998 he served as Vice President, Treasurer and Chief Financial Officer of GlobeSpan, Inc. From January 1987 to August 1996, he served as Chief Financial Officer of Continental Broadcasting, Ltd., a television and radio broadcast company. Mr. Murphy holds a B.S./B.A. in finance from John Carroll University and is a certified public accountant.

         John A. Koehler has served as Senior Vice President and General Manager - DSL and WorldWide Service since January 2, 2001. From February 2000 to January 2001, Mr. Koehler was a consultant to Equant Corp. From 1993 until August 1999, Mr. Koehler served as President and Chief Executive Officer of TechForce Corp., which was acquired by Equant in August 1999. Mr. Koehler holds a B.S. in Business Administration from the University of Missouri.

         Thomas E. Epley has served as the Chairman of the board of directors since August 1996. He also served as President from August 1996 to December 1996 and Chief Executive Officer from August 1996 to May 1997. From August 1996 to April 1997, Mr. Epley was Chief Executive Officer and President of GlobeSpan, Inc. He has served as a director of GlobeSpan since August 1996 and was Chairman of the board of directors from August 1996 to March 1999. He has served as a director and President and Chief Executive Officer of Paradyne Credit Corp. since August 1996. From 1993 to 1996, he was a director of Carlton Communications. From 1991 to 1996, he served as Chairman and Chief Executive Officer of Technicolor, a provider of services and products to the entertainment industry. He is also a limited partner in Communication Partners, L.P. Mr. Epley holds a B.S. degree in mechanical engineering from the University of Cincinnati and a M.B.A. from the Kellogg School of Northwestern University.

         David Bonderman has served as a director of Paradyne since June 1999. Mr. Bonderman has been a managing partner of Texas Pacific Group, a limited partner in Communication Partners, L.P., since its formation in 1992. Prior to forming Texas Pacific Group, Mr. Bonderman had served as the Chief Operating Officer of the Robert M. Bass Group, Inc. since 1983. He is a director of several public and privately held companies including Continental Airlines, Inc., Bell & Howell, Inc., Ducati Motor Holding, S.p.A., Costar Realty Information Inc., Denbury Resources, Inc., Washington Mutual, Inc., Oxford Health Plans, Inc., UroGenesys, Inc., J. Crew Group, Inc., Ryanair Ltd., Punch Group Ltd., Korean First Bank, eVolution Global Managing Partners, LDC, ON Semiconductor Corporation, Seagate Technology, Inc. and Magellan Health Services, Inc. Mr. Bonderman holds a B.A. degree from the University of Washington and a J.D. from Harvard Law School.

         Keith B. Geeslin has served as a director of Paradyne since June 1999. Mr. Geeslin is a general partner of The Sprout Group, a venture capital firm, where he has been employed since July 1984. In addition, he is a general or limited partner in a series of investment funds associated with The Sprout Group, a division of DLJ Capital Corporation, which is a subsidiary of Credit Suisse First Boston (USA), Inc. The Sprout Group are direct and indirect equity owners in Communication Partners, L.P. Mr. Geeslin is also a director of Rhythms NetConnections Inc., GlobeSpan, Inc., Innoveda, Inc. and several privately held companies. Mr. Geeslin received a B.S. degree in electrical engineering from Stanford University, an M.A. degree in philosophy, politics and economics from Oxford University and a M.S. degree in engineering and economic systems from Stanford University.

         Andrew S. May is the past President and Chief Executive Officer of Paradyne. He has been a director since January 1997. He served as President from December 1996 until April 2000 and as Chief Executive Officer from May 1997 until December 2000. From October 1995 to November 1996, he served as Vice President and General Manager of 3Com Corporation's Network Service Provider division. From April 1992 to October 1995, Mr. May served as Vice President of Marketing for Primary Access Corporation, which was acquired by 3Com in 1995. Mr. May holds a B.A. in economics from the University of New Hampshire.

         David M. Stanton has served as a director of Paradyne since August 1996. Mr. Stanton is currently the founding partner of Francisco Partners, an investment partnership specializing in private equity investments in technology companies. From 1994 until August 1999, Mr. Stanton was a partner of Texas Pacific Group, a limited partner in Communication Partners, L.P. During this time, he also served as Vice President of TPG Advisors, Inc. and as President of Communication Genpar, Inc., entities affiliated with Communication Partners, L.P. Prior to joining Texas Pacific Group, Mr. Stanton was a venture capitalist with Trinity Ventures, where he specialized in information technology, software and telecommunications investing. Mr. Stanton currently serves as a director of ON Semiconductor Corporation, firstMARCH, Inc., GlobeSpan, Inc. and several private companies, including Paradyne Credit Corp., an affiliated entity of Paradyne. Mr. Stanton holds a B.S. in chemical engineering from Stanford University and an M.B.A. from the Stanford Graduate School of Business.

         William R. Stensrud has served as a director of Paradyne since June 1996. Mr. Stensrud has been a general partner at the venture capital investment firm of Enterprise Partners since January 1997. From February 1997 to June 1997, he served as President and Chief Executive Officer of Rhythms NetCommunications, Inc., a network service provider. From January 1992 to July 1995, Mr. Stensrud served as President and Chief Executive Officer of Primary Access Corporation which was acquired by 3Com Corporation, and where Mr. Stensrud remained as an executive at Primary Access Corporation through March 1996. Mr. Stensrud is a director of several public and privately held companies, including iAsiaWorks, Inc., Packeteer, Inc., Rhythms NetCommunications, Inc. and Juniper Networks, Inc. Mr. Stensrud holds a B.S. in electrical engineering and computer science from the Massachusetts Institute of Technology.

         Peter F. Van Camp has served as a director of Paradyne since June 1999. Since May 2000, Mr. Van Camp has served as Chief Executive Officer and director of Equinix, Inc., a leading provider of internet business exchange centers. He was formerly the President of

Internet Markets for UUNET, the Internet division of MCI WorldCom. Prior to joining MCI WorldCom, Mr. Van Camp served as an executive at CompuServe, Inc. and President of CompuServe Network Services. Mr. Van Camp holds a B.S. degree in accounting and computer science from Boston College.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         The United States securities laws require our directors, executive officers and any persons who beneficially own more than 10% of our common stock to file with the SEC and the Nasdaq Stock Market initial reports of ownership and subsequent reports of changes in ownership. To our knowledge, based solely on a review of the copies of the reports furnished to us and written representations that no other reports were required, during fiscal 2000 all directors, executive officers and beneficial owners of more than 10% of our common stock made all required filings.

ITEM 11.  EXECUTIVE COMPENSATION.

         The following table summarizes the compensation paid or accrued by us in each of the fiscal years ended December 31, 1998, 1999 and 2000 with regard to Sean E. Belanger, our President and Chief Executive Officer, and Patrick M. Murphy, our other executive officer as of December 31, 2000 whose annual compensation and bonus was $100,000 or more for 2000. This table also includes the compensation information for Andrew S. May, our former President and Chief Executive Officer, who resigned in December 2000, and James L. Slattery and Frank J. Wiener, who would have been named executive officers but for the fact they were not serving as executive officers at December 31, 2000. We refer to these executives as the named executive officers. This table does not include information for John A. Koehler who began serving as an executive officer in January 2001 with an expected annual salary and bonus in 2001 of approximately $200,018 and $70,000, respectively.

                           SUMMARY COMPENSATION TABLE


                                                                                              LONG-TERM
                                                                                             COMPENSATION
                                                                                                AWARDS
                                                              ANNUAL COMPENSATION(1)         ------------
                                                     -------------------------------------    SECURITIES
                                                      FISCAL                                  UNDERLYING        ALL OTHER
NAME AND PRINCIPAL POSITION                            YEAR       SALARY($)     BONUS($)      OPTIONS(#)      COMPENSATION($)
- ---------------------------                          --------   -----------    -----------    ----------      ---------------

Sean E. Belanger...............................       2000       219,402(2)        55,833       2,050,000        306(3)
     President, Chief Executive Officer;              1999       200,838(2)       126,656          80,000        389(3)
     Director                                         1998       200,018(2)       114,000              --        492(3)

Patrick M. Murphy..............................       2000       225,663(4)        70,000         740,000        211(5)
     Senior Vice President, Chief Financial           1999       224,396(4)        51,335         110,000        383(5)
     Officer, Treasurer and Secretary                 1998       223,628(4)        51,335              --        479(5)

Andrew S. May..................................       2000       327,333(6)        50,000         200,000        333(7)
     Former President, Chief Executive Officer;       1999       330,678(6)       148,675              --        492(7)
     Director                                         1998       323,094(6)        97,425              --        536(7)

James L. Slattery .............................       2000        75,683(8)       101,688              --        393(9)
     Former Senior Vice President, Chief Legal        1999       198,382           71,569              --      2,573(9)
     and Intellectual Property Officer and            1998       197,002           71,569              --      2,155(9)
     Corporate Secretary

Frank J. Wiener ...............................       2000       181,394           50,000         280,000        142(10)
     Former Vice President of Broadband Access        1999       180,524           31,725         100,000        209(10)
     Products                                         1998       180,024           20,750          37,500        230(10)

- ---------

(1) In accordance with the rules of the SEC, the compensation described in this table does not include medical, group life insurance or other benefits which are available generally to all salaried employees of Paradyne and other perquisites and personal benefits received which do not exceed the lesser of $50,000 or 10% of any officer's salary and bonus disclosed in this table.

(2) Includes $38,333, $60,000 and $47,344 contributed to the Key Employee Stock Option Plan for the years 2000, 1999 and 1998 respectively.
(3) Mr. Belanger received life insurance benefits during 2000, 1999 and 1998.
(4) Includes $100,000, $29,999 and $60,000 contributed to the Key Employee Stock Option Plan for the years 2000, 1999 and 1998 respectively.
(5) Mr. Murphy received life insurance benefits during 2000, 1999 and 1998.
(6) Includes $132,871, $183,822 and $139,552 contributed to the Key Employee Stock Option Plan for the years 2000, 1999 and 1998 respectively.
(7) Mr. May received life insurance benefits during 2000, 1999 and 1998.
(8) Mr. Slattery worked only 25 hours per week through his retirement in August 2000.
(9) Mr. Slattery received life insurance benefits during 2000, 1999 and 1998.
(10) Mr. Wiener received life insurance benefits during 2000, 1999 and 1998.

OPTION GRANTS

         The following table provides information with regard to stock option grants to the named executive officers pursuant to The Amended and Restated 1996 Equity Incentive Plan, or the 1996 Plan, and the 2000 Broad-Based Plan, or the Broad-Based Plan, during 2000. With certain exceptions noted below, most options expire ten years from the date of grant and become exercisable at the rate of 25% on the first anniversary of the grant date and 6.25% every three months thereafter, for full vesting after four years.


                                                         OPTION GRANTS IN LAST FISCAL YEAR
                                             PERCENT OF
                                               TOTAL                                        POTENTIAL REALIZABLE VALUE
                         NUMBER OF            OPTIONS                                         AT ASSUMED ANNUAL RATES
                        SECURITIES           GRANTED TO     EXERCISE                        OF STOCK PRICE APPRECIATION
                        UNDERLYING           EMPLOYEES      OR BASE                               FOR OPTION TERM
                         OPTIONS             IN FISCAL       PRICE        EXPIRATION        ----------------------------
NAME                    GRANTED(#)            YEAR(1)        ($/SH)          DATE              5%($)            10%($)
- ----------------        ----------           ----------     --------      ----------        ----------        ----------

Sean E. Belanger          850,000                8.00        25.0000      04/04/2010        13,634,011        33,867,027
                        1,200,000(2)            11.30         1.6250      12/07/2010         1,226,345         3,107,798

Patrick M. Murphy         310,000                2.92        25.0000      04/04/2010         4,873,933        12,351,504
                          430,000(2)             4.05         1.6250      12/07/2010           439,440         1,113,628

Andrew S. May             200,000(3)             1.88         1.6250      06/08/2002           204,391           517,966

James L. Slattery              --                  --             --              --                --                --

Frank J. Wiener           100,000                0.94        25.0000         3/13/01(4)      1,572,237         3,984,356
                          180,000                1.70         3.6250         3/13/01(4)        410,354         1,039,917

(1) Options to purchase a total of 10,619,121 shares of common stock were granted to employees in fiscal 2000 under our 1996 Plan and Broad-Based Plan.
(2) Options vest in equal monthly installments over thirty-six months beginning one month from the date of grant.
(3) One-half of the options vest on March 8, 2001 and the remaining one-half vest on June 8, 2001.
(4) Mr. Wiener resigned from Paradyne effective as of March 13, 2001 and all of his unvested options expired immediately.

         Amounts reported in the last two columns represent hypothetical amounts that may be realized upon exercise of options immediately prior to the expiration of their term, assuming the specified compounded rates of appreciation of the common stock over the term of the options. The numbers shown in these two columns are calculated based on SEC rules and do not reflect our estimate of future stock price growth. Actual gains, if any, on stock option exercises and common stock holdings depend on the timing of such exercises and the future performance of the common stock. We do not guarantee that the rates of appreciation assumed in these two columns can be achieved or that the amounts reflected will be received by the named executive officers. The two columns do not take into account any appreciation of the price of the common stock from the date of grant to the current date.

OPTION EXERCISES AND FISCAL YEAR-END OPTION VALUES

         The following table sets forth information regarding (1) the number of shares of common stock received upon exercise of options by the named executive officers during 2000, (2) the net value realized upon such exercise, (3) the number of unexercised options held at December 31, 2000 and (4) the aggregate dollar value of unexercised options held at December 31, 2000. The net value realized upon exercise is equal to the difference between the option exercise price and the fair market value of our common stock at the date of exercise or at fiscal year end. The closing sale price of our common stock on the Nasdaq National Market on December 29, 2000 was $1.8125 per share.

              AGGREGATED OPTION EXERCISES IN THE LAST FISCAL YEAR
                       AND FISCAL YEAR-END OPTION VALUES


                                                                      NUMBER OF SECURITIES            VALUE OF UNEXERCISED
                              SHARES                             UNDERLYING UNEXERCISED OPTIONS      IN-THE-MONEY OPTIONS AT
                             ACQUIRED                               AT DECEMBER 31, 2000(#)            DECEMBER 31, 2000($)
                                ON                VALUE          ------------------------------     -------------------------
NAME                        EXERCISE(#)         REALIZED($)        EXERCISABLE/UNEXERCISABLE        EXERCISABLE/UNEXERCISABLE
                            -----------         -----------      ------------------------------     -------------------------

Sean E. Belanger               80,000            2,567,500              102,500 / 2,147,500                 -- /225,000
Patrick M. Murphy              80,000            2,560,000               56,250 / 818,750                   -- / 80,625
Andrew S. May                      --                   --            1,225,000 / 200,000                   -- / 37,500
James L. Slattery              45,000              352,502                   -- / --                        -- / --
Frank J. Wiener                15,150              497,778               28,131 / 364,219                   -- / --

DIRECTOR COMPENSATION

         Upon the commencement of their service as directors, we grant each of our non-employee directors an option to purchase 10,000 shares of common stock under our 1999 Non-Employee Directors Stock Option Plan. For each year they continue to serve and attend at least 75% of the regularly scheduled meetings of the board of directors and the committees of which they are a member during that year, we grant each director an additional option to purchase 5,000 shares of common stock. Options granted under the 1999 Non-Employee Director Stock Option Plan upon the commencement of service as a director may, at the discretion of the board of directors, be fully vested on the grant date or be vested as to 50% of the shares with the remaining 50% vesting on the first anniversary of the grant date. No option granted under the 1999 Non-Employee Director Stock Option Plan may have a term in excess of ten years from the date on which it was granted. The exercise price of options granted under the 1999 Non-Employee Director Stock Option Plan will equal the fair market value of the common stock on the date of grant.

         As of March 15, 2001, 100,000 options to purchase common stock had been granted pursuant to the 1999 Non-Employee Director Stock Option Plan, of which options to acquire 50,000 shares were outstanding on such date.

         Since July 15, 1999, our non-employee directors have received $1,500 for participation in meetings of the board of directors and $750 for participation in committee meetings held on days other than those on which the board of directors are held. We paid a total of $34,500 in directors' fees in 2000.

         We do not compensate directors who are also our employees for their service as directors.

EMPLOYMENT AGREEMENTS

         We are a party to employment agreements with Andrew S. May, Sean E. Belanger and Patrick M. Murphy. Mr. May's employment agreement was amended as of December 8, 2000 to reflect the change in his role from Chief Executive Officer to Director of Strategy, through June 8, 2001. Under this amended agreement, Mr. May is entitled to receive a monthly base salary of $16,667 and is eligible to participate in all benefits plans that are applicable to our officers. Pursuant to his amended employment agreement, Mr. May was granted an option to purchase 200,000 shares of Paradyne common stock at a price equal to the fair market value of our stock on the date of grant. This option vests over a period of six months, but will become fully vested upon an earlier change in control or if Mr. May's employment is terminated without cause. This new option, along with all of his options that were vested as of December 8, 2000, will remain exercisable until June 8, 2002 (or for a period of 12 months following his voluntary resignation or termination for cause). Either party may terminate the agreement at any time for any reason. If we terminate the agreement without cause or if Mr. May terminates the agreement due to a material breach by us, he will be entitled to his base salary through June 8, 2001 and any other unpaid benefits to which he is otherwise entitled.

         The employment agreements with Messrs. Murphy and Belanger, dated as of December 8, 2000, replace their former employment agreements. Under his new agreement, Mr. Belanger serves as President and Chief Executive Officer, and Mr. Murphy serves as Senior Vice President, Chief Financial Officer, Treasurer and Secretary. Each of the new agreements has a term of one year with automatic daily extensions. Under the agreement, the officer is entitled to an annual base salary (currently $330,000 in the case of Mr. Belanger and $225,810 in the case of Mr. Murphy) and an annual performance bonus opportunity (currently $150,000 in the case of Mr. Belanger and $70,000 in the case of Mr. Murphy), and he is entitled to participate in all incentive, savings, retirement and welfare plans provided by Paradyne to its senior executive officers generally. Pursuant to his employment agreement, the executive was granted stock options to acquire shares of Paradyne common stock (1,200,000 shares in the case of Mr. Belanger and 430,000 shares in the case of Mr. Murphy) at an exercise price equal to the fair market value of the underlying shares on the date of grant. The options vest in equal monthly installments over a 36-month period, provided that, upon the earlier occurrence of a change in control, the options will vest immediately as to a portion of the shares (those that would have vested in the next 12 months with respect to Mr. Belanger, and one-half of the unvested options in the case of Mr. Murphy), and as to another portion of the shares if the officer's employment is terminated under certain conditions within one year after the change in control (those that would have vested in the 24 months after the change in control with respect to Mr. Belanger, and the remainder of the unvested shares with respect to Mr. Murphy). In addition, pursuant to the new employment agreement, all of the officer's other options that were outstanding on December 8, 2000 were amended to provide that upon the officer's termination of employment due to his death, disability or retirement, or his termination without cause or voluntary resignation for any reason, such options will remain exercisable for 12 months. Either party to the employment agreements may terminate the agreement at any time for any reason. If we terminate the officer's employment without cause or if he resigns for good reason, he will receive (i) a prorated target annual bonus for the year of termination, (ii) a severance payment equal to one year's salary, and (iii) reimbursement for the cost of twelve months of continued health insurance coverage under COBRA. Each of the employment agreements provides for a limitation of severance and other benefits to the extent necessary to avoid the imposition of a golden parachute excise tax, but only if such limitation would result in a more favorable after-tax result for the officer. The employment agreements contain covenants against the disclosure of confidential information or the solicitation of Paradyne's customers or employees for a period of six months after the officer's termination of employment.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         The Compensation Committee consists of David M. Stanton and William R. Stensrud. Mr. Stanton was the sole director and president of Communication GenPar, Inc. from 1996 until August 12, 1999. Until August 12, 1999, he had a pecuniary interest in the Paradyne shares formerly held by Communications Partners, L.P. Mr. Stanton was also a partner of Texas Pacific Group, which organized TPG Partners, L.P. and TPG Parallel I, L.P.

         Mr. Stensrud has a pecuniary interest in the Paradyne shares formerly held by Communication Partners, L.P. In May 1999, Communication Partners, L.P. distributed its shares to its limited partners and general partner. Mr. Stensrud and the Stensrud Family Trust are limited partners of Communication Partners, L.P. and received an aggregate of 533,476 shares in the distribution.

         Mr. Stanton serves as a director of Globespan, Inc. and Paradyne Credit Corp. and Mr. Stensrud serves as a director of Rhythms NetConnections, Inc. For a description of transactions involving Communication Partners, L.P., Paradyne Credit Corp., Globespan and Rhythms NetConnections, see the "Item 13. Certain Relationships and Related Transactions" below.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth information as of March 15, 2001 regarding the beneficial ownership of our voting stock by each person known by us to own more than 5% of any class of our voting securities, each director, each executive officer named in the Summary Compensation Table, John A. Koehler who became an executive officer in January 2001 and all directors and executive officers as a group.

         Pursuant to Securities and Exchange Commission rules, the number of shares of common stock beneficially owned by a specified person or group includes shares of our common stock subject to options that are presently exercisable or exercisable within 60 days after March 15, 2001. Such shares are deemed to be outstanding for the purpose of computing the percentage of the class beneficially owned by such person or group, but are not deemed to be outstanding for the purpose of computing the percentage of the class beneficially owned by any other person or group.

         The persons named in the table gave us the stock ownership information about themselves. Except as explained in the footnotes below, the named persons have sole voting and investment power with regard to the shares shown as beneficially owned by them.


                                                                          AMOUNT AND NATURE OF BENEFICIAL OWNERSHIP
                                                                          -----------------------------------------
                                                                               TOTAL                        PERCENT
                                                                            COMMON STOCK                   OF CLASS
                                                                          BENEFICIALLY OWNED                OWNED
                                                                          ------------------               --------
Five Percent Stockholders
- -------------------------
Texas Pacific Group (1).......................................              10,982,870                      33.77%
     201 Main Street
     Suite 2420
     Fort Worth, Texas  76102
State of Wisconsin Investment Board...........................               1,820,291                       5.60
     P.O. Box 7842
     Madison, Wisconsin 53707

Executive Officers and Directors
- --------------------------------
     Andrew S. May (2)........................................               1,375,000                       4.06
     Sean E. Belanger (3).....................................                 645,416                       1.95
     Patrick M. Murphy (4)....................................                 287,222                          *
     John A. Koehler..........................................                   5,000                          *
     James L. Slattery (5)....................................                 120,000                          *
     Frank J. Wiener (6)......................................                  47,500                          *
     David Bonderman (7)......................................              10,987,870                      33.78
     Thomas E. Epley (8)......................................                 672,598                       2.07
     Keith B. Geeslin (9).....................................               1,632,733                       5.02
     David M. Stanton (10)....................................                   5,000                          *
     William R. Stensrud (11).................................                 548,690                       1.69
     Peter F. Van Camp (12)...................................                  15,000                          *

All directors and executive officers
     As a group (12 persons) (13).............................              16,342,029                      47.11

* Represents beneficial ownership of less that 1%.

(1) Includes 9,541,209 shares held by TPG Partners, L.P., 943,680 shares held by TPG Parallel I, L.P., 165,336 shares held by Communication GenPar, Inc., 212,034 shares held by TPG Genpar, L.P., 35,726 shares held by FOF Partners, L.P. and 84,885 shares held by TPG Equity Partners, L.P. The foregoing entities are affiliated with Texas
         Pacific Group.
(2) Includes 1,325,000 shares subject to options which are exercisable within 60 days of March 15, 2001.
(3) Includes 545,416 shares subject to options which are exercisable within 60 days of March 15, 2001.
(4) Includes 242,222 shares subject to options which are exercisable within 60 days of March 15, 2001.
(5) Mr. Slattery was no longer employed by Paradyne Networks, Inc. as of August 2000.
(6) Mr. Wiener was no longer employed by Paradyne Networks, Inc. as of March 13, 2001.
(7) Includes 5,000 shares subject to options under the 1999 Non-Employee Directors' Stock Option Plan and 10,982,870 shares beneficially owned by Texas Pacific Group. See Footnote (1) for a description of Texas Pacific Group's beneficial ownership. Mr. Bonderman, through various investment partnerships and corporations, has a pecuniary interest in the shares held by Texas Pacific Group. However, Mr. Bonderman disclaims beneficial ownership of the shares beneficially owned by Texas Pacific Group, except to the extent of his pecuniary interest therein.
(8) Includes 15,000 shares subject to options under the 1999 Non-Employee Directors' Stock Option Plan, 524,925 shares held by the Thomas E. Epley Trust, 110,357 shares held by the Anderson Epley Family Trust, 11,158 shares held by the Epley Children's Trust FBO Thomas E. Epley, Jr. and 11,158 shares held by the Epley Children's Trust FBO
         Jacqueline E. Epley. Mr. Epley is the trustee of each of these trusts.
(9) Includes 21,781 shares held by Mr. Geeslin individually, 5,000 shares subject to options under the 1999 Non-Employee Directors' Stock Option Plan and 1,605,952 shares beneficially owned by The Sprout Group. The 1,605,962 shares beneficially owned by the Sport Group include 75,936 shares held by DLJ Capital Corporation (on a proprietary basis), 52,288 shares held by DLJ Capital Corporation (for the benefit of an employee deferred compensation plan), 628,962 shares held by Sprout Capital VII, L.P., 514,193 shares held by Sprout Growth II, L.P., 7,306 shares held by Sprout CEO Fund, L.P., 261,459 shares held by DLJ First ESC, L.P., 63,738 shares held by Credit Suisse First Boston (USA), Inc. (f/k/a Donaldson, Lufkin & Jenrette Inc.), 1,417 shares held by DLJ Growth Associates II, Inc. and 653 shares held by DLJ Capital Associates VII, Inc. The foregoing entities are associated with The Sprout Group. Of the aggregate of 1,605,952 shares beneficially owned by these entities, 1,305,873 shares are subject to a voting trust agreement and are held and voted by an independent third party, Norwest Bank Indiana, N.A., as voting trustee Mr. Geeslin occupies various positions of control of the entities associated with The Sprout Group. As such, he may be deemed to have voting and dispositive power over the shares beneficially owned by entities associated with The Sprout Group. However, Mr. Geeslin disclaims beneficial ownership of these shares except to the extent of his pecuniary interest therein.
(10)     Includes 5,000 shares subject to options under the 1999
         Non-Employee Director's Stock Option Plan.
(11) Includes 397,326 shares held by the Stensrud Family Trust, 146,364 shares held by Mr. Stensrud individually, and 5,000 shares subject to options under the 1999 Non-Employee Directors' Stock Option Plan.
(12) Includes 15,000 shares subject to options under the 1999 Non-Employee Directors' Stock Option Plan.
(13) Includes 2,162,638 shares subject to options with are exercisable within 60 days of March 15, 2001.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         In July 1996, Communication Partners, L.P., a limited partnership controlled by Texas Pacific Group, acquired our business as well as the businesses of Paradyne Credit Corp. and GlobeSpan, Inc. as part of a divestiture by Lucent Technologies Inc. As of May 1999, Communication Partners, L.P. owned approximately 97.1% of our outstanding common stock and approximately 83.2% of the outstanding capital stock of GlobeSpan. In May 1999, Communication Partners, L.P. distributed its Paradyne shares and its GlobeSpan shares to its general and limited partners. Communication Partners, L.P. continues to own 100% of the capital stock of Paradyne Credit Corp.

         Several of our current directors serve as directors of GlobeSpan and Paradyne Credit Corp. Messrs. Epley, Geeslin and Stanton are directors of GlobeSpan. Messrs. Epley and Stanton are directors of Paradyne Credit Corp. In addition, Mr. Murphy our Senior Vice President, Chief Financial Officer, Treasurer and Secretary is the Vice President, Chief Financial Officer and Treasurer of Paradyne Credit Corp.

         Messrs. Epley and Stensrud, two of our directors, either directly or through various investment partnerships and corporations, are limited partners of Communication Partners, L.P. Mr. Bonderman is a managing partner in Texas Pacific Group, a limited partner in Communications Partners, L.P.

TRANSACTIONS WITH GLOBESPAN, INC.

         Cross-License Agreement. As part of the divestiture by Lucent, we entered into a cross-license agreement with GlobeSpan. Under this agreement, each party granted to the other party a non-exclusive, non-transferable, irrevocable, world-wide, royalty-free license to the patents Lucent assigned to the granting party in the divestiture, for use in the other party's products that existed as of the date of the divestiture, and subsequent modifications to those products. Each party also granted to the other party a non-exclusive, non-transferable, irrevocable, world-wide, royalty-free license to the granting party's other technical information and intellectual property existing at the time of the divestiture. These licenses give us the right to make, have made, use, sell and import our products within the scope of the license grants as well as the tools used to develop, manufacture, test or repair such products. We were also given the right to convey to any of our customers the right to use and resell such products. Each party also granted to the other party a non-exclusive, non-transferable, irrevocable, world wide, royalty-free license to use particular listed trademarks. All of these licenses have an indefinite duration, subject to the expiration of patent and copyright terms.

         Cooperative Development Agreement/Termination Agreement/Supply Agreement. Effective December 1998, GlobeSpan and we terminated a Cooperative Development Agreement pursuant to a termination agreement. In conjunction with the signing of the termination agreement we entered into a four-year supply agreement with GlobeSpan, which gives us preferential pricing and other terms in connection with the purchase of GlobeSpan products. Under the terms of this agreement, GlobeSpan is required to honor our orders for GlobeSpan products in quantities at least consistent with our past ordering practices and must afford us at least the same priority for its orders as GlobeSpan affords other similarly situated highly preferred customers. We were also granted immunity under GlobeSpan's intellectual property rights for all our customers that purchase our products that incorporate GlobeSpan products. GlobeSpan has been selling products to us pursuant to these terms since July 1998. In 2000, we purchased from GlobeSpan a total of $8.3 million of products under the supply agreement.

         Real Property Agreements. Under a sublease dated August 1997, and subsequently amended in August 1998, between GlobeSpan and us, GlobeSpan subleased property at 100 Schulz Drive, Red Bank, New Jersey. The sublease reimburses us for 100% of all costs we incur under the primary lease. GlobeSpan paid us approximately $68,000 a month for approximately 50,000 rentable square feet, plus approximately $10,000 per month for rent and operating costs. In October 2000, the rent increased to approximately $79,000 a month. Pursuant to a Mutual Release and Surrender Agreement dated March 20, 2001, we terminated our obligations as a lessor under the lease of this property which consequently terminated our sublease arrangement with Globespan.

TRANSACTIONS WITH PARADYNE CREDIT CORP.

         Services Agreement. As part of the divestiture by Lucent, we entered into an intercompany services agreement with Paradyne Credit Corp., our equipment leasing affiliate, under which we agreed to provide:

- -        general management consulting and services administration, including rental contract servicing administration and remarketing services;

- -        administrative services, including risk management, financial and cash management, tax management and accounting services;

- -        human resources, staffing and legal services; and

- -        operational services, including facilities management, office communications, telecommunication systems, systems management and other services.

         In exchange for these services, Paradyne Credit Corp. will pay us a monthly service fee to equal to the sum of: (i) all direct costs incurred by us to provide services to Paradyne Credit Corp., (ii) all indirect costs incurred by us to provide services to Paradyne Credit Corp. and (iii) a 5% mark up on all charges. This agreement may be terminated by Paradyne Credit Corp. upon 60 days notice and by us upon 180 days notice. Amounts charged for these services totaled approximately $904,000 for the year ended December 31, 2000.

         Purchase and Sale of Equipment. Under an agreement with Paradyne Credit Corp., we sell equipment manufactured or sold by us to Paradyne Credit Corp. at prices substantially equal to those we would receive through normal selling channels. Sales to Paradyne Credit Corp. totaled approximately $341,000 for the year ended December 31, 2000. We also may purchase from Paradyne Credit Corp. equipment that has been returned to Paradyne Credit Corp. after the termination of an equipment lease. No purchases were made during the year ended December 31, 2000.

         In connection with a sale by Paradyne Credit Corp. of equipment lease receivable to AT&T Capital Corp., we guaranteed collection of selected receivables to AT&T Capital Corp. As of December 31, 2000, lease receivables for which we were contingently liable, but for which we have recourse, were outstanding in the amount of $0.

LIMITATIONS ON DIRECTORS' AND EXECUTIVE OFFICERS' LIABILITY AND INDEMNIFICATION

         Our bylaws and certificate of incorporation provide for indemnification and limitation of liability of our directors and executive officers. In addition, we have entered into indemnification agreements with Messrs. Belanger, Bonderman, Epley, Geeslin, May, Murphy, Stanton, Stensrud, and Van Camp. Under the agreements, we agreed to reimburse and indemnify each individual for civil or criminal proceedings or governmental investigations relating to his actions as a director or officer, except if such conduct was committed in bad faith or was a breach of his duty of loyalty to us.

         On December 7, 2000, in connection with the class action lawsuits described under "Item 3: Legal Proceedings" of this report, we agreed, consistent with our bylaws, certificate of incorporation and the above-mentioned indemnity agreements, to reimburse Messrs. Epley, May and Murphy, each of whom is a defendant in the lawsuits. As of March 15, 2001, we have not made any payments to Messrs. Epley, May and Murphy.

OTHER DIRECTOR OR FIVE PERCENT STOCKHOLDER RELATIONSHIPS

         William Stensrud and Keith Geeslin, two members of our board of directors, both serve as directors for Rhythms NetConnections, Inc. For the year ended December 31, 2000, we sold products totaling approximately $42.2 million to Rhythms NetConnections. We believe the our transactions with Rhythms NetConnections were completed at rates similar to those available to our other customers of similar size and nature.

         Texas Pacific Group beneficially owns 33.77% of our common stock and also beneficially owns convertible preferred stock representing ownership of 15.4% of Zhone Technologies, Inc., a company with whom we have a distribution agreement. This convertible preferred stock is convertible to common stock on a one-to-one exchange ratio at the earlier of an election to convert by the Texas Pacific Group or upon an initial public offering of Zhone. Pursuant to this distribution agreement, we purchase Zhone's IMACS system and have exclusive rights to distribute it under our private label as the Acculink Access Controller. For the year ended December 31, 2000 we made total payments to Zhone for purchases of IMACS of approximately $16.7 million. You may read a further description of our relationship with Zhone under "Item 1. Business - Sales, Marketing and Distribution" in this Form 10-K.

PROMISSORY NOTES FROM OFFICERS

         Several of our executive officers have issued to us promissory notes in connection with the purchase of shares of our common stock. The full recourse notes accrue interest at rates ranging from 4.72% to 5.15%. The principal balance of the notes and accrued interest are payable at the earlier of termination of employment or five years from the date of the note. The notes are secured by the shares of common stock acquired with the note, which shares are held in escrow by us. The shares purchased vest either on a quarterly basis or 25% vest on the first anniversary of the note with the remainder vesting in equal quarterly installments thereafter. All unvested shares purchased with the notes are subject to repurchase by us if these executive officers terminate their employment prior to becoming fully vested in the shares. The following table details the information regarding these promissory notes with our executive officers:


                                                                    SHARES OF                       OUTSTANDING
                                                AMOUNT OF            COMMON         INTEREST         BALANCE ON
                                                  NOTE               STOCK            RATE           MARCH 15,
     OFFICER               DATE OF NOTE           ($)               PURCHASED         (%)             2001($)*
     -------               ------------         ---------           ---------       --------        -----------
Sean E. Belanger           March 29,             199,800              100,000         4.72            199,800
                           1999

Patrick M. Murphy          March 31,              74,925               37,500         4.72             74,925
                           1999
                           April 2, 1999          37,485                7,500         5.15             37,485

Andrew S. May              March 31,              99,900               50,000         4.72             99,900
                           1999

* Outstanding balance does not include accrued interest as of March 15, 2001.

         Upon retirement from Paradyne in August 2000, Mr. Slattery paid to us the outstanding balance of $149,850 plus accrued interest owed under his promissory note dated May 5, 1997. Upon his resignation from Paradyne in March 2001, Mr. Wiener paid to us the outstanding balances of $159,915 and $24,990 plus accrued interest owed under his promissory notes dated March 26, 1999 and April 2, 1999, respectively.

         For further description of several of these transactions, you may read
Note 13 of our Notes to Consolidated Financial Statements in this Form 10-K.

                                    PART IV

ITEM 14: EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K


(a) 1.   Consolidated Financial Statements

         Report of Independent Certified Public Accountants                                       F-1
         Consolidated Balance Sheets as of December 31, 1999 and 2000                             F-2
         Consolidated Statements of Operations for the years ended
            December 31, 1998, 1999 and 2000.                                                     F-3
         Consolidated Statements of Changes in Stockholders' Equity and
            Comprehensive Income for the years ended December 31, 1998, 1999 and 2000             F-4
         Consolidated Statements of Changes in Cash Flows for the years ended
            December 31, 1998, 1999 and 2000                                                      F-5

         Notes to Consolidated Financial Statements                                       F-6 to F-21

    2.   Financial Statement Schedules

         Schedule II - Valuation and Qualifying Accounts                                          S-1

    3.   Exhibits

The following exhibits are either (i) filed with this report or (ii) have previously been filed with the Securities and Exchange Commission and are incorporated in this Item 14 by reference to those prior filings. Previously filed registration statements and reports which are incorporated by reference are identified in the column captioned "SEC Document Reference." We will furnish any exhibit upon request to Patrick M. Murphy, our Senior Vice President, Chief Financial Officer, Corporate Secretary and Treasurer, 8545 126th Avenue North, Largo, Florida 33773. We charge $.50 page to cover expenses of copying and mailing.


Exhibit
 Number                       Description                           SEC Document Reference
- -------                       -----------                           ----------------------

   2.1            Asset Purchase Agreement dated as            Exhibit 2 from the Registrant's Form 8-K
                  of April 5, 2000 among, the                  filed on  May 1, 2000.
                  Company, Paradyne Corporation,
                  P-com, Inc. and Control Resources
                  Corporation.

   3.1            Amended and Restated Certificate of          Exhibit 3.1 from the Registrant's
                  Incorporation.                               Registration Statement on Form S-1 (No.
                                                               333-76385) or amendments thereto.

   3.2            Amended and Restated Bylaws.                 Exhibit 3.2 from the Registrant's
                                                               Registration Statement on Form S-1 (No.
                                                               333-76385) or amendments thereto.

   4.1            Reference is made to Exhibits 3.1            Exhibit 4.1 from the Registrant's
                  and 3.2.                                     Registration Statement on Form S-1 (No.
                                                               333-76385) or amendments thereto.

   4.2            Specimen Stock Certificate.                  Exhibit 4.2 from the Registrant's
                                                               Registration Statement on Form S-1 (No.
                                                               333-76385) or amendments thereto.

  10.1            Amended and Restated 1996 Equity             Exhibit 10.1 from the Registrant's
                  Incentive Plan.                              Registration Statement on Form S-1 (No.
                                                               333-76385) or amendments thereto.

  10.2            Amendment to 1996 Equity Incentive           Exhibit 10.1 from the Registrant's Form 10-Q
                  Plan filed as Exhibit 10.1.                  filed on August 14, 2000.

  10.3            Paradyne Networks, Inc. 2000                 Exhibit 10.1 from the Registrant's Form 10-Q
                  Broad-Based Stock Plan .                     filed on November 8, 2000.

  10.4            Form of Stock Option Agreement               Exhibit 10.2 from the Registrant's
                  pursuant to the 1996 Equity                  Registration Statement on Form S-1 (No.
                  Incentive Plan.                              333-76385) or amendments thereto.

  10.5*           Amendment to Form of Stock Option
                  Agreement with Sean E. Belanger,
                  Patrick M. Murphy and Andrew S. May,
                  filed as Exhibit 10.4.

  10.6            Form of Stock Option Agreement               Exhibit 99.2 from the Registrant's
                  under the Paradyne Networks, Inc.            Registration Statement on Form S-8 filed on
                  2000 Broad-Based Stock Plan.                 March 20, 2000.

  10.7            Credit Agreement among Connectsouth          Exhibit 10.2 from the Registrant's Form 10-Q
                  Holdings, Inc., Connectsouth                 filed on November 8, 2000.
                  Communications, Inc. and the
                  Lenders Party Hereto, First Union
                  Investors, Inc., Bank of America,
                  N.A., and Morgan Stanley Senior
                  Funding, Inc.

  10.8            Form of Early Exercise Stock                 Exhibit 10.3 from the Registrant's
                  Purchase Agreement.                          Registration Statement on Form S-1 (No.
                                                               333-76385) or amendments thereto.

  10.9            1999 Employee Stock Purchase Plan            Exhibit 10.4 from the Registrant's
                  and related offering documents.              Registration Statement on Form S-1 (No.
                                                               333-76385) or amendments thereto.

  10.10           1999 Non-Employee Director's Stock           Exhibit 10.5 from the Registrant's
                  Option Plan.                                 Registration Statement on Form S-1 (No.
                                                               333-76385) or amendments thereto.

  10.11           Key Employee Stock Option Plan.              Exhibit 10.6 from the Registrant's
                                                               Registration Statement on Form S-1 (No.
                                                               333-76385) or amendments thereto.

  10.12           Loan and Security Agreement between          Exhibit 10.7 from the Registrant's
                  Paradyne and Bank of America NT&SA,          Registration Statement on Form S-1 (No.
                  dated July 31, 1996.                         333-76385) or amendments thereto.

  10.13           Amended and Restated Subordinated            Exhibit 10.8 from the Registrant's
                  Revolving Promissory Note between            Registration Statement on Form S-1 (No.
                  Paradyne and Paradyne Partners,              333-76385) or amendments thereto.
                  L.P., dated October 16, 1998.

  10.14           Lease Agreement between Paradyne             Exhibit 10.9 from the Registrant's
                  and Shav Associates, dated October           Registration Statement on Form S-1 (No.
                  8, 1996.                                     333-76385) or amendments thereto.

  10.15           Sublease Agreement between Paradyne          Exhibit 10.10 from the Registrant's
                  and GlobeSpan Semiconductor, Inc.            Registration Statement on Form S-1 (No.
                  dated December 10, 1997.                     333-76385) or amendments thereto.

  10.16           Amendment to Sublease Agreement,             Exhibit 10.11 from the Registrant's
                  dated January 1, 1999, filed as              Registration Statement on Form S-1 (No.
                  Exhibit 10.15.                               333-76385) or amendments thereto.

  10.17*          Mutual Release and Surrender
                  Agreement between Paradyne and Shav
                  Associates, dated March 20, 2001,
                  to Lease Agreement filed as
                  Exhibit 10.14.

  10.18           Lease Agreement between Paradyne             Exhibit 10.12 from the Registrant's
                  and Townsend Property Trust Lease,           Registration Statement on Form S-1 (No.
                  dated June 27, 1997.                         333-76385) or amendments thereto.

  10.19*          Amendment to Lease Agreement, dated
                  April 5, 2000, to Lease Agreement
                  filed as Exhibit 10.18.

  10.20           Key Employee Agreement between               Exhibit 10.13 from the Registrant's
                  Paradyne and Thomas Epley, dated             Registration Statement on Form S-1 (No.
                  April 1, 1999.                               333-76385) or amendments thereto.

  10.21           Employment Agreement between                 Exhibit 10.14 from the Registrant's
                  Paradyne and Andrew May, dated               Registration Statement on Form S-1 (No.
                  December 3, 1996.                            333-76385) or amendments thereto.

  10.22*          Amendment to Employment Agreement
                  between Paradyne and Andrew May,
                  dated December 8, 2000, filed as
                  Exhibit 10.21.

  10.23           Key Employee Agreement between               Exhibit 10.15 from the Registrant's
                  Paradyne and Patrick Murphy, dated           Registration Statement on Form S-1 (No.
                  August 1, 1996.                              333-76385) or amendments thereto.

  10.24*          Employment Agreement between
                  Paradyne and Patrick Murphy, dated
                  December 8, 2000.

  10.25           Key Employee Agreement between               Exhibit 10.16 from the Registrant's
                  Paradyne and James Slattery, dated           Registration Statement on Form S-1 (No.
                  August 1, 1996.                              333-76385) or amendments thereto.

  10.26           Amended Employment Agreement                 Exhibit 10.50 to Registrant's Annual Report
                  between Paradyne and James L.                on Form 10-K for the year ended December 31,
                  Slattery filed as Exhibit  10.25.            1999.

  10.27           Key Employee Agreement between               Exhibit 10.1 from the Registrant's Form 10-Q
                  Paradyne and Sean E. Belanger,               filed on May 15, 2000.
                  dated April 30, 2000.

  10.28*          Employment Agreement between
                  Paradyne and Sean E. Belanger,
                  dated December 8, 2000.

  10.29*          Severance Agreement between
                  Paradyne and Frank J. Wiener dated
                  March 13, 2001.

  10.30           Change in Control Agreement between          Exhibit 10.17 from the Registrant's
                  Paradyne and Sean E. Belanger.               Registration Statement on Form S-1 (No.
                                                               333-76385) or amendments thereto.

  10.31           Promissory Note, dated May 5, 1997,          Exhibit 10.18 from the Registrant's
                  James L. Slattery.                           Registration Statement on Form S-1 (No.
                                                               333-76385) or amendments thereto.

  10.32           Promissory Note, dated March 29,             Exhibit 10.19 from the Registrant's
                  1999, Sean E. Belanger.                      Registration Statement on Form S-1 (No.
                                                               333-76385) or amendments thereto.

  10.33           Promissory Note, dated March 26,             Exhibit 10.22 from the Registrant's
                  1999, Frank J. Wiener.                       Registration Statement on Form S-1 (No.
                                                               333-76385) or amendments thereto.

  10.34           Promissory Note, dated March 26,             Exhibit 10.23 from the Registrant's
                  1999, Frank J. Wiener.                       Registration Statement on Form S-1 (No.
                                                               333-76385) or amendments thereto.


  10.35           Promissory Note, dated April 2,              Exhibit 10.24 from the Registrant's
                  1999, Frank J. Wiener.                       Registration Statement on Form S-1 (No.
                                                               333-76385) or amendments thereto.

  10.36           Promissory Note, dated March 27,             Exhibit 10.25 from the Registrant's
                  1999, Mark Housman.                          Registration Statement on Form S-1 (No.
                                                               333-76385) or amendments thereto.

  10.37           Promissory Note, dated March 31,             Exhibit 10.25 from the Registrant's
                  1999, Andrew S. May.                         Registration Statement on Form S-1 (No.
                                                               333-76385) or amendments thereto.

  10.38           Promissory Note, dated March 31,             Exhibit 10.27 from the Registrant's
                  1999, Patrick M. Murphy.                     Registration Statement on Form S-1 (No.
                                                               333-76385) or amendments thereto.

  10.39           Promissory Note, dated April 2,              Exhibit 10.28 from the Registrant's
                  1999, Patrick M. Murphy.                     Registration Statement on Form S-1 (No.
                                                               333-76385) or amendments thereto.

  10.40           Promissory Note, dated July 1,               Exhibit 10.45 to Registrant's Statement on
                  1999, J. Scott Eudy.                         Form S-1 (No. 333-86965) or amendments
                                                               thereto.

  10.41           Promissory Note, dated July 1,               Exhibit 10.46 to Registrant's Statement on
                  1999, J. Scott Eudy.                         Form S-1 (No. 333-86965) or amendments
                                                               thereto.

  10.42           Promissory Note, dated April 14,             Exhibit 10.2 from the Registrant's Form 10-Q
                  2000, between Paradyne Corporation           filed on May 15, 2000.
                  and Control Resources Corporation.

  10.43           Indemnification Agreement between            Exhibit 10.29 from the Registrant's
                  Paradyne and William Stensrud,               Registration Statement on Form S-1 (No.
                  dated November 6, 1996.                      333-76385) or amendments thereto.

  10.44+          Supply Agreement between Paradyne            Exhibit 10.30 from the Registrant's
                  and Lucent Technologies, Inc.,               Registration Statement on Form S-1 (No.
                  dated July 31, 1996.                         333-76385) or amendments thereto.

  10.45+          Exclusivity and Amendment Agreement          Exhibit 10.31 from the Registrant's
                  between Paradyne, Lucent                     Registration Statement on Form S-1 (No.
                  Technologies, Inc. and GlobeSpan             333-76385) or amendments thereto.
                  Semiconductor, Inc., dated August
                  6, 1998.

  10.46+          Noncompetition Agreement between             Exhibit 10.32 from the Registrant's
                  Paradyne, Communication Partners,            Registration Statement on Form S-1 (No.
                  L.P., Lucent Technologies, Inc. and          333-76385) or amendments thereto.
                  GlobeSpan Semiconductor, Inc.,
                  dated July 31, 1996.

  10.47           Trademark and Patent Agreement               Exhibit 10.33 from the Registrant's
                  between Paradyne, Lucent                     Registration Statement on Form S-1 (No.
                  Technologies, Inc. and GlobeSpan             333-76385) or amendments thereto.
                  Semiconductor, Inc. dated July 31,
                  1996.

  10.48           Tax Matters Agreement between                Exhibit 10.34 from the Registrant's
                  Paradyne, Lucent Technologies,               Registration Statement on Form S-1 (No.
                  Inc., and GlobeSpan Semiconductor,           333-76385) or amendments thereto.
                  Inc., dated July 31, 1996.

  10.49           Intellectual Property Agreement              Exhibit 10.35 from the Registrant's
                  between Paradyne, Lucent                     Registration Statement on Form S-1 (No.
                  Technologies. Inc. and GlobeSpan             333-76385) or amendments thereto.
                  Semiconductor, Inc., dated July 31,
                  1996.

  10.50+          OEM Agreement between Paradyne and           Exhibit 10.36 from the Registrant's
                  Xylan Corporation, dated March 16,           Registration Statement on Form S-1 (No.
                  1999.                                        333-76385) or amendments thereto.

  10.51+          Distribution Agreement between               Exhibit 10.37 from the Registrant's
                  Paradyne and Tech Data Corporation,          Registration Statement on Form S-1 (No.
                  dated September 21, 1993.                    333-76385) or amendments thereto.

  10.52+          OEM Agreement between Paradyne and           Exhibit 10.38 from the Registrant's
                  Premisys Communications, Inc.,               Registration Statement on Form S-1 (No.
                  dated December 4, 1992.                      333-76385) or amendments thereto.

  10.53           Network Management Partners                  Exhibit 10.39 from the Registrant's
                  Agreement between Paradyne and               Registration Statement on Form S-1 (No.
                  Ascend Communications, Inc., dated           333-76385) or amendments thereto.
                  November 3, 1998.

  10.54+          Joint Development and Distribution           Exhibit 10.40 from the Registrant's
                  Agreement between Paradyne and AG            Registration Statement on Form S-1 (No.
                  Communication Systems Corporation,           333-76385) or amendments thereto.
                  dated June 10, 1998.

  10.55+          Marketing & License Agreement                Exhibit 10.41 from the Registrant's
                  between Paradyne and NetScout                Registration Statement on Form S-1 (No.
                  Systems, Inc., dated January 26,             333-76385) or amendments thereto.
                  1998.

  10.56           Amendment No. 2 to Loan and                  Exhibit 10.42 from the Registrant's
                  Security Agreement filed as Exhibit          Registration Statement on Form S-1 (No.
                  10.12.                                       333-76385) or amendments thereto.

  10.57+          Amendment to Supply Agreement                Exhibit 10.43 from the Registrant's
                  between Paradyne and Lucent                  Registration Statement on Form S-1 (No.
                  Technologies, Inc., dated as of May          333-76385) or amendments thereto and
                  5, 1999.                                     incorporated by reference.

  10.58           Form of Indemnification Agreement            Exhibit 10.44 to Registrant's Statement on
                  between Paradyne and Messrs.                 Form S-1 (No. 333-86965) or amendments
                  Belanger, Bonderman, Epley,                  thereto.
                  Geeslin, May, Murphy, Slattery,
                  Stanton, Stensrud and Van Camp.

  10.59           Amendment No. 1 to Loan and                  Exhibit 10.47 to Registrant's Annual Report
                  Security Agreement filed as Exhibit          on Form 10-K for the year ended December 31,
                  10.12.                                       1999.

  10.60           Amendment No. 3 to Loan and                  Exhibit 10.48 to Registrant's Annual Report
                  Security Agreement filed as Exhibit          on Form 10-K for the year ended December 31,
                  10.12.                                       1999.

  10.61           Amendment No. 4 to Loan and                  Exhibit 10.49 to Registrant's Annual Report
                  Security Agreement filed as Exhibit          on Form 10-K for the year ended December 31,
                  10.12.                                       1999.

   21.1*          List of Subsidiaries of Paradyne
                  Networks, Inc.

   23.1*          Consent of PricewaterhouseCoopers
                  LLP, Independent Certified Public
                  Accountants.

   24.1           Power of Attorney is included on
                  the signature pages to this report.

- ---------

*        Filed with this report.

+ Confidential treatment has been granted for certain portions which have been omitted in the copy of the exhibit filed with the Securities and Exchange Commission. The omitted information has been filed separately with the Securities and Exchange Commission pursuant to the application for confidential treatment.

(b)      Reports on Form 8-K

         We filed a Current Report on Form 8-K dated December 8, 2000 pursuant to Item 5 (Other Events), announcing that Andrew S. May, our then Chief Executive Officer resigned effective as of December 8, 2000. The
         Form 8-K further reported that Mr. May will remain as a non-executive strategic advisor to Paradyne until June 2001 and that he would be replaced as Chief Executive Officer by Sean Belanger, who was the President and Chief Operating Officer.

(C)      Exhibits

         See Item 14(a) above

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                   PARADYNE NETWORKS, INC.


                                   By: /s/ Sean E. Belanger
                                      ------------------------------------------
                                           Sean E. Belanger
                                           President and Chief Executive Officer

                                                    March 30, 2001
                                      ------------------------------------------
                                                         Date

                               POWER OF ATTORNEY

         KNOWN ALL MEN BY THESE PRESENTS that each of the undersigned officers and directors of Paradyne Networks, Inc. (the "Company"), a Delaware Corporation, for himself and not for one another, does hereby constitute and appoint Sean E. Belanger and Patrick M. Murphy and each of them, a true and lawful attorney in his name, place and stead, in any and all capacities, to sign his name to any and all amendments to this Annual Report on Form 10-K, and to cause the same (together with all Exhibits thereto) to be filed with the Securities and Exchange Commission, granting unto said attorneys and each of them full power and authority to do and perform any act and thing necessary and proper to be done in the premises, as fully to all intents and purposes as the undersigned could do if personally present, and each of the undersigned for himself hereby ratifies and confirms all that said attorneys or any one of them shall lawfully do or cause to be done by virtue hereof.

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


       Signature                                        Title
       ---------                                        -----
     /s/ Sean E. Belanger
- ------------------------------           President, Chief Executive Officer and
       Sean E. Belanger                  Director
        March 30, 2001
- ------------------------------
             Date

    /s/ Patrick M. Murphy
- ------------------------------           Senior Vice President, Chief Financial
      Patrick M. Murphy                  Officer , Treasurer and Secretary
        March 30, 2001
- ------------------------------
             Date

     /s/ Thomas E. Epley
- ------------------------------           Chairman of the Board
       Thomas E. Epley
        March 29, 2001
- ------------------------------
             Date

     /s/ David Bonderman
- ------------------------------           Director
       David Bonderman
        March 30, 2001
- ------------------------------
             Date

     /s/ Keith G. Geeslin
- ------------------------------           Director
       Keith G. Geeslin
        March 30, 2001
- ------------------------------
             Date

      /s/ Andrew S. May
- ------------------------------           Director
        Andrew S. May
        March 30, 2001
- ------------------------------
             Date


- ------------------------------           Director
       David M. Stanton

- ------------------------------
             Date

   /s/ William R. Stensrud
- ------------------------------           Director
     William R. Stensrud
        March 30, 2001
- ------------------------------
             Date

    /s/ Peter F. Van Camp
- ------------------------------           Director
      Peter F. Van Camp
        March 29, 2001
- ------------------------------
             Date

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Directors and Stockholders of Paradyne Networks, Inc.


In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) on page 49 present fairly, in all material respects, the financial position of Paradyne Networks, Inc. and its subsidiaries (the "Company") at December 31, 1999 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(2) on page 49 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


PRICEWATERHOUSECOOPERS LLP

Tampa, Florida
January 19, 2001

PARADYNE NETWORKS, INC.

CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE DATA)
- ------------------------------------------------------------------------------


                                                                                           December 31,
                                                                                     ---------------------------
                                                                                         1999             2000
Assets
Current assets:
   Cash and cash equivalents                                                            62,885            19,821
   Accounts receivable, less allowance for doubtful accounts of
       $4,022 and $3,919,  respectively                                                 29,243            23,770
   Other receivable from affiliates                                                        305               268
   Income tax receivable                                                                 2,010             4,000
   Inventories                                                                          13,252            38,628
   Prepaid expenses and other current assets                                             3,201             2,295
                                                                                     ---------         ---------
         Total current assets                                                          110,896            88,782

Property, plant and equipment, net                                                      17,297            20,299
Deferred tax assets                                                                      1,473                --
Other assets                                                                               819             8,199
                                                                                     ---------         ---------

         Total assets                                                                $ 130,485         $ 117,280
                                                                                     ---------         ---------

Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable                                                                      8,367            17,032
   Current portion of capital lease obligation                                             434               638
   Deferred tax liability                                                                2,090                --
   Payroll and benefit related liabilities                                               7,887             7,647
   Other current liabilities                                                             5,767             8,620
                                                                                     ---------         ---------
         Total current liabilities                                                      24,545            33,937

Long-term capital lease obligation                                                         256               684
                                                                                     ---------         ---------
         Total liabilities                                                              24,801            34,621
                                                                                     ---------         ---------

Commitments and contingencies (Note 12)

Stockholders' equity:
   Preferred stock, par value $0.001; 5,000,000 shares authorized,
       none issued or outstanding                                                           --                --
   Common stock, par value $.001; 60,000,000 shares authorized,
       30,835,511 and 32,556,127 shares issued and outstanding as
       of December 31, 1999 and 2000, respectively                                          31                33
   Additional paid-in capital                                                           93,487           104,019
   Deferred stock compensation                                                          (1,365)           (1,185)
   Retained earnings                                                                    14,528           (19,759)
   Notes receivable for common stock                                                    (1,274)             (718)
   Cumulative translation adjustment                                                       277               269
                                                                                     ---------         ---------
         Total stockholders' equity                                                    105,684            82,659
                                                                                     ---------         ---------

         Total liabilities and stockholders' equity                                  $ 130,485         $ 117,280
                                                                                     ---------         ---------


  The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

PARADYNE NETWORKS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS)
- ------------------------------------------------------------------------------


                                                                   YEAR ENDED DECEMBER 31,
                                                            ------------------------------------------
                                                              1998             1999            2000
Revenues:
   Sales                                                    $195,580         $220,723         $243,715
   Service                                                     2,256            2,617            3,674
   Royalty                                                     1,392            3,118              293
                                                            --------         --------         --------
     Total revenues                                          199,228          226,458          247,682
                                                            --------         --------         --------

Cost of sales:
   Equipment                                                 108,348          124,674          181,487
   Service                                                       620              823            1,295
                                                            --------         --------         --------
     Total cost of sales                                     108,968          125,497          182,782
                                                            --------         --------         --------

Gross margin                                                  90,260          100,961           64,900
                                                            --------         --------         --------

Operating expenses:
   Research and development                                   35,132           36,470           40,392
   Selling, general and administrative expenses               55,969           55,938           59,184
   Amortization of deferred stock compensation and
    intangible assets                                             --            1,501            1,350
   Restructuring charges                                         984                             1,371
                                                            --------         --------         --------
     Total operating expenses                                 92,085           93,909          102,297
                                                            --------         --------         --------

Operating income (loss)                                       (1,825)           7,052          (37,397)

Other (income) expenses:
   Interest, net                                               1,711             (405)          (2,439)
   Other, net                                                  1,191           (3,911)             (52)
                                                            --------         --------         --------

Income (loss) before provision for income taxes               (4,727)          11,368          (34,906)
Provision (benefit) for income taxes                          (1,082)           3,479             (619)
                                                            --------         --------         --------

Net income (loss)                                           $ (3,645)        $  7,889         $(34,287)
                                                            --------         --------         --------

Basic income (loss) per common share                        $  (0.14)        $   0.28         $  (1.08)
                                                            --------         --------         --------

Weighted average number of common shares outstanding          25,623           28,435           31,768
                                                            --------         --------         --------

Diluted income (loss) per common share                      $  (0.14)        $   0.26         $  (1.08)
                                                            --------         --------         --------

Weighted average number of common shares outstanding          25,623           30,112           31,768
                                                            --------         --------         --------


  The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

PARADYNE NETWORKS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
(IN THOUSANDS, EXPECT SHARE DATA OR AS OTHERWISE NOTED)

                                                     COMPREHENSIVE                             ADDITIONAL
                                                        INCOME        COMMON STOCK              PAID-IN      DEFERRED STOCK
                                                        (LOSS)           SHARES      AMOUNT     CAPITAL       COMPENSATION
                                                     -------------    ------------   ------    ----------    --------------
Balance, December 31, 1997                           $    21,930        25,592,182     26         20,817
                                                     ===========

      Proceeds from exercise of stock
      options and related tax benefit                                       76,541                   241

      Net loss                                       $    (3,645)
      Cumulative translation adjustment                     (250)
      Unrealized investment loss                            (409)
                                                     -----------        ----------    ---       --------       ----------

Balance, December 31, 1998                           $    (4,304)       25,668,723    $26       $ 21,058
                                                     ===========        ==========    ===       ========       ==========

      Proceeds from exercise of stock
      options and related tax benefit                                    1,146,780      1          8,056

      Deferred stock compensation                                                                  2,866           (2,866)
      Amortization of deferred stock compensation                                                                   1,501
      Net income                                     $     7,889
      IPO & Secondary Offering                                           4,020,000      4         61,507
      Notes Receivable for stock
      Cumulative translation adjustment                      511
                                                     -----------        ----------    ---       --------       ----------

Balance, December 31, 1999                           $     8,400        30,835,503    $31       $ 93,487       $   (1,365)
                                                     ===========        ==========    ===       ========       ==========

      Proceeds from exercise of stock
      options and related tax benefit                                    1,720,624      2         10,314
      Deferred stock compensation                                                                    218             (218)
      Amortization of deferred stock compensation                                                                     398
      Net loss                                       $   (34,287)
      Notes Receivable for stock
      Cumulative translation adjustment                       (8)
                                                     -----------        ----------    ---       --------       ----------

Balance, December 31, 2000                           $   (34,295)       32,556,127    $33        104,019       $   (1,185)
                                                     ===========        ==========    ===       ========       ==========

                                                       RETAINED          NOTES                     TOTAL
                                                       EARNINGS        RECEIVABLE               STOCKHOLDERS'
                                                       (DEFICIT)       FOR STOCK      OTHER        EQUITY
                                                       ---------      -----------    -------    ------------
Balance, December 31, 1997                               10,284           (150)         425          31,402


      Proceeds from exercise of stock
      options and related tax benefit                                                                   241

      Net loss                                           (3,645)                                     (3,645)
      Cumulative translation adjustment                                                (250)           (250)
      Unrealized investment loss                                                       (409)           (409)
                                                       --------        -------       ------       ---------

Balance, December 31, 1998                             $  6,639        $  (150)      $ (234)      $  27,339
                                                       ========        =======       ======       =========

      Proceeds from exercise of stock
      options and related tax benefit                                                                 8,057

      Deferred stock compensation                                                                        --
      Amortization of deferred stock compensation                                                     1,501
      Net income                                          7,889                                       7,889
      IPO & Secondary Offering                                                                       61,511
      Notes Receivable for stock                                        (1,124)                      (1,124)
      Cumulative translation adjustment                                                 511             511
                                                       --------        -------       ------       ---------

Balance, December 31, 1999                             $ 14,528        $(1,274)      $  277       $ 105,684
                                                       ========        =======       ======       =========

      Proceeds from exercise of stock
      options and related tax benefit                                                                10,316
      Deferred stock compensation                                                                        --
      Amortization of deferred stock compensation                                                       398
      Net loss                                          (34,287)                                    (34,287)
      Notes Receivable for stock                                           556                          556
      Cumulative translation adjustment                                                  (8)             (8)
                                                       --------        -------       ------       ---------

Balance, December 31, 2000                             $(19,759)       $  (718)      $  269       $  82,659
                                                       ========        =======       ======       =========


       The accompanying Notes to Consolidated Financial Statements are an
                  integral part of these financial statements.

PARADYNE NETWORKS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS, EXCEPT SHARE DATA OR AS OTHERWISE NOTED)

                                                                                     YEARS ENDED DECEMBER 31,
                                                                               ----------------------------------
                                                                                 1998         1999         2000
                                                                               --------     --------     --------
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
   Net income (loss)                                                           $ (3,645)    $  7,889     $(34,287)
   Adjustments to reconcile net income (loss) to cash provided by (used in)
      operating activities:
     Loss on purchase commitment                                                     --           --       11,378
     Reserve for inventory write-off                                                                       23,553
     Investment (income) loss ABI                                                 1,353           --           --
     Loss on sale of assets                                                         232           33           37
     Increase (decrease) in allowance for bad debts                                  41        1,014         (103)
     Depreciation and amortization                                                5,243        7,575        8,633
     Deferred income taxes                                                       (7,978)        (597)        (617)
     (Increase) decrease in assets:
      Receivables                                                                 7,384         (616)       5,095
      Accounts receivable from affiliates                                           798          416           37
      Income tax receivable                                                      (3,694)       2,220        1,236
      Inventories                                                                (2,176)       3,745      (44,368)
      Prepaid expenses and other current assets                                     (97)      (1,393)      (1,254)
      Other long-term assets                                                      1,186          633         (789)
     Increase (decrease) in liabilities:
      Accounts payable                                                            7,629       (8,838)      (3,814)
      Payroll and related liabilities                                             1,132        1,624       (1,861)
      Other current liabilities                                                  (1,244)         704        2,631
                                                                               --------     --------     --------
        Net cash provided by (used in) operating activities                       6,164       14,409      (34,493)
                                                                               --------     --------     --------

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
   Cash used to acquire net assets                                                   --           --       (7,596)
   Capital expenditures                                                          (6,945)      (6,720)      (9,218)
   Proceeds from sale of property, plant and equipment                            1,532           26            3
   Proceeds from sale of investment                                                 347           --           --
                                                                               --------     --------     --------
        Net cash  (used in) investing activities                                 (5,066)      (6,694)     (16,811)
                                                                               --------     --------     --------

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
   Proceeds from debt issued to parent                                            5,000           --           --
   Repayment of debt issued to parent                                            (5,000)          --           --
   Payment of acquisition costs                                                    (625)          --           --
   Proceeds from stock                                                              241       68,450        7,647
   Borrowings under (repayment of) bank line of credit, net                       1,139      (16,082)          --
   Borrowings under other debt obligations                                          623          445        1,240
   Repayment of other debt obligations                                           (3,110)        (510)        (639)
                                                                               --------     --------     --------
        Net cash provided by (used in) financing activities                      (1,732)      52,303        8,248
                                                                               --------     --------     --------

Effect of foreign exchange rate changes on cash                                    (250)         511           (8)
                                                                               --------     --------     --------
Net increase (decrease in cash and cash equivalents)                               (884)      60,529      (43,064)
Cash and cash equivalents at beginning of year                                    3,240        2,356       62,885
                                                                               --------     --------     --------

Cash and cash equivalents at end of year                                       $  2,356     $ 62,885     $ 19,821
                                                                               ========     ========     ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid (received), net, for:
     Interest                                                                  $  1,711     $    869     $  2,461
                                                                               ========     ========     ========
     Income taxes                                                              $ 10,041     $ (2,379)    $    (62)
                                                                               ========     ========     ========

Non-cash transactions:
   Investment acquired (written down) in exchange for intellectual property    $ (1,353)    $     --     $     --
   Contingent consideration associated with acquisition of net assets          $     --     $     --     $  1,500
   Stock issued for note                                                       $     --     $  1,124     $   (556)
   Recoverable taxes related to stock option exercises                         $     --     $     --     $  3,226
                                                                               ========     ========     ========

         The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

PARADYNE NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE DATA OR AS OTHERWISE NOTED)

1.       BASIS OF PRESENTATION

         Paradyne Networks, Inc. (the "Company") was formed in 1996. The Company is a leading developer, manufacturer and distributor of broadband network access products for network service providers and business customers. The Company and its subsidiaries offer solutions that enable business class, service level managed, high-speed connectivity over the existing telephone network infrastructure.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The significant accounting principles and practices used in the preparation of the accompanying consolidated financial statements are summarized below:

         PRINCIPLES OF CONSOLIDATION

         The accompanying consolidated financial statements include the results of the Company and its wholly owned subsidiaries: Paradyne Corporation; Paradyne Canada LTD; Paradyne Japan Corporation; Paradyne International Ltd.; Paradyne Worldwide Corp.; Ark Electronic Products Inc.; Paradyne GmbH; and Paradyne International Sales Ltd. Intercompany accounts and transactions have been eliminated in consolidation.

         REVENUE RECOGNITION

         Revenue from equipment sales is generally recognized when the following has occurred: evidence of a sales arrangement exists; delivery has occurred or services have been rendered; our price to the buyer is fixed or determinable; and collectibility is reasonably assured. Revenue from services, which consists mainly of repair of out-of-warranty products, is recognized when the services are performed and all substantial contractual obligations have been satisfied. Amounts billed to customers in sales transactions related to shipping and handling are classified as product revenue. Provision is made currently for estimated product returns. Royalty revenue is recognized when the Company has completed delivery of technical specifications and performed substantially all required services under the related agreement. See discussion of product warranty below.

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

         CONCENTRATION OF CREDIT RISK

         The Company sells products to value added distributors and other customers and extends credit based on an evaluation of the customer's financial condition, generally without requiring collateral. Exposure to losses on receivables is principally dependent on each customer's financial condition. The Company monitors its exposure for credit losses and maintains allowances for anticipated losses. Sales to two customers were approximately 35% and 17%, and 27% and 25% of total revenues, respectively, for the years ended December 31, 1998 and 1999. Sales to three customers were approximately 19%, 17% and 10% for the year ended December 31, 2000.

         Purchases from one vendor were approximately 15% of total purchases for the year ended December 31, 1998, and purchases from two vendors were approximately 19% and 11% of total purchases for the year ended December 31, 1999. There were no purchases totaling 10% or more from a single vendor for the year ended December 31, 2000.

         International sales accounted for 20%, 18% and 23% of total revenue during the years ended December 31, 1998, 1999 and 2000, respectively. Following is a summary of domestic and international revenues and long-lived assets for the years ended and as of December 31, 1998, 1999 and 2000:

                                                                            REVENUES (A)
                                                                      YEAR ENDED DECEMBER 31,
                                                               ------------------------------------
                           GEOGRAPHIC INFORMATION                1998          1999          2000
                                                               --------      --------      --------
                  United States                                $159,020      $186,391      $190,111
                  Korea                                              --            --        25,643
                  Canada                                         26,224        25,107        14,493
                  Japan                                           3,279         2,910         2,414
                  Other foreign countries                        10,705        12,050        15,021
                                                               --------      --------      --------
                       Total                                   $199,228      $226,458      $247,682
                                                               ========      ========      ========


                                                                        LONG-LIVED ASSETS
                                                                           DECEMBER 31,
                                                               -----------------------------------
                           GEOGRAPHIC INFORMATION                1998          1999          2000
                                                               --------      -------       -------
                  United States                                $17,867       $18,824       $28,177
                  Korea                                             --            --            22
                  Canada                                           511           511            63
                  Japan                                            798            --            --
                  Other foreign countries                          134           254           236
                                                               -------       -------       -------
                       Total                                   $19,310       $19,589       $28,498
                                                               =======       =======       =======

PARADYNE NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE DATA OR AS OTHERWISE NOTED)

(a)      Revenues are attributed to countries based on location of customer.

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

         INTANGIBLE ASSETS

         Intangible assets, which consist of purchased goodwill, acquired workforce and a contract with Premisys Communication for exclusive distribution rights, are included in other assets (see Note 7). The goodwill and the acquired workforce intangible result from the acquisition of substantially all of the net assets of Control Resources Corporation (CRC) of Fair Lawn, NJ, a wholly owned subsidiary of P-Com, Inc. in April of 2000. The goodwill and acquired work force intangible assets are amortized over five years on a straight-line basis. See Note 15 related to acquisitions.

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

         IMPAIRMENT OF LONG-LIVED ASSETS

         The Company evaluates the recoverability of its long-lived assets whenever adverse events or changes in business climate indicate that the expected undiscounted future cash flows from the related asset may be less than previously anticipated. If the net book value of the related asset exceeds the undiscounted future cash flows of the asset, the carrying amount would be reduced to the present value of its expected future cash flows and an impairment loss would be recognized in accordance with Statement of Financial Accounting Standards (SFAS) No. 121. As of December 31, 1999 and 2000, management does not believe that an impairment reserve is required.

         RESEARCH AND DEVELOPMENT COSTS

         Research and development costs are expensed as incurred.

PARADYNE NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE DATA OR AS OTHERWISE NOTED)

         PRODUCT WARRANTY

         The Company generally provides a return to factory warranty for a period of two years from the date of sale. A current charge to income is recorded at the time of sale to reflect the amount the Company estimates will be needed to cover future warranty obligations for products sold during the year. The accrued liability for warranty costs is included in the caption "other current liabilities" in the accompanying consolidated balance sheet.

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

         Options to purchase 1,132,150 shares of common stock ranging from $25.69 - $47.00 per share were outstanding during 1999 but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares. All such options were still outstanding as of December 31, 2000.

         Options are not included in the 1998 and 2000 calculation of diluted loss per share due to their antidilutive effect.

                                                                                  YEAR ENDED DECEMBER 31, 1999
                                                                        ------------------------------------------------
                                                                            Income             Shares        Per-Share
                                                                         (Numerator)       (Denominator)      Amount
                                                                        -------------     ---------------  -------------
         BASIC EPS
         Income available to common stockholders                            $7,889            28,435           $0.28

         EFFECT OF DILUTIVE SECURITIES
         Incremental shares for employee options                            $   --             1,677           (0.02)

         DILUTED EPS
         Income available to stockholders & assumed conversions             $7,889            30,112           $0.26

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

         In addition, included in other (income) expense are realized foreign currency gains of $181 for 1998 and realized foreign currency losses of $421 and $370 for 1999 and 2000, respectively.

PARADYNE NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE DATA OR AS OTHERWISE NOTED)

         RECLASSIFICATIONS

         Certain prior year amounts have been reclassified for comparative purposes. These reclassifications had no effect on net income or shareholders equity.

         RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARDS

         In June 2000, the FASB issued Statement No. 138, "Accounting for Certain Hedging Activities", which amended Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." Statement No. 138 must be adopted concurrently with the adoption of Statement No. 133. The Company expects to adopt these new statements effective January 1, 2001.

         These Statements will require the Company to recognize all derivatives on the balance sheet at fair value. The Company does not anticipate that the adoption of these statements will have a significant effect on its results of operations or financial position. As of December 31, 2000, the Company does not have any derivative instruments as defined in the statements or engage in hedging activities.

3.       RESTRUCTURING CHARGES

         In 1998 and in the fourth quarter of 2000, the Company recorded restructuring charges of $984 and $1,400, respectively. The charge in 1998 related to the change in the Company's model for operating within certain international operations as the Company now operates through a system of distributors with branch operation support in most foreign locations. In the 1998 restructuring, approximately 25 employees were terminated from employment. The charge in the fourth quarter of 2000 related to the Company's reorganization into focused North American and international sales and marketing divisions, necessitated by the substantial change in the broadband access market. In this restructuring approximately 35 employees were terminated from employment. In addition, charges were incurred to exit from leased facilities in international locations in both restructures.

         During 1998, 1999 and 2000, the Company paid approximately $1,400, $203, and $351 respectively, related to restructurings. The remaining $1,200 accrued as of the end of 2000, which is expected to be paid during 2001, is related to both US and international restructuring.

4.       INVENTORIES

         Inventories are summarized as follows:

                                                   DECEMBER 31,
                                              --------------------
                                                1999         2000
                                              -------      -------
                  Raw materials               $10,603      $30,088
                  Work-in-process               1,198        5,533
                  Finished goods                1,451        3,007
                                              -------      -------
                                              $13,252      $38,628
                                              =======      =======

         In September 2000, the Company recorded a provision for the writedown of inventory in the amount of $23,553 and a loss due to non-cancelable commitments in the amount of $11,378 included in cost of sales in the accompanying consolidated financial statements. These charges were required because certain network service provider customers changed their plans for rolling out DSL services resulting in a significant reduction in demand.

PARADYNE NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE DATA OR AS OTHERWISE NOTED)

5.       PROPERTY, PLANT AND EQUIPMENT
         Property, plant and equipment consist of the following:


                                                              December 31,
                                                        -----------------------
                                                          1999           2000
                                                        --------       --------
         Leasehold improvements                         $  1,361       $  2,055
         Office furniture and fixtures                     2,539          2,377
         Machinery and equipment                          28,899         37,571
                                                        --------       --------
                                                          32,799         42,003
         Less accumulated depreciation                   (15,502)       (21,704)
                                                        --------       --------
                                                        $ 17,297       $ 20,299
                                                        ========       ========

         Depreciation expense amounted to $4,600, $5,500 and $7,100 for 1998, 1999 and 2000, respectively.

6.       INSTALLMENT RECEIVABLES

         Installment receivables included in "prepaid expenses and other current assets" and in "Other assets" (long term) consist of the following:

                                                                             DECEMBER 31,
                                                                         ------------------
                                                                           1999       2000
                                                                         -------    -------
         Future minimum installment lease receivables                    $    94    $ 1,469
         Unearned interest                                                   (15)      (243)
                                                                         =======    =======
         Total investment in installment receivables                          79      1,226
         Less current portion                                                 --       (408)
                                                                         -------    -------
         Long-term portion                                               $    79    $   818
                                                                         =======    =======

         Installment receivables result from customer leases of products under agreements which qualify as sales-type leases and direct financing leases. Annual future receipts expected from such leases are as follows:




                                                                         ------------
         2001                                                               $ 546
         2002                                                                 541
         2003                                                                 320
         2004 and thereafter                                                   62

7.       OTHER ASSETS

         Other assets consist of the following:

PARADYNE NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE DATA OR AS OTHERWISE NOTED)

                                                                                      DECEMBER 31,
                                                                                   ------------------
                                                                                    1999        2000
                                                                                   ------      ------
         Intangible assets, net of accumulated amortization of
            $2,100 and $3,300, respectively                                        $  154      $6,649
         Installment receivables                                                       79         818
         Notes receivable, interest at 9.25%                                          339         221
         Security deposits                                                            183         304
         Other                                                                         64         207
                                                                                   ------      ------
                                                                                   $  819      $8,199
                                                                                   ======      ======

PARADYNE NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE DATA OR AS OTHERWISE NOTED)

8.       OTHER CURRENT LIABILITIES

         Other current liabilities consist of the following:

                                                DECEMBER 31,
                                             ------------------
                                              1999        2000
                                             ------      ------
         Accrued professional fees           $  851      $  938
         Accrued advertising                    457       1,206
         Deferred income                         79       1,669
         Accrued product warranty             1,552       2,031
         Accrued taxes                        1,502       1,360
         Accounts payable to affiliates          57          --
         Other                                1,269       1,416
                                             ------      ------
                                             $5,767      $8,620
                                             ======      ======

9.       INDEBTEDNESS

         Indebtedness consists of the following:

                                                                                         DECEMBER 31,
                                                                                 ---------------------------
                                                                                  1999                2000
                                                                                 -------             -------
         Capitalized lease obligations, interest ranging from 7.75%
          to 9.5%, maturing various dates through July 2003                      $   690             $ 1,322
                                                                                 -------             -------
                                                                                     690               1,322
         Less current portion                                                       (434)               (638)
                                                                                 -------             -------
                                                                                 $   256             $   684
                                                                                 =======             =======

         Scheduled principal repayments on debt for the next five years are as follows: 2001 - $638; 2002 - $447; 2003 - $237; thereafter - $0.

         REVOLVING CREDIT FACILITIES

         On July 31, 1996, the Company entered into an agreement (the "Agreement") with a commercial lending institution to provide a revolving credit facility in the amount of $45.0 million with availability subject to a borrowing base formula. In March 1999, the Company voluntarily reduced the amount available for borrowing under this revolving credit facility to $35.0 million. In January 2000, the Company voluntarily reduced the amount available for borrowing under this facility to $30.0 million. The facility provides for a sub-limit of $5.0 million for letters of credit, of which none were outstanding at December 31, 1999 or 2000. The Agreement includes a fee ranging from .25% to .50% of the unused line. Certain assets of the Company, including accounts receivable, inventories, equipment and intellectual property rights, are pledged as collateral. The Company was subject to various non-financial covenants under the terms of the Agreement. For the years ended December 31, 1998, 1999 and 2000, the Company was in compliance with or had obtained waivers to the Agreement for such covenants. On July 21, 1999, $10.4 million of the proceeds from the Company's July, 1999 initial public offering were used to pay off the outstanding balance under the revolving credit facility. There have been no borrowings under this line since July 21, 1999. This credit facility expired on January 31, 2001.

         On August 25, 1997, the Company entered into a subordinated revolving credit agreement (the "Credit Agreement") with a related party. The Credit Agreement made available $5.0 million through August 25, 2002. This agreement was amended in October 1998 to make available $10.0 million. In connection therewith, the related party provided a limited continuing guarantee of the Agreement. This continuing limited guarantee was cancelled during 1999.

PARADYNE NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE DATA OR AS OTHERWISE NOTED)

         Borrowings under the Credit Agreement are subordinated to debt under the Agreement and bear interest at 8% per annum. This facility was terminated by mutual consent in September 1999 with no amounts being outstanding during 1999.

         CAPITAL LEASES

         The Company executed several long-term lease agreements for computer and other equipment. For financial reporting purposes, the leases have been classified as capital leases; accordingly, assets of approximately $2.2 million (included in machinery and equipment) and accumulated depreciation of $851 have been recorded at December 31, 2000.

         Future minimum lease payments for assets under capital leases at December 31, 2000 are as follows:


         2001                                             $   745
         2002                                                 487
         2003                                                 257
                                                          -------
         Total minimum lease payments                       1,489
         Less amount representing interest                    167
                                                          -------
         Present value of net minimum lease payments        1,322
         Less current portion                                (638)
                                                          -------
         Long-term capital lease obligations              $   684
                                                          =======

10.      INCOME TAXES

         The Company files a consolidated federal income tax return. The provision (benefit) for income taxes is as follows:

                                                             YEAR ENDED DECEMBER 31,
                                                       -----------------------------------
                                                         1998          1999          2000
                                                       -------       -------       -------
         Current:
            Foreign                                    $    38       $    --       $    (2)
            Federal                                      6,316         3,405            --
            State                                          542           671            --
                                                       -------       -------       -------
                                                         6,896         4,076            (2)
                                                       -------       -------       -------
         Deferred:
            Foreign                                         --            --            --
            Federal                                     (7,348)         (514)         (531)
            State                                         (630)          (83)          (86)
                                                       -------       -------       -------
                                                        (7,978)         (597)         (617)
                                                       -------       -------       -------

         Income tax provision (benefit)                $(1,082)      $ 3,479       $  (619)
                                                       =======       =======       =======

         Deferred tax assets (liabilities) are comprised of the following:

PARADYNE NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE DATA OR AS OTHERWISE NOTED)

                                                                              DECEMBER 31,
                                                                         ----------------------
                                                                           1999           2000
                                                                         --------       --------
         Property, plant and equipment                                   $ (2,090)      $ (2,266)
         Intangibles                                                          447            877
         Foreign net operating loss carryforwards                           1,100            810
         Inventory reserve                                                     --         13,029
         Other                                                              1,026          2,524
                                                                         --------       --------
                                                                              483         14,974
         Valuation allowance                                               (1,100)       (14,974)
                                                                         --------       --------
         Net deferred tax liability                                      $   (617)      $     --
                                                                         ========       ========

         At December 31, 2000, Paradyne Canada had net operating loss carryforwards of approximately $.8 million expiring in 2003. The Company recorded a valuation allowance at December 31, 1999 and 2000 with respect to the foreign net operating losses due to the uncertainty of their ultimate realization. Additionally, the Company recorded a valuation allowance at December 31, 2000 with respect to the deferred tax asset due to the uncertainty of its ultimate realization.

         The provision for income taxes differed from the statutory rate as follows:

                                       1998                       1999                     2000
                                --------------------      --------------------    ----------------------
U.S. statutory rate             $(1,654)      (35.0)%     $ 3,864       34.0 %    $(11,868)      (34.0)%
Foreign loss                        523       11.0             --        --             --         --
State taxes                         (95)      (2.0)           387       3.4         (1,155)      (3.3)
Foreign sales corporation            --         --           (374)      (3.3)           --         --
R&D credit                           --         --           (900)      (7.9)         (970)      (2.8)
Other                               144        3.1            502       4.4           (500)      (1.4)
Valuation allowance                  --         --             --        --         13,874       39.7
                                -------       ----        -------       ---       --------       ----
Provision for income taxes      $(1,082)      (22.9)%     $ 3,479       30.6 %    $   (619)      (1.8)%
                                =======       =====       =======       ====      ========       ====

11.      EMPLOYEE BENEFITS

         401(K) PLAN

         The Company has a 401(k) plan covering substantially all employees of the Company. Benefits vest based on number of years of service. The Company's policy is to match two-thirds of an employee's contributions, up to six percent of an employee's annual salary. Additionally, the Board of Directors may grant discretionary contributions. Contributions to the plan were approximately $2.4 million, $2.8 million, and $2.7 million for the years ended December 31, 1998, 1999 and 2000, respectively.

         KEY EMPLOYEE STOCK OPTION PLAN

         The Key Employee Stock Option Plan (the "Key Employee Plan") was adopted in December 1997, and covers employees holding the position of Vice President or above. Key Employee Plan participants may elect to defer a portion of their annual compensation in exchange for options to purchase shares of common or preferred stock of any publicly traded corporation, shares of the Company's common stock or shares in certain investment funds. Upon the grant of an option under the Key Employee Plan, the Company is required to acquire and hold under a trust arrangement, shares of the stock or investment subject to the option in a number equal to 75% of the shares subject to option. As of the end of 2000 all participants in the Key Employee Plan were notified that beginning in 2001 they would no longer be able to defer future compensation but would be allowed to leave existing investments in the Key Employee Plan. In early January 2001, all participants elected to withdraw their investments from the Key Employee Plan. The Key Employee Plan was officially terminated in 2001.

PARADYNE NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE DATA OR AS OTHERWISE NOTED)

         STOCK OPTIONS

         Under the 1996 Equity Incentive Plan and the 2000 Broad-Based Stock Plan ("The Plans"), the Board of Directors may reserve common shares for the purpose of granting to employees (including officers and directors) or the employees of the Company's affiliates, options to purchase common stock. Nonstatutory stock options, rights to acquire restricted stock and stock bonuses may be granted to employees (including officers), directors of and consultants to the Company or its affiliates. Under The Plans, 16,579,346 shares have been reserved related to options available for grant to employees, directors and consultants through December 31, 2000. The options generally vest one-fourth each year, beginning on the first anniversary of the date of grant, and have a maximum contractual life of 10 years. The exercise price of options granted under The Plans is determined by the Board of Directors. The Company has granted 15,442,565 options to the Company's employees, directors and consultants, of which 13,538,063 options are outstanding as of December 31, 2000.

         In June 1999, the Board of Directors adopted the 1999 Non-Employee Director's Stock Option Plan (the "Directors' Plan") and reserved 250,000 shares under the plan to provide for the automatic grant of options to purchase shares of common stock to non-employee directors of the Company. Each non-employee director was granted an initial grant upon appointment. Annual grants of an additional 5,000 shares will be made to any of the non-employee directors, subject to attendance at regularly scheduled meetings of the Board as described in the plan. The Company has granted 100,000 options to non-employee directors of which 50,000 are outstanding at December 31, 2000.

         During 1998, the Company granted 47,950 fixed options to purchase shares of common stock with exercise prices below fair market value. As a result, $96 of compensation expense is being recognized ratably over the vesting period of the related options.

         During 1998 and 1999, the Company issued options to acquire 331,750 shares of the Company's common stock at a weighted average price of $5.27 per share, which was less than fair value by $1,829, and which is being amortized ratably over the vesting period. During 2000, the Company issued options to acquire 207,275 shares of the Company's common stock at a weighted average price of $17 per share, which was less than fair value by $597 and which is being amortized ratably over the vesting period. Additionally, the Company had previously issued options to employees which vested only in the event of an initial public offering (IPO). As a result of the July 1999 IPO, 77,922 shares of options vested. During 1999 and 2000, $1,501 and $398, respectively, of compensation expense has been included in selling, general and administrative expenses for all vested stock options issued at less than fair market value.

         A summary of the status of the Company's stock options granted to employees as of December 31, 1998, 1999 and 2000, respectively, and changes during the years ended on these dates is presented below:

                                                1998                       1999                         2000
                                       -----------------------     ------------------------    ------------------------
                                                      WEIGHTED                    WEIGHTED                     WEIGHTED
                                                      AVERAGE                     AVERAGE                      AVERAGE
                                                      EXERCISE                    EXERCISE                     EXERCISE
                                         SHARES        PRICE         SHARES        PRICE          SHARES        PRICE
                                       ----------   ----------     ----------   -----------    -----------   ----------
Outstanding at beginning of year       3,883,716      $ 2.87        4,028,046      $ 3.17        4,476,415     $10.30
Granted                                  471,900        5.00        1,574,850       24.28       10,619,071      11.74
Exercised                                (76,541)       2.03       (1,000,164)       2.49         (735,615)      2.32
Canceled                                (251,029)       2.30         (126,377)      11.16         (821,808)     18.07
                                       ---------                    ---------                  -----------
Outstanding at end of year             4,028,046        3.17        4,476,415       10.30       13,538,063      11.40
                                       ---------                    ---------                  -----------

Exercisable at end of year             1,898,226        2.86        1,923,707        3.30        2,372,347       6.67
                                       =========                    =========                  ===========

Weighted-average fair value
   of all options                                     $ 1.16                    $   12.07                     $  6.09

PARADYNE NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE DATA OR AS OTHERWISE NOTED)

         The following table summarizes information about employee stock options outstanding at December 31, 2000:

                                               OUTSTANDING                               EXERCISABLE
                              ------------------------------------------------   ----------------------------
                                           WEIGHTED-AVERAGE   WEIGHTED AVERAGE               WEIGHTED AVERAGE
              RANGE OF           NUMBER       REMAINING           EXERCISE         NUMBER        EXERCISE
          EXERCISE PRICES      OF OPTIONS  CONTRACTUAL LIFE        PRICE         OF OPTIONS        PRICE
         ----------------     -----------  ----------------   ----------------   ----------  ----------------
         $1.00  - $ 6.00       8,154,576        9.06                2.89          1,692,885          2.37
         $7.50  - $16.90         420,163        6.36               10.13            385,262          9.98
         $17.00 - $27.50       3,754,886        9.25               24.36             35,503         17.16
         $27.60 - $50.00       1,208,438        8.86               28.95            258,697         28.51
                              ----------       -----               -----          ---------         -----
                              13,538,063        9.01               11.40          2,372,347          6.67
                              ==========       =====               =====          =========         =====

         The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes pricing model with the following weighted-average assumptions:

                                                                   1998          1999            2000
Expected term                                                  5.0 years      5.0 years       5.0 years
Expected volatility                                                 0.00%         43.46%          50.60%
Expected dividend yield                                             0.00%          0.00%           0.00%
Risk-free interest rate                                             6.60%          6.00%           5.83%

         EMPLOYEE STOCK PURCHASE PLANS

         In June 1999, the Board of Directors adopted the 1999 Employee Stock Purchase Plan (the "Purchase Plan"). Employees may elect to have up to 15% of their earnings withheld. The amounts withheld are used to purchase shares of common stock, on specified dates determined by the Board of Directors, at 85% of the lower of the fair market value of the common stock at the commencement date of each offering period or the relevant purchase date. As of December 31, 2000, the Company is authorized to issue up to 1,000,000 shares of common stock to eligible employees. Each year, the number of shares reserved for issuance under the Purchase Plan will automatically be increased by 2.0% of the total number of shares of common stock then outstanding or, if less, by 1,000,000 shares. Under the Purchase Plan, the Company sold 96,624 shares to employees during the year ended December 31, 1999 and 985,001 shares during the year ended December 31, 2000, which had weighted-average prices of $14.45 and $5.56, respectively. The weighted average value of the options to purchase stock during 1999 and 2000 using the Black-Scholes pricing model was $5.78 and $1.74, respectively.

         The fair value of each stock option granted under the Purchase Plan is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                                                  1999                     2000
Expected term                                                  1.10 years               2.00 years
Expected volatility                                                 25.18%                   38.50%
Expected dividend yield                                              0.00%                    0.00%
Risk-free interest rate                                              5.61%                    6.18%

         The Company applies APB Opinion No. 25 and related interpretations for accounting for stock options. Accordingly, no compensation costs at the grant dates are recorded for options granted at fair market value. Had compensation cost for the Company's option plans been determined based on the fair value at the grant dates as prescribed by Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" ("FAS 123"), the

PARADYNE NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE DATA OR AS OTHERWISE NOTED)

         Company's net income and net income per share on a pro forma basis would have been (in thousands, except per share data):

                                              1998            1999           2000
                                           ---------       ---------      ---------
         Net income (loss);
            As reported                    $  (3,645)      $   7,889        (34,287)
                                           =========       =========      =========
            Pro forma                      $  (4,035)      $   7,567        (49,525)
                                           =========       =========      =========
         Net income (loss) per share:
            As reported                    $   (0.14)      $    0.28      $   (1.08)
                                           =========       =========      =========
            Pro forma basic                $   (0.16)      $    0.27      $   (1.56)
                                           =========       =========      =========
            Pro forma diluted              $   (0.16)      $    0.25      $   (1.56)
                                           =========       =========      =========

         During 1999 and 2000, various executives of the Company issued full recourse promissory notes, totaling $1.3 million to the Company in connection with the purchase of 495,095 shares of common stock. The principal balance of the notes and the related accrued interest ranging from 4.72% to 6.65% are payable at the earlier of the termination of employment or five years from the date of the note unless otherwise stated. The notes are secured by the shares of common stock acquired with the notes, and those shares are held in escrow by the Company. All unvested shares purchased with the notes are subject to repurchase by the Company if the respective executive terminates employment before becoming fully vested. The balance of all notes receivable in connection with the purchase of common stock as of December 31, 2000 was $718 plus accrued interest.

12.      COMMITMENTS AND CONTINGENCIES

         OPERATING LEASES

         The Company is obligated under noncancelable operating leases for office and warehouse equipment and facilities. The leases expire at various dates through 2007. Rent expense for the years ended December 31, 1998, 1999 and 2000 approximated $3.9 million, $2.9 million and $3.8 million, respectively. Minimum required future lease payments under noncancelable operating leases are as follows:

         2001                                              $ 5,944
         2002                                                5,283
         2003                                                4,529
         2004                                                4,381
         2005 and thereafter                                 9,993

         The Company leases facilities in Red Bank, N.J. and subleases this space to GlobeSpan under a noncancelable operating lease. Future minimum lease payment receivables under the leasing agreement as of December 31, 2000 are as follows: 2001 - $955; 2002 - $352; 2003 and thereafter - $0 (see Note 13).

         SALE/LEASEBACK

         In June 1997, the Company sold all of its land and the improvements thereon at its Largo, Florida facility at approximately net book value, and at the same time leased back two of the buildings. In April 2000 the Company extended the initial term of the lease to expire in June 2012. Under the extended lease, the initial term of the lease will be for fifteen years with no change in the timing or amount of scheduled rental payments. Annual rents will approximate $1.8 million for the first five years and $2.1 million for the remaining ten years. The Company has the option to renew the lease for two additional five-year terms on the same conditions as the current lease. The Company is responsible for paying for its proportionate share of most operating costs and taxes on the property.

'
PARADYNE NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE DATA OR AS OTHERWISE NOTED)

13.      RELATED PARTY TRANSACTIONS

         As further discussed in Note 9, the Company executed a revolving subordinated credit agreement with a related party in fiscal 1997. This facility was terminated by mutual consent in September 1999. The Company recorded interest expense of approximately $305 and $0 during 1998 and 1999, respectively.

         The Company provides operating, management and other administrative services for certain subsidiaries of a related party. Total charges to these entities were approximately $1,400, $1,600 and $940 for 1998, 1999 and 2000, respectively. This amount is recorded as a reduction of general and administrative expenses.

         The Company entered into an agreement to allow Paradyne Credit Corp to purchase equipment manufactured or sold by the Company at prices substantially equal to those received by the Company through normal selling channels. Sales to PCC under this agreement totaled $317, $3.5 million and $341 for the years ended December 31, 1998, 1999 and 2000, respectively. Additionally, this agreement provides for the Company to purchase from PCC equipment that has been returned to PCC at the end of the lease. These purchases are on terms no more favorable to the Company than would be obtained in a comparable arm's length transaction. Purchases for such equipment totaled $141, $0 and $0 for the years ended December 31, 1998, 1999 and 2000, respectively.

         In November 1996, the Company entered into a Cooperative Development Agreement with GlobeSpan. Under this agreement, the Company was granted an unrestricted license to use GlobeSpan's technical information and patents. Additionally, the agreement provided for the Company to purchase GlobeSpan chip sets at prices not to exceed cost plus 15%. The Company purchased goods approximating $962 during 1998 under this agreement. Effective July 1998, the Company revised its pricing arrangement with GlobeSpan such that GlobeSpan sold products to the Company at preferential prices. In exchange, GlobeSpan agreed to pay a 1.25% royalty based on net revenues up to an aggregate amount of $1.5 million. The Company recorded $381 of royalty revenue related to the agreement during the year ended December 31, 1998. In 1999, the Company and GlobeSpan agreed to terminate the Cooperative Development Agreement ("Termination Agreement") effective December 31, 1998. In connection with such termination agreement, GlobeSpan agreed to pay the Company an aggregate of $1.5 million. Of this amount, approximately $400 was recorded in 1998 and the remaining $1.1 million was received in 1999 and included in royalty revenue. In addition, GlobeSpan and the Company as part of the Termination Agreement affirmed that the earlier technology license provisions of the Cooperative Development Agreement were never implemented. In conjunction with the signing of the Termination Agreement, GlobeSpan and the Company also entered into a four-year Supply Agreement, which gave the Company favorable pricing and other terms in connection with the sale by GlobeSpan of products to the Company. During 1999 and 2000 the Company purchased $3.6 million and $8.3 million, respectively, from Globespan under this supply agreement. In addition, under the terms of the Supply Agreement, GlobeSpan is required to honor the Company's orders for GlobeSpan's products in quantities at least consistent with the Company's past ordering practices and must afford the Company at least the same priority for the Company's orders as GlobeSpan affords its other similarly situated customers. GlobeSpan also granted the Company a standard customer immunity under GlobeSpan's intellectual property rights with respect to any of the Company's products which incorporate GlobeSpan's products. Prior to May 1999 GlobeSpan participated in a 401(k) plan maintained by the Company. Contributions paid by the Company on behalf of GlobeSpan approximated $379 and $176 for 1998 and 1999, respectively. As of May 1999 Globespan no longer participates in the Company's 401(k) plan. Globespan has reimbursed the Company for all payments made on their behalf.

         The Company sold fixed assets to GlobeSpan for approximately $1.4 million in fiscal 1998. These assets were transferred at their approximate net book values, since the transaction involved entities under common control.

         In September 1998, the Company sold to GlobeSpan certain chip sets which it held in its inventory in the amount of $29. GlobeSpan purchased these chip sets for resale to other customers.

         In 1998, the Company subleased additional office space to GlobeSpan (see Note 12). In connection therewith, GlobeSpan reimbursed approximately $392 of the Company's moving expenses.

PARADYNE NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE DATA OR AS OTHERWISE NOTED)

14.      INITIAL PUBLIC OFFERING AND SECONDARY OFFERING

         On July 15, 1999 the Company raised $61.5 million, net of direct costs and underwriters fees in an IPO. On September 28, 1999 the Company and certain stockholders of the Company sold 20,000 and 5,000,000 shares of their common stock, respectively, in a secondary offering.

15.      ACQUISITIONS

         On April 14, 2000, the Company acquired substantially all of the assets of CRC of Fair Lawn, NJ, a wholly owned subsidiary of P-Com, Inc. The accompanying Consolidated Statements of Operations include the activities of CRC since that date. Under the terms of the agreement, the purchase price (including contingent consideration) was approximately $9,000. The Company also granted options to purchase 207,000 shares of its common stock at a discount to CRC employees for future employment services to the Company. The acquisition has been accounted for under the purchase method of accounting, resulting in the recognition of approximately $7,600 in intangible assets which is being amortized over five years on a straight-line basis.

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

                                           TWELVE MONTHS ENDED
                                               DECEMBER 31,
                                         -----------------------
                                           1999          2000
                                         --------      ---------
         Revenue                         $232,613      $ 251,038
         Net Income                         2,874        (33,480)
         Diluted Earnings Per Share      $   0.13      $   (1.05)

16.      SUMMARIZED QUARTERLY FINANCIAL DATA (UNAUDITED)

         There are always variances in financial results from quarter to quarter for many reasons including timing of product shipments, the mix of products sold, and the timing of expenditures. In the third quarter of 2000, as a result of customers changing their plans for rolling out DSL services, the Company experienced a reduction in demand for our products. As a result, the Company recorded a provision for the writedown of inventory and a loss on non-cancelable purchase commitments in the total amount of $34.9 million. Additionally, in the third quarter, the Company made an accounting reclassification related to its marketing development fund agreement with Rhythms Net Connections, Inc., a major customer. In this reclassification, revenues were reduced by $6.7 million and selling expenditures were reduced by a like amount.

         The following table presents unaudited quarterly operating results for each of the Company's last eight fiscal quarters. This information has been prepared by the Company on a basis consistent with the Company's audited financial statements and includes all adjustments, consisting only of normal recurring adjustments that the Company considers necessary for a fair presentation of the data.

PARADYNE NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE DATA OR AS OTHERWISE NOTED)

                                                                THREE MONTHS ENDED
                                                  --------------------------------------------------
                                                  March 31,   June 30,   September 30,  December 31,
                                                    2000        2000         2000          2000
                                                  ---------   --------   -------------  ------------
Net Sales                                          64,481      75,597       55,716        51,888
Gross profit                                       27,113      30,883      (15,263)       22,167
Income from operations                              2,268       1,212      (38,113)       (2,764)
Net income                                          2,455       1,286      (35,502)       (2,526)
Earnings per common share - assuming dilution       0.075        0.04        (1.12)        (0.08)
Earnings per common share - basic                   0.079        0.04        (1.12)        (0.08)

                                                                THREE MONTHS ENDED
                                                  --------------------------------------------------
                                                  March 31,    June 30,  September 30,  December 31,
                                                    1999         1999         1999         1999
                                                  ---------    --------  -------------  ------------
Net Sales                                          54,062       52,780       57,746        61,870
Gross profit                                       24,096       22,681       26,154        28,030
Income from operations                              1,465         (321)       1,900         4,008
Net income                                          2,368         (610)       1,867         4,264
Earnings per common share - assuming dilution        0.09        (0.02)        0.06          0.13
Earnings per common share - basic                    0.09        (0.02)        0.06          0.14

PARADYNE NETWORKS, INC.
VALUATION AND QUALIFYING ACCOUNTS
SCHEDULE LL
000'S

         COLUMN A                         COLUMN B                  COLUMN C                        COLUMN D        COLUMN E
- -------------------------------        -------------    ------------------------------------     --------------   ------------
                                                                   ADDITIONS
                                                        ------------------------------------
                                                                                CHARGED TO
                                        BALANCE AT         CHARGED TO              OTHER                           BALANCE AT
                                        BEGINNING OF       COST AND              ACCOUNTS                            END OF
       DESCRIPTION                         PERIOD          EXPENSES                 (1)          DEDUCTIONS (2)      PERIOD
- -------------------------------        -------------    --------------         -------------     --------------   ------------
                                                        (IN THOUSANDS)
Allowance for Doubtful accounts
Year ended:

5 MONTHS ENDED 12/31/96                    4,340                 52                1,520             (3,127)         2,785

DECEMBER 31, 1997                          2,785                267                5,800             (5,886)         2,966

DECEMBER 31, 1998                          2,966                125               12,382            (12,466)         3,007

DECEMBER 31, 1999                          3,007                 32                7,470             (6,487)         4,022

DECEMBER 31, 2000                          4,022                  1                4,107             (4,211)         3,919

(1) Represents amounts charged to contra revenue accounts for discounts, rebates, and billing adjustments.

(2) Represents amounts charged to accounts receivable reserve accounts for discounts, rebates, and billing adjustments.

   EXHIBIT
   NUMBER                                                   DESCRIPTION
   -------                                                  -----------
      2.1           Asset Purchase Agreement dated as of April 5, 2000 among, the Company, Paradyne
                    Corporation, P-com, Inc. and Control Resources Corporation.

      3.1           Amended and Restated Certificate of Incorporation.

      3.2           Amended and Restated Bylaws.

      4.1           Reference is made to Exhibits 3.1 and 3.2.

      4.2           Specimen Stock Certificate.

     10.1           Amended and Restated 1996 Equity Incentive Plan.

     10.2           Amendment to 1996 Equity Incentive Plan filed as Exhibit 10.1.

     10.3           Paradyne Networks, Inc. 2000 Broad-Based Stock Plan .

     10.4           Form of Stock Option Agreement pursuant to the 1996 Equity
                    Incentive Plan.

     10.5*          Amendment to Form of Stock Option Agreement with Sean E. Belanger, Patrick M. Murphy and
                    Andrew S. May, filed as Exhibit 10.4.

     10.6           Form of Stock Option Agreement under the Paradyne Networks, Inc. 2000 Broad-Based Stock
                    Plan.

     10.7           Credit Agreement among Connectsouth Holdings, Inc., Connectsouth Communications, Inc. and the
                    Lenders Party Hereto, First Union Investors, Inc., Bank of America, N.A., and Morgan Stanley Senior
                    Funding, Inc. 10.8 Form of Early Exercise Stock Purchase Agreement.

     10.9           1999 Employee Stock Purchase Plan and related offering documents.

     10.10          1999 Non-Employee Director's Stock Option Plan.

     10.11          Key Employee Stock Option Plan.

     10.12          Loan and Security Agreement between Paradyne and Bank of America NT&SA, dated July 31, 1996.

     10.13          Amended and Restated Subordinated Revolving Promissory Note between Paradyne and Paradyne
                    Partners, L.P., dated October 16, 1998.

     10.14          Lease Agreement between Paradyne and Shav Associates, dated October 8, 1996.

     10.15          Sublease Agreement between Paradyne and GlobeSpan Semiconductor, Inc. dated December
                    10, 1997.

     10.16          Amendment to Sublease Agreement, dated January 1, 1999, filed as Exhibit 10.15.

     10.17*         Mutual Release and Surrender Agreement between Paradyne and Shav Associates, dated
                    March 20, 2001, to Lease Agreement filed as Exhibit 10.14.

     10.18          Lease Agreement between Paradyne and Townsend Property Trust Lease, dated June 27, 1997.

     10.19*         Amendment to Lease Agreement, dated April 5, 2000, to Lease Agreement filed as Exhibit 10.18.

     10.20          Key Employee Agreement between Paradyne and Thomas Epley, dated April 1, 1999.

     10.21          Employment Agreement between Paradyne and Andrew May, dated December 3, 1996.

     10.22*         Amendment to Employment Agreement between Paradyne and Andrew May, dated December 8, 2000, filed as Exhibit 10.21.

     10.23          Key Employee Agreement between Paradyne and Patrick Murphy, dated August 1, 1996.

     10.24*         Employment Agreement between Paradyne and Patrick Murphy, dated December 8, 2000.

   EXHIBIT
   NUMBER                                                   DESCRIPTION
   -------                                                  -----------
     10.25          Key Employee Agreement between Paradyne and James Slattery, dated August 1, 1996.

     10.26          Amended Employment Agreement between Paradyne and James L. Slattery filed as Exhibit 10.25.

     10.27          Key Employee Agreement between Paradyne and Sean E. Belanger, dated April 30, 2000.

     10.28*         Employment Agreement between Paradyne and Sean E. Belanger, dated December 8, 2000.

     10.29*         Severance Agreement between Paradyne and Frank J. Wiener dated March 9, 2001.

     10.30          Change in Control Agreement between Paradyne and Sean E. Belanger.

     10.31          Promissory Note, dated May 5, 1997, James L. Slattery.

     10.32          Promissory Note, dated March 29, 1999, Sean E. Belanger.

     10.33          Promissory Note, dated March 26, 1999, Frank J. Wiener.

     10.34          Promissory Note, dated March 26, 1999, Frank J. Wiener.

     10.35          Promissory Note, dated April 2, 1999, Frank J. Wiener.

     10.36          Promissory Note, dated March 27, 1999, Mark Housman.

     10.37          Promissory Note, dated March 31, 1999, Andrew S. May.

     10.38          Promissory Note, dated March 31, 1999, Patrick M. Murphy.

     10.39          Promissory Note, dated April 2, 1999, Patrick M. Murphy.

     10.40          Promissory Note, dated July 1, 1999, J. Scott Eudy.

     10.41          Promissory Note, dated July 1, 1999, J. Scott Eudy.

     10.42          Promissory Note, dated April 14, 2000, between Paradyne Corporation and Control Resources
                    Corporation.

     10.43          Indemnification Agreement between Paradyne and William Stensrud, dated November 6, 1996.

     10.44+         Supply Agreement between Paradyne and Lucent Technologies, Inc., dated July 31, 1996.

     10.45+         Exclusivity and Amendment Agreement between Paradyne, Lucent Technologies, Inc. and GlobeSpan
                    Semiconductor, Inc., dated August 6, 1998.

     10.46+         Noncompetition Agreement between Paradyne, Communication Partners, L.P., Lucent Technologies,
                    Inc. and GlobeSpan Semiconductor, Inc., dated July 31, 1996.

     10.47          Trademark and Patent Agreement between Paradyne, Lucent Technologies, Inc. and GlobeSpan
                    Semiconductor, Inc. dated July 31, 1996.

     10.48          Tax Matters Agreement between Paradyne, Lucent Technologies, Inc., and GlobeSpan Semiconductor,
                    Inc., dated July 31, 1996.

     10.49          Intellectual Property Agreement between Paradyne, Lucent Technologies. Inc. and GlobeSpan
                    Semiconductor, Inc., dated July 31, 1996.

     10.50+         OEM Agreement between Paradyne and Xylan Corporation, dated March 16, 1999.

     10.51+         Distribution Agreement between Paradyne and Tech Data Corporation, dated September 21, 1993.

     10.52+         OEM Agreement between Paradyne and Premisys Communications, Inc., dated December 4, 1992.

     10.53          Network Management Partners Agreement between Paradyne and Ascend Communications, Inc., dated
                    November 3, 1998.

     10.54+         Joint Development and Distribution Agreement between Paradyne and AG Communication Systems
                    Corporation, dated June 10, 1998.

   EXHIBIT
   NUMBER                                                   DESCRIPTION
   -------                                                  -----------
     10.55+         Marketing & License Agreement between Paradyne and NetScout Systems, Inc., dated January 26, 1998.

     10.56          Amendment No. 2 to Loan and Security Agreement filed as Exhibit 10.12.

     10.57+         Amendment to Supply Agreement between Paradyne and Lucent Technologies, Inc., dated as of May 5,
                    1999.

     10.58          Form of Indemnification Agreement between Paradyne and Messrs. Belanger, Bonderman, Epley,
                    Geeslin, May, Murphy, Slattery, Stanton, Stensrud, and Van Camp.

     10.59          Amendment No. 1 to Loan and Security Agreement filed as Exhibit 10.12.

     10.60          Amendment No. 3 to Loan and Security Agreement filed as Exhibit 10.12.

     10.61          Amendment No. 4 to Loan and Security Agreement filed as Exhibit 10.12.

     21.1*          List of Subsidiaries of Paradyne Networks, Inc.

     23.1*          Consent of PricewaterhouseCoopers LLP, Independent Certified Public Accountants.

     24.1           Power of Attorney is included on the signature pages to this report.


*        Filed with this report.

+ Confidential treatment has been granted for certain portions which have been omitted in the copy of the exhibit filed with the Securities and Exchange Commission. The omitted information has been filed separately with the Securities and Exchange Commission pursuant to the application for confidential treatment.

(b)      Reports on Form 8-K

         We filed a Current Report on Form 8-K dated December 8, 2000 pursuant to Item 5 (Other Events), announcing that Andrew S. May, our then Chief Executive Officer resigned effective as of December 8, 2000. The
         Form 8-K further reported that Mr. May will remain as a non-executive strategic advisor to Paradyne until June 2001 and that he would be replaced as Chief Executive Officer by Sean Belanger, who was the President and Chief Operating Officer.

(C)      Exhibits

         See Item 14(a) above