Form 10-Q
period 2001-03-31
PARADYNE NETWORKS INC
filed 2001-05-15
CIK 76174

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2001

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

         The number of shares outstanding of the Registrant's Common Stock as of April 30, 2001 was 32,529,976.

                             PARADYNE NETWORKS, INC.
                       FOR THE PERIOD ENDED MARCH 31, 2001


                                      INDEX


                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.            Financial Statements:
                   Condensed Consolidated Balance Sheets at March 31, 2001 and
                   December 31, 2000                                                              1

                   Condensed Consolidated Statements of Income for the
                   Three Months Ended March 31, 2001 and March 31, 2000                           2

                   Condensed Consolidated Statements of Cash Flows for
                   the Three Months Ended March 31, 2001 and March 31, 2000                       3

                   Notes to Condensed Consolidated Financial Statements                           4

ITEM 2.            Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                                            7

ITEM 3.            Quantitative and Qualitative Disclosures about Market
                   Risk                                                                          10

                                     PART II
                                OTHER INFORMATION

ITEM 1.            Legal Proceedings                                                             10

ITEM 2.            Changes in Securities and Use of Proceeds                                     11

SIGNATURES                                                                                       11

                                     PART I.
                              FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

                             Paradyne Networks, Inc.
                      Condensed Consolidated Balance Sheets
                       (In thousands, except share amount)

                                                                    March 31,        December 31,
                                                                       2001              2000
                                                                    Unaudited
                                                                    ----------       ------------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                         $   15,196        $   19,821
  Accounts receivable less allowance for doubtful                       14,502            23,770
      accounts of $3,671 and of $3,919 at March 31,
      2001 and December 31, 2000, respectively
  Income tax receivables                                                 3,869             4,000
  Inventories                                                           32,576            38,628
  Prepaid & other current assets                                         2,365             2,563
                                                                    ----------        ----------
    Total current assets                                                68,508            88,782
Property Plant & Equipment, less accumulated                            17,768            20,299
     depreciation of $22,741 and $21,704 at
     March 31, 2001 and December 31, 2000, respectively
Other assets                                                             5,271             8,199
                                                                    ----------        ----------
    Total assets                                                    $   91,547        $  117,280
                                                                    ==========        ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                                                  $    4,490        $   17,032
  Current portion of long-term debt                                        634               638
  Payroll & benefit related liabilities                                  6,431             7,647
  Other current liabilities                                              8,588             8,620
                                                                    ----------        ----------
    Total current liabilities                                           20,143            33,937

Long Term Debt                                                             643               684
                                                                    ----------        ----------
    Total Liabilities                                                   20,786            34,621
Stockholders' Equity:
   Preferred Stock, par value $.001; 5,000,000 shares
        authorized, none issued or outstanding
   Common Stock, par value $.001; 60,000,000 shares                         33                33
        authorized, 32,525,443 and 32,556,127 shares
        issued and outstanding as of March 31, 2001 and
        December 31,2000, respectively
   Additional paid-in capital                                          103,931           104,019
   Retained earning (deficit)                                          (31,819)          (19,759)
   Other Equity Adjustments                                             (1,384)           (1,634)
                                                                    ----------        ----------
    Total  Stockholders' Equity                                         70,761            82,659
                                                                    ----------        ----------
    Total  Liabilities  and  Stockholders' Equity                   $   91,547        $  117,280
                                                                    ----------        ----------


     See accompanying Notes to Condensed Consolidated Financial Statements

                             Paradyne Networks, Inc.
                   Condensed Consolidated Statements of Income
                    (In thousands, except per share amounts)
                                    Unaudited

                                                                         Three Months Ended
                                                                             March 31,
                                                                    ----------------------------
                                                                        2001              2000
                                                                    ----------        ----------
Revenues:
Sales                                                               $   32,107        $   62,952
Services                                                                 1,000             1,279
Royalties                                                                    0               250
                                                                    ----------        ----------
               Total revenues                                           33,107            64,481
               Total cost of sales                                      19,695            37,368
                                                                    ----------        ----------

Gross margin                                                            13,412            27,113

Operating expenses:
   Research and development                                              8,566             9,531
   Selling, general & administrative                                    11,573            15,238
   Impairment of intangible asset                                        1,602                 0
   Amortization of deferred stock compensation
      and intangible assets                                                499                76
   Business restructuring charges                                        3,807                 0
                                                                    ----------        ----------
            Total operating expenses                                    26,047            24,845
                                                                    ----------        ----------

Operating income (loss)                                                (12,635)            2,268
Other (income):
   Interest, net                                                          (172)             (837)
   Other, net                                                             (403)             (453)
                                                                    ----------        ----------

Income before provision for income tax                                 (12,060)            3,558
Provision for income tax                                                     0             1,103
                                                                    ----------        ----------

Net income (loss)                                                   ($  12,060)       $    2,455
                                                                    ==========        ==========
Weighted average number of common shares outstanding
   Basic                                                                32,521            31,270
   Diluted                                                              32,521            32,907
Earnings (loss) per common share
   Basic                                                                 (0.37)             0.08
   Diluted                                                               (0.37)             0.07
Consolidated Statements of Comprehensive Income (Loss)
   Net income (loss)                                                   (12,060)            2,455
   Translation adjustments                                                 (56)                3
   Comprehensive income (loss)                                         (12,116)            2,458


     See accompanying Notes to Condensed Consolidated Financial Statements

                             Paradyne Networks, Inc.
                 Condensed Consolidated Statements of Cash Flows
                                 (In thousands)
                                    Unaudited

                                                                                                   Three Months Ended
                                                                                                        March 31,
                                                                                                  2001              2000
                                                                                                ---------         ---------
          CASH FLOWS FROM OPERATING ACTIVITIES:
              Net Income (Loss)                                                                 $ (12,060)        $   2,455
          Adjustments to reconcile net income (loss) to cash provided by (used in)
              operating activities:
              Loss on sale of assets                                                                  406                12
              Decrease in allowance for bad debts                                                    (248)             (128)
              Depreciation & Amortization                                                           2,458             1,805
              Impairment of intangible asset                                                        1,602
          (Increase) decrease in assets
              Receivables                                                                           9,733           (13,773)
              Inventories                                                                           6,052            (4,422)
              Other assets                                                                          1,051              (369)
          Increase (decrease) in Liabilities
              Accounts payable                                                                    (11,042)           15,856
              Payroll related                                                                      (1,216)           (2,106)
              Other current liabilities                                                               (32)            2,152
                                                                                                ---------         ---------
                  Net cash provided by (used in) operating activities                              (3,296)            1,482
                                                                                                ---------         ---------
          CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES
              Cash used to acquire net assets                                                      (1,500)
              Capital expenditures                                                                   (327)           (2,475)
              Proceeds from sale of property, plant and equipment                                     494                --
                                                                                                ---------         ---------
                  Net cash provided by (used in) investing activities                              (1,333)           (2,475)
                                                                                                ---------         ---------
          CASH FLOWS PROVIDED BY (USED IN ) FINANCING ACTIVITIES
              Net proceeds from stock transactions                                                    105             1,465
              Borrowings under other debt obligations                                                 231               506
              Repayments under other debt obligations                                                (276)             (134)
                                                                                                ---------         ---------
                  Net cash used in financing activities                                                60             1,837
                                                                                                ---------         ---------
         Effect of foreign exchange rate changes on cash                                              (56)                3
                                                                                                ---------         ---------
         Net Increase (decrease) in cash and cash equivalents                                      (4,625)              847
                                                                                                ---------         ---------
         Cash and cash equivalents at beginning of period                                          19,821            62,885
                                                                                                ---------         ---------
         Cash and cash equivalents at end of period                                             $  15,196         $  63,732
                                                                                                =========         =========
         SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
          NON-CASH TRANSACTIONS
              Stock issued for Notes                                                            $    (192)        $    (463)
                                                                                                ---------         ---------
             Recoverable taxes related to stock option exercises                                       --         $   5,836
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

         The accompanying condensed unaudited consolidated financial statements include the results of the Company and its wholly-owned subsidiaries: Paradyne Corporation; Paradyne Canada Ltd.; Paradyne International Ltd.; Paradyne Worldwide Corp.; Ark Electronic Products Inc.; Paradyne GmbH; Paradyne Finance Corporation; and Paradyne International Sales Ltd. Intercompany accounts and transactions have been eliminated in consolidation.

         The accompanying condensed unaudited consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not contain all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, such statements reflect all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of interim period results. These financial statements should be read in conjunction with the December 31, 2000 audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K as filed with the Securities and Exchange Commission on April 2, 2001.

         The results of operations for the interim periods are not necessarily indicative of results to be expected for the entire year or for other future interim periods.

2.       RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARDS

         In June 2000, the FASB issued Statement No. 138, "Accounting for Certain Hedging Activities", which amended Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." Statement No. 138 must be adopted concurrently with the adoption of Statement No. 133. The Company has adopted these new statements effective January 1, 2001.

         These Statements required the Company to recognize all derivatives on the balance sheet at fair value. The Company does not anticipate that the adoption of these statements will have a significant effect on its results of operations or financial position. As of March 31, 2001, the Company does not have any derivative instruments as defined in the statements or engage in hedging activities.

3.       INVENTORY:

         Inventories at March 31, 2001 and December 31, 2000 are summarized as follows (in thousands):

                            March 31,                  December 31,
                              2001                         2000
                           -----------                 ------------
Raw Materials              $    22,924                 $    30,088
Work in Process                  5,468                       5,533
Finished Goods             $     4,184                 $     3,007
                           -----------                 -----------
                                32,576                      38,628
                           ===========                 ===========

4.       EARNINGS PER SHARE:

         The following table summarizes (in thousands, except per share data) the weighted average shares outstanding for basic and diluted earnings per share for the periods presented.


                                                                             Three Months Ended
                                                                                  March 31,
                                                                          --------------------------
                                                                             2001            2000
                                                                          ---------        ---------
         Net income (loss)                                                $ (12,060)       $   2,455

         WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
             Basic                                                           32,521           31,270
             Dilutive effect of stock options                                    --            1,637
                                                                          ---------        ---------
             Diluted                                                         32,521           32,907
                                                                          ---------        ---------

         EARNINGS (LOSS) PER COMMON SHARE:
             Basic                                                        $   (0.37)       $    0.08
             Dilutive effect of stock options                             $      --        $   (0.01)
                                                                          ---------        ---------
             Diluted                                                      $   (0.37)       $    0.07
                                                                          ---------        ---------

5.       BUSINESS RESTRUCTURING CHARGES:

         In the first quarter of 2001 the Company recorded additional business restructuring charges of $3,807. The charges relate to the Company's plans to reduce expenses necessitated by the softening of the telecommunications equipment market which has resulted in fewer orders for the Company's equipment. The expense reductions include severance payments for the termination of approximately 220 employees in addition to certain costs incurred in conjunction with the plan to consolidate facilities located in Redbank and Fairlawn, New Jersey and Largo, Florida.

         During the first quarter of 2001, the Company paid $2,040, related to restructurings. The remaining $2,972 accured as of the end of March 31, 2001, substantially all of which is expected to be paid during 2001, is related to both U.S. and international restructuring. The following table summarizes the activity in the business restructure accrual for the first three months of 2001:

        Beginning Balance at January 1, 2001                         $1,205
        Additions to accrual in quarter one of 2001                   3,807
        Less payments made in quarter one of 2001
        (related to prior period and current period restructuring)   (2,040)
                                                                     ------
        Ending Balance at March 31, 2001                             $2,972
                                                                     ------
6.       IMPAIRMENT OF INTANGIBLE ASSET:

         As part of the restructuring that occurred in the first quarter of 2001, which included the closing of a development facility located in Fairlawn, New Jersey, the Company recorded a $1,602 charge for the impairment of an intangible asset. This charge represented the net book value of the "Acquired Workforce" intangible that was originally recorded in the second quarter of 2000 as part of the purchase of substantially all of the assets of Control Resources Corporation "CRC". Since the value of the in place work force (who were terminated) was the basis for recording the acquired workforce intangible, this intangible asset had no future economic value. Therefore the Company was required to record an impairment for the remaining value of the asset.

ITEM 2:     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS

         The following discussion and other sections of this Form 10-Q contains forward-looking statements that involve risks and uncertainties. These forward looking statements are made pursuant to the "safe-harbor" provisions of the Private Securities Litigation Reform Act of 1995 and are made based on management's current expectations or beliefs as well as assumptions made by, and information currently available to, management. All statements regarding future events, our future financial performance and operating results, our business strategy and our financing plans are forward-looking statements. In many cases, you can identify forward-looking statements by terminology, such as "may," "will," "should," "expects," "intends," "plans," "anticipates," "believes," "estimates," "predicts," "potential," or "continue," or the negative of such terms and other comparable terminology. These statements are only predictions. Known and unknown risks, uncertainties and other factors could cause our actual results to differ materially from those projected in the forward-looking statements

OVERVIEW

         We are a leading developer, manufacturer and distributor of broadband and narrowband network access products for network service providers ("NSPs") and business customers. We offer solutions that enable business class, service level managed, high-speed connectivity over the existing telephone network infrastructure and provide for cost-effective access speeds of up to 45 Megabits per second. We market and sell our products worldwide to NSPs and business customers through a multi-tier distribution system that includes direct sales, strategic partner sales, NSP sales and traditional distributor or value added reseller sales. Lucent technologies was our only 10% or greater customer during the first quarter of 2001. A majority of our sales to Lucent represented sales as a reseller of our products. Direct and indirect sales and services provided to Lucent during the first three months of 2001 was $3.7 million, or 11% of total revenues. Since Avaya Inc. was spun off from Lucent during the fourth quarter of 2000, for comparison purposes with the prior year, revenues from both Lucent and Avaya are combined. Collectively, we estimate that direct and indirect sales to, and service performed for Lucent and Avaya accounted for approximately 19% of our total revenues in the first three months of 2001 versus 25% in the same period of 2000. This percentage reduction principally results from lower Lucent and Avaya equipment sales of some of our older products in 2001. A loss or a significant reduction or delay in sales to a major customer could materially and adversely affect our business, financial condition and results of operations.

         Revenue from equipment sales is recognized when the following has occurred: evidence of a sales arrangement exists; delivery has occurred or services have been rendered; our price to the buyer is fixed or determinable; and collectibility is reasonably assured. Revenue from services, which consists mainly of repair of out-of-warranty products, is recognized when the services are performed and all substantial contractual obligations have been satisfied. Amounts billed to customers in sales transactions related to shipping and handling are classified as product revenue. Provision is made currently for estimated product returns. Royalty revenue is recognized when the Company has completed delivery of technical specifications and performed substantially all required services under the related agreement.

The information contained in this Form 10-Q is not a complete description of our business or the risks associated with an investment in us. Readers are referred to documents filed by Paradyne with the Securities and Exchange Commission, specifically our most recent Form 10-K and other filings, which identify important risk factors that could cause actual results to differ from those contained in the forward-looking statements, including: the timing and amount of expense reduction; the ability to successfully negotiate a new bank line of credit; the uncertainty of litigation, including putative shareholder class actions; a reliance on international sales; rapid technological change could render Paradyne's products obsolete; the uncertain acceptance of new telecommunications services based on DSL; substantial dependence on network service providers who may reduce or discontinue their purchase of products or services at any time; the timing and amount of, or cancellation or rescheduling of, orders of Paradyne's products to existing and new customers; possible inability to sustain revenue growth or profitability; dependence on only a few customers for a substantial portion of Paradyne's revenue; highly competitive markets; dependence on sales of access products to Lucent Technologies; dependence on sole and single-source suppliers; and a long and unpredictable sales cycle.


THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THREE MONTHS ENDED MARCH 31, 2000

REVENUES. Total revenues decreased $31.4 million, or 48.7%, to $33.1 million for the three months ended March 31, 2001 from $64.5 million for the same period in 2000. The decrease was primarily due to a decrease in the volume of sales of our broadband access products as a result of the continued deterioration in the overall competitive local exchange carrier (CLEC) market, a significant decrease in the sales of products to one of our major internet Service Provider customers and an overall economic climate that has led many of our customers to delay capital spending. As a percentage of total revenues, equipment sales were 97.0% of total revenues for the three months ended March 31, 2001 compared to 97.6% for the three months ended March 31, 2000.

GROSS MARGIN. Gross margin decreased $13.7 million or 50.5% to $13.4 million for the three months ended March 31, 2001 from $27.1 million for the three months ended March 31, 2000. Most of the decrease results from decreased sales of our broadband access products. Gross margin as a percentage of total revenues decreased to 40.5% in 2001 from 42.0% in 2000 primarily as a result of a decrease in the sale of our higher margin products along with a decrease in service and royalty revenues. During the first quarter of 2001 the company incurred business restructure expenses that resulted from the termination of approximately 20 manufacturing related employees and the closing of certain facilities. (See "Note 4 - Business Restructuring Charges" in the Notes to Condensed Consolidated Financial Statements in this Form 10-Q for further information.) As a result of these actions, we expect to realize reductions in manufacturing costs on an annual basis of approximately $1.0 million.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses decreased $1.0 million, or 10.1%, to $8.6 million for the three months ended March 31, 2001 from $9.5 million in 2000. This decrease is primarily attributable to a reduction in expenditures for engineering prototype supplies and professional fees for contracted labor, offset in part by increased expenditures for personnel and facilities related costs mostly resulting from the purchase of substantially all the assets of CRC in April 2000. As a percentage of total revenues, research and development expense increased to 25.9% for the three months ended March 31,2001 from 14.8% in the same period of 2000. This percentage increase is primarily attributable to the 48.7% decrease in revenue for the three month period ended March 31, 2001. As previously noted, the company incurred business restructuring expenses that resulted from the termination of approximately 120 research and development employees and the closing of certain facilities. (See "Note 4 - Business Restructuring Charges" in the Notes to Condensed Consolidated Financial Statements in this Form 10-Q for further information.) As a result of these actions, we expect to realize reductions in research and development expenses on an annual basis of approximately $10.0 million.

SELLING, GENERAL AND ADMINISTRATIVE ("SG&A") EXPENSES. SG&A expenses decreased $3.6 million, or 23.7%, to $11.6 million for the three months ended March 31, 2001 from $15.2 million for the three months ended March 31, 2000. The decrease is primarily attributable to a $2.7 million decrease in advertising related expenses, a $1.2 million decrease in personnel related expenses and a $.3 million decrease in consignment to customers, offset in part by a $.6 million increase in professional fees primarily related to legal expenses. The overall decrease in personnel related expenses is primarily the result of a business restructuring that occurred in the first three months of 2001. SG&A expense as a percentage of revenue increased from 23.6% for the three months ended March 31, 2000 to 35.0% for the three months ended March 31, 2001. This increase is primarily attributable to the 48.7% decrease in revenue during the period. As previously noted, the company incurred business restructure expenses that resulted from the termination of approximately 80 SG&A employees and the closing of certain facilities. (See "Note 4 - Business Restructuring Charges" in the Notes to Condensed Consolidated Financial Statements in this Form 10-Q for further information.) As a result of these actions, we expect to realize reductions in SG&A expenses on an annual basis of approximately $6.0 million.

IMPAIRMENT OF INTANGIBLE ASSET. The $1.6 million charge for impairment of intangible asset results from the writeoff of the net book value of an "Acquired Workforce" intangible that was originally recorded in the second quarter of 2000 as part of the purchase of substantially all of the assets of CRC. As part of the restructuring that occurred in the first quarter of 2001, we announced that we were closing the Fairlawn, New Jersey facility and that substantially all of the employees at that facility would be terminated. Since the value of the in place work force (who were terminated) was the basis of recording the acquired workforce intangible, we were required to record an impairment charge for the remaining value of the asset.

AMORTIZATION OF INTANGIBLE ASSETS AND DEFERRED STOCK COMPENSATION. The amortization of intangible assets and deferred stock compensation increased by $.4 million to $.5 million for the three months ended March 31, 2001 from $.1 million for the same period in 2000. The amortization of intangible assets is attributable to goodwill and acquired work force that resulted from the purchase of substantially all of the assets of CRC in the second quarter of 2000 (see above discussion of "Impairment of Intangible Asset"). As discussed above, $1.6 million of intangible asset is being written off this period as a result of the impairment of an intangible asset. Therefore, amortization of this intangible asset amounting to approximately $.4 million on an annual basis will be reduced in future reporting periods. The amortization of deferred stock compensation is related to the granting of stock options to key employees at prices deemed to be below fair market value for financial reporting purposes.

BUSINESS RESTRUCTURING CHARGES. During the first quarter of 2001 we incurred expenses of $3.8 million, or 11.5% of total revenues, related to our plans to reduce expenses necessitated by the softening of the telecommunications equipment market which has resulted in reduced demand for our equipment. These expenses include severance payments for the termination of approximately 220 employees in addition to costs incurred in conjunction with the consolidation of our facilities by closing two development centers located in New Jersey and one office building in Florida.

INTEREST AND OTHER (INCOME) EXPENSE, NET. Interest and other (income) expense, net, decreased by $.7 million to $.6 million of income for the three months ended March 31, 2001, from $1.3 million of income for the same period in 2000. Interest and other (income) expense, net, is related to interest income on short term investments, technology sales, income from fees, interest on notes payable and borrowings under lines of credit and foreign exchange gains and losses. This decrease in income was primarily attributable to a reduction in interest income due to our significantly lower cash position from the first quarter of 2000 resulting in lower earnings on short term investments, and a reduction in the amount of income from the sale of patents, offset in part by the recognition of commitment fee income net of expenses, received in connection with the termination of a credit facility with a customer.

PROVISION (BENEFIT) FOR INCOME TAXES. Provision (benefit) for income taxes decreased by $1.1 million to $0 for the three months ended March 31, 2001, from $1.1 million of provision for the same period in 2000. Since we incurred a pretax loss for the first three months of 2001, had a loss carryover from the prior year and is not expected to generate pretax income for the remainder of the year, no tax provision is required.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operations for the three months ended March 31, 2001 totaled $3.3 million. The net loss adjusted for non-cash impacting items such as depreciation, amortization, impairment of intangible assets and allowance for bad debts is reduced to a negative cash flow of $8.2 million. Contributing to cash provided from operations and further reducing the negative cash flow were decreases in receivables of $9.7 million due to lower revenues and strong collections and a decrease in inventories of $6.1 million. Decreases to cash from operating activities offsetting the above contributions were principally driven by a $11.0 million reduction in accounts payable, as previously incurred purchase commitments were executed and paid off. Also contributing to cash outflows were $2.0 million of payments related to business restructuring made during the first quarter. As a result of employee terminations related to restructurings recorded in the first quarter we estimate that our annual cash flow needs for salary related payments will be approximately $15 million lower than beginning of the year levels. Early in the second quarter of 2001 we received cash of approximately $3.5 million in income tax refunds but we also expect to pay severance payments during the quarter of approximately $2.3 million.

         The primary use of funds in investing activities was due to $1.5 million of contingent consideration made during the first quarter to the sellers of the CRC business. This payment resulted because product sales generated by the CRC business in 2000 exceeded the 2000 target set as part of the acquisition. There were minimal other investing activities during the quarter as proceeds from the sale of property, plant and equipment was actually larger than net capital expenditures, resulting in a slightly positive cash impact of $.2 million. The low level of capital expenditures reflects the very tight controls placed on cash expenditures as a result of a slowdown in business activity. Because these tight controls are being continued and with reduced need for research and development capital (due to reduced research and development personnel), it is expected that cash outflows to meet capital requirements for the remainder of the year will be approximately $1.0 million per quarter.

         Net cash from financing activities during the first quarter was approximately breakeven for the quarter with no material transactions in any one category.

         In June 2000, we and four financial institutions entered into a credit agreement under which we and each of the four financial institutions agreed to provide funds to one of our major customers. We entered into this agreement in order to develop further our relationship with this valuable customer. Our portion of this credit agreement was $25.0 million. As of December 31, 2000, no money had ever been borrowed from us under this facility. In March 2001, this customer filed for bankruptcy thereby terminating our obligations.

         We had $15.2 million of cash and cash equivalents at March 31, 2001 representing a decrease of $4.6 million from $19.8 million at December 31, 2000. Working capital decreased $6.4 million from $54.8 million at December 31, 2000 to $48.4 million at March 31, 2001.

         The bank line of credit with Paradyne Corporation, or wholly owned operating subsidiary, expired at the end of January 2001, and we have not yet negotiated a new line of credit. Paradyne Corporation is currently in negotiations to secure a new line of credit facility with one or more banks, which we expect to finalize during the second quarter. We are a holding company with no business operations of our own. In the event we incur obligations, we would be dependent on payments, loans, dividends and distributions from our subsidiaries for funds to pay our obligations, It is probable that, under any line of credit, Paradyne Corporation and its subsidiaries will be restricted from paying dividends or making distributions to us unless certain financial conditions are met.

         We believe that our current cash position, together with cash flows from operations and our ability to monitor and control expenditures, will be sufficient to meet our working capital needs for at least the next twelve months.



RECENT TRENDS AND DEVELOPMENTS

         There have been reductions in spending on networking equipment among smaller communications companies including CLECs. Companies are continuing to change their build-out strategies amid increased competition, and some companies are experiencing decreases in funds available from the capital investment markets.

         In May we announced a temporary compensation plan impacting North American employees. Most manufacturing employees had their work week reduced from 40 hours to 34 hours per week resulting in a 15% reduction to their total compensation. All other North American employees had their compensation rate reduced from 3 to 15% depending on the amount of their base pay. Although we do not know how long this temporary compensation reduction will be in effect, we estimate that the annualized reduction to compensation would be approximately $3.4 million.

INFLATION

         Because of the relatively low levels of inflation experienced in 2000 and 2001 to date, inflation did not have a significant effect on our results in such periods.



ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We do not engage in investing in or trading market risk sensitive instruments. We also do not purchase, for investing, hedging, or for purposes "other than trading", instruments that are likely to expose us to market risk, whether interest rate, foreign currency exchange, commodity price or equity price risk, except as noted in the following paragraph. We have not entered into any forward or futures contracts, purchased any options or entered into any interest rate swaps. Additionally, we do not currently engage in foreign currency hedging transactions to manage exposure for transactions denominated in currencies other than U.S. dollars

         If we were to successfully negotiate and then borrow from a new revolving line of credit facility, we would be exposed to changes in interest rates. We are also exposed to changes in interest rates from investments in some held-to maturity securities. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes.


                                     PART II
                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Following Paradyne's September 28, 2000 press release regarding contemplated third quarter results, several securities class action suits against Paradyne; Andrew May, Paradyne's Chief Executive Officer and President at the time; Patrick Murphy, Paradyne's Chief Financial Officer and Senior Vice President; and Thomas Epley, Paradyne's Chairman of the Board (collectively, the "Defendants"), were filed in October 2000 in the United States District Court for the Middle District of Florida, Tampa Division. Sean E. Belanger, our current President and Chief Executive Officer and a director was added as a Defendant in the litigation in April 2001. These actions were later consolidated into one case and the Court appointed Frank Gruttadauria and Larry Spitcaufsky as the lead plaintiffs and the law firms of Milberg Weiss Bershad Hynes & Lerach LLP and Barrack Rodos & Bacine as the lead counsel. The Amended Consolidated Complaint alleges violations by the Defendants of the securities anti-fraud provisions of the federal securities laws, specifically Section 10(b) of the

Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. It further alleges that the individual Defendants are liable under
Section 20(a) of the Securities Exchange Act as "control persons of Paradyne". The plaintiffs purport to represent a class of investors during a purported class period of September 28, 1999 through September 28, 2000 and allege, in effect, that the Defendants during that time, through material misrepresentations and omissions, fraudulently or recklessly inflated the market price of Paradyne's stock by allegedly erroneously reporting that Paradyne was performing well, that its inventories were properly stated, and that its customer base and product demand were solid. The securities section seeks damages in an unspecified amount for the purported class for the alleged inflated amount of the stock price during the class period. The Defendants believe the claims are without merit and intend to vigorously defend them, although they cannot predict the outcome. The Defendants intend to file a motion to dismiss the Amended Consolidated Complaint on or before May 25, 2001. Paradyne has engaged the law firm of Holland and Knight, LLP as its legal counsel in this litigation.

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS


Our Registration Statement on Form S-1 (Registration No. 333-76385) was declared effective on July 15, 1999 and our initial public offering commenced on July 16, 1999. We received net proceeds of approximately $62.2 million after deducting estimated underwriting discounts, commissions, and offering expenses. As of March 31, 2001, we had used approximately $52.4 million of the net proceeds to repay all the outstanding indebtedness from our now expired revolving line of credit facility with Bank of America, to pay for certain capital expenditures, for working capital, and to fund the acquisition of CRC. We intend to use the remainder of the net proceeds for general corporate purposes, including working capital and additional capital expenditures


                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           Paradyne Networks, Inc.


         Date: May 15, 2001           /s/  Sean E. Belanger
                                           ----------------
                                           Sean E. Belanger
                                            President, Chief Executive
                                           Officer and Director

                                      /s/  Patrick M. Murphy
                                           -----------------
                                           Patrick M. Murphy
                                           Senior Vice President,
                                           Chief Financial Officer,
                                           Corporate Secretary and Treasurer
                                           (Principal Financial and Accounting
                                           Officer)