Form 10-Q
period 2001-06-30
PARADYNE NETWORKS INC
filed 2001-08-14
CIK 76174

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2001

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

         The number of shares outstanding of the Registrant's Common Stock as of July 31, 2001 was 32,985,894.

                            PARADYNE NETWORKS, INC.
                       FOR THE PERIOD ENDED JUNE 30, 2001


                                     INDEX


                                 PART I FINANCIAL INFORMATION

ITEM 1.           Financial Statements:
                  Condensed Consolidated Balance Sheets at June 30, 2001 and
                  December 31, 2000                                                       1

                  Condensed Consolidated Statements of Operations for the Three
                  and Six Months Ended June 30, 2001 and June 30, 2000                    2

                  Condensed Consolidated Statements of Cash Flows for
                  the Six Months Ended June 30, 2001 and June 30, 2000                    3

                  Notes to Condensed Consolidated Financial Statements                    4

ITEM 2.           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                     7

ITEM 3.           Quantitative and Qualitative Disclosures about Market
                  Risk                                                                   11


                                 PART II OTHER INFORMATION

ITEM 1.           Legal Proceedings                                                      11

ITEM 2.           Changes in Securities and Use of Proceeds                              12

ITEM 4.           Submission of Matters to a Vote of Security Holders                    12

ITEM 6.           Exhibits and Reports on Form 8-K                                       12

SIGNATURES                                                                               13

                          PART I. FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS


                             PARADYNE NETWORKS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                                                                           JUNE 30,        DECEMBER 31,
                                                                                             2001              2000
                                                                                         (UNAUDITED)
                                                                                         -----------       ------------
                                  ASSETS
Current assets:
  Cash and cash equivalents                                                               $  23,044         $  19,821
  Accounts receivable less allowance for doubtful accounts of $3,650 and $3,919
      at June 30, 2001 and December 31, 2000, respectively                                   11,562            23,770
  Income tax receivables                                                                        258             4,000
  Inventories (See Note 3)                                                                   18,167            38,628
  Prepaid expenses and other current assets                                                   1,936             2,563
                                                                                          ---------         ---------
           Total current assets                                                              54,967            88,782

Property,  plant and equipment, less accumulated depreciation of $23,187 and
     $21,704 at June 30, 2001 and December 31, 2000, respectively                            15,901            20,299
Other assets                                                                                    663             8,199
                                                                                          ---------         ---------
           Total assets                                                                   $  71,531         $ 117,280
                                                                                          =========         =========

                    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                                        $   4,750         $  17,032
  Current portion of debt                                                                       591               638
  Payroll & benefit related liabilities                                                       5,900             7,647
  Other current liabilities                                                                   5,815             8,620
                                                                                          ---------         ---------
          Total current liabilities                                                          17,056            33,937
Long term liabilities                                                                           664               684
                                                                                          ---------         ---------
          Total liabilities                                                                  17,720            34,621

Stockholders' equity:
   Preferred stock, par value $.001; 5,000,000 shares authorized, none issued or outstanding
   Common stock, par value $.001; 60,000,000 shares authorized, 32,985,694 and
        32,556,127 shares issued and outstanding as of June 30, 2001 and
        December 31, 2000, respectively                                                          33                33
   Additional paid-in capital                                                               104,878           104,019
   Retained earnings (deficit)                                                              (49,932)          (19,759)
   Other equity adjustments                                                                  (1,168)           (1,634)
                                                                                          ---------         ---------
          Total stockholders' equity                                                         53,811            82,659
                                                                                          ---------         ---------
          Total liabilities and stockholders' equity                                      $  71,531         $ 117,280
                                                                                          =========         =========

      See accompanying Notes to Condensed Consolidated Financial Statements

                             PARADYNE NETWORKS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                    UNAUDITED

                                                                     THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                           JUNE 30,                     JUNE 30,
                                                                  -----------------------       ------------------------
                                                                    2001           2000           2001            2000
                                                                  --------       --------       --------       ---------
Revenues:
Sales                                                             $ 26,883       $ 74,788       $ 58,990       $ 137,740
Services                                                             1,082            809          2,082           2,088
Royalties                                                              250              0            250             250
                                                                  --------       --------       --------       ---------
               Total Revenues                                       28,215         75,597         61,322         140,078
               Total cost of sales                                  26,885         44,714         46,580          82,082
                                                                  --------       --------       --------       ---------
Gross Margin                                                         1,330         30,883         14,742          57,996

Operating expenses:
   Research and development                                          6,035         10,492         14,601          20,023
   Selling, general & administrative                                 9,143         18,803         20,716          34,041
   Impairment of intangible assets                                   4,159              0          5,761               0
   Amortization of intangible assets and
    deferred stock compensation                                        273            376            772             452
  Business restructuring charges                                         0              0          3,807               0
                                                                  --------       --------       --------       ---------
            Total operating expenses                                19,610         29,671         45,657          54,516
                                                                  --------       --------       --------       ---------
Operating Income (loss)                                            (18,280)         1,212        (30,915)          3,480
Other (income) expenses:
   Interest, net                                                      (183)          (780)          (355)         (1,617)
   Other, net                                                           16            128           (387)           (325)
                                                                  --------       --------       --------       ---------
Income (loss) before provision for income tax                      (18,113)         1,864        (30,173)          5,422
Provision for income taxes                                               0            578              0           1,681
                                                                  --------       --------       --------       ---------
Net Income (loss)                                                 $(18,113)      $  1,286       $(30,173)      $   3,741
                                                                  ========       ========       ========       =========
Weighted average number of common shares outstanding
   Basic                                                            32,834         31,584         32,677          31,428
   Diluted                                                          32,834         33,341         32,677          33,441
Earnings (loss) per common share
   Basic                                                          $  (0.55)      $   0.04       $  (0.92)      $    0.12
   Diluted                                                        $  (0.55)      $   0.04       $  (0.92)      $    0.11
Consolidated Statements of Comprehensive Income (loss)
   Net Income (loss)                                               (18,113)         1,286        (30,173)          3,741
  Translation Adjustments                                              132              6             76               9
                                                                  --------       --------       --------       ---------
  Comprehensive Income (loss)                                     $(17,981)      $  1,292       $(30,097)      $   3,750
                                                                  ========       ========       ========       =========

      See accompanying Notes to Condensed Consolidated Financial Statements

                             PARADYNE NETWORKS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                    UNAUDITED

                                                                                                SIX MONTHS ENDED
                                                                                                     JUNE 30,
                                                                                          ---------------------------
                                                                                             2001              2000
                                                                                          ---------         ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                                $ (30,173)        $   3,741
Adjustments to reconcile net income (loss) to cash provided by
     (used in) operating activities:
Inventory write-down                                                                         10,905                --
Loss on sale of assets                                                                          392                15
Increase/(decrease) in allowance for bad debts                                                 (269)              715
Depreciation and amortization                                                                 4,510             3,930
Impairment of intangible asset                                                                5,761                --
(Increase) decrease in assets:
     Accounts receivable                                                                     16,219           (10,691)
     Inventories                                                                              9,556           (37,064)
     Other assets                                                                             1,825              (847)
Increase (decrease) in liabilities:
     Accounts payable                                                                       (10,782)           20,618
     Payroll related                                                                         (1,747)             (973)
     Other current liabilities                                                               (2,661)            6,288
                                                                                          ---------         ---------
           Net cash provided by (used in) operating activities                                3,536           (14,268)
                                                                                          ---------         ---------
CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES
     Cash used to acquire net assets                                                         (1,500)           (3,100)
     Capital expenditures                                                                      (465)           (5,012)
     Proceeds from sale of property, plant and equipment                                        735                --
                                                                                          ---------         ---------
           Net cash used in investing activities                                             (1,230)           (8,112)
                                                                                          ---------         ---------
CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES
     Net proceeds from stock transactions                                                     1,052             4,442
     Repayment of bank line of credit and other short term obligations                           --               (18)
     Borrowings under other debt obligations                                                    231               513
     Repayments under other debt obligations                                                   (442)             (307)
                                                                                          ---------         ---------
           Net cash provided by (used in) financing activities                                  841             4,630
                                                                                          ---------         ---------
Effect of foreign exchange rate changes on cash                                                  76                 9
                                                                                          ---------         ---------
Net Increase (decrease) in cash and cash equivalents                                          3,223           (17,741)
Cash and cash equivalents at beginning of period                                             19,821            62,885
                                                                                          ---------         ---------
Cash and cash equivalents at end of period                                                $  23,044         $  45,144
                                                                                          =========         =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
NON-CASH TRANSACTIONS
     Stock issued for notes                                                               $    (192)        $    (485)
                                                                                          =========         =========
     Note issued to seller to acquire business                                            $      --         $   4,668
                                                                                          =========         =========
     Recoverable taxes related to stock option exercises                                  $      --         $   6,498
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

         These Statements required the Company to recognize all derivatives on the balance sheet at fair value. As of June 30, 2001, the Company does not have any derivative instruments as defined in the statements or engage in hedging activities.

         In July 2001 the FASB issued SFAS 141, 142 and 143. SFAS 141, "Business Combinations" requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling of interests method of accounting will be prohibited. The Company does not have any pending acquisitions that will be impacted by this rule.

         SFAS 142, "Goodwill and Other Intangible Assets" changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations, will cease for fiscal years beginning after December 15, 2001. The Company does not have any goodwill recorded on its books at June 30, 2001; therefore this standard will have no future impact on the Company's financial statements.

         SFAS 143, "Accounting for Asset Retirement Obligations" requires the recognition of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the carrying amount of the related long-lived asset is correspondingly increased. Over time, the liability is accreted to its present value and the related capitalized charge is depreciated over the useful life of the asset. SFAS 143 is effective for fiscal years beginning after June 15, 2002. We are currently reviewing the impact of SFAS 143 on the Company.

3.       INVENTORY:

         Inventories at June 30, 2001 and December 31, 2000 are summarized as follows (in thousands):

                                                                                   JUNE 30,                 DECEMBER 31,
                                                                                     2001                       2000
                                                                                   --------                 ------------
Raw Materials                                                                     $  13,224                   $ 30,088
Work In Process                                                                       2,310                      5,533
Finished Goods                                                                        2,633                      3,007
                                                                                  ---------                   --------
                                                                                  $  18,167                   $ 38,628
                                                                                  =========                   ========

         In June 2001, the Company recorded a provision for the write-down of inventory in the amount of $10,905. This charge was required because of the sustained downturn in the telecommunications equipment sector overall and the uncertainty of the Company's ability to liquidate its inventory at or above its current cost basis.

4.       EARNINGS PER SHARE:

         The following table summarizes (in thousands, except per share data) the weighted average shares outstanding for basic and diluted earnings per share for the periods presented.

                                                                    THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                          JUNE 30,                      JUNE 30,
                                                                    2001           2000           2001           2000
                                                                  --------       --------       --------       ---------
Net Income (loss)                                                 $(18,113)      $  1,286       $(30,173)      $   3,741

Weighted average number of common shares outstanding
    Basic                                                           32,834         31,584         32,677          31,428
    Dilutive effect of stock options                                    --          1,757             --           2,013
                                                                  --------       --------       --------       ---------
    Diluted                                                         32,834         33,341         32,677          33,441
                                                                  --------       --------       --------       ---------
Earnings per common share:
    Basic                                                         $  (0.55)      $   0.04       $  (0.92)      $    0.12
    Dilutive effect of stock options                              $     --       $     --       $     --       $   (0.01)
                                                                  --------       --------       --------       ---------
    Diluted                                                       $  (0.55)      $   0.04       $  (0.92)      $    0.11
                                                                  --------       --------       --------       ---------

5.       BUSINESS RESTRUCTURING CHARGES:

         In the first six months of 2001, the Company recorded additional business restructuring charges of $3,807. The charges relate to the Company's plans to reduce expenses necessitated by the softening of the telecommunications equipment market, which has resulted in fewer orders for the Company's equipment. The expense reductions include severance payments for the termination of approximately 220 employees in addition to certain costs incurred in conjunction with the plan to consolidate facilities located in Redbank and Fairlawn, New Jersey and Largo, Florida.

         During the first six months of 2001, the Company paid $4,175 related to business restructurings. The remaining $837 accrued as of the end of June 30, 2001, substantially all of which is expected to be paid during 2001, is related to both U.S. and international business restructuring. The following table summarizes the activity in the business restructurings accrual for the first six months of 2001:

         Beginning Balance at January 1, 2001                                         $ 1,205
         Additions to accrual in the first six months of 2001                           3,807
         Less payments made in the first six months of 2001
         (related to prior periods and current period restructuring)                   (4,175)
                                                                                      -------
         Ending Balance at June 30, 2001                                              $   837
                                                                                      -------

6.       IMPAIRMENT OF INTANGIBLE ASSETS:

         As part of the restructuring that occurred in the first quarter of 2001, which included the closing of a development facility located in Fairlawn, New Jersey, the Company recorded a $1,602 charge for the impairment of an intangible asset. This charge represented the net book value of the "Acquired Workforce" intangible that was originally recorded in the second quarter of 2000 as part of the purchase of substantially all of the assets of Control Resources Corporation (CRC). Since the value of the in place work force (who were terminated) was the basis for recording the acquired workforce intangible, this intangible asset had no future economic value; therefore the Company was required to record an impairment for the remaining value of the asset.

         Additionally, during June 2001 the Company recorded a $4,159 charge for the impairment of goodwill. This charge represented the unamortized goodwill that was originally recorded as part of the CRC purchase mentioned above. During the second quarter of 2001 revenues from the sale of the products and technology acquired as part of the CRC acquisition were minimal. Because of the Company's uncertainty of its ability to sell these products in the future, this intangible asset had no future economic value. Consequently, the Company was required to write off the unamortized balance of the asset.


7.       REVOLVING CREDIT FACILITY

         On July 16, 2001, the Company entered into an agreement (the "Agreement") with Foothill Capital Corporation, a wholly-owned subsidiary of Wells Fargo & Company, to provide a secured revolving line of credit in the amount of $17.5 million with availability subject to a borrowing base formula. At the Company's option, the interest rate will either be the prime rate published by Wells Fargo plus .75% or the LIBOR (London Interbank Offered Rate) rate plus 2.75%. In no event will the borrowing rate be lower than 7%. The Agreement contains financial covenants limiting the maximum amount of capital expenditures the Company can make and requiring it to meet minimum EBITDA targets. The Company is able to borrow up to a maximum of $17.5 million based on the amount of its accounts receivable and its inventory. There are restrictions on the eligible amounts of both the accounts receivable and the inventory. In order to obtain this line of credit, the Company will pay the lender a closing fee of $150, a monthly servicing fee of $4, an unused line fee of .375% of the balance not borrowed under the line of credit each month, and the Company will be responsible for audit and appraisal fees. If the Company fails to pay amounts due under the loan when due and payable, or if it fails to perform specified terms of the Agreement, it will be in default if it has previously borrowed under the Agreement. In the event of default the Company will no longer be able to borrow under the Agreement and it would have to immediately repay any amounts owed the lender. The Company may cancel the loan Agreement at any time but it would have to pay a cancellation premium starting at 3% of the maximum borrowing at the inception of the Agreement, reducing as the Agreement matures to 1% of the maximum borrowing during the last year of the Agreement.

8.       PENDING LITIGATION

         The Company is subject to legal proceedings, claims and liabilities that arise in the ordinary course of business. Due to inherent uncertainties of the litigation process and the judicial system, the Company is unable to predict the outcome of these legal proceedings. The Company has provided, however, for all loss contingencies where it believes it is probable and reasonably estimable (in accordance with SFAS 5) that a liability has been incurred. Following the Company's September 28, 2000 press release regarding contemplated third quarter results, several securities class action suits (collectively, the "Securities Actions") against Paradyne and certain of its officers and directors; Andrew May, Paradyne's Chief Executive Officer and President at the time; Patrick Murphy, Paradyne's Chief Financial Officer and Senior Vice President; and Thomas Epley, Paradyne's Chairman of the Board (collectively, the "Defendants"), were filed in October 2000 in the United States District Court for the Middle District of Florida, Tampa Division. Sean E. Belanger, the Company's current President and Chief Executive Officer and a director, was added as a Defendant in the litigation in April 2001. These actions were later consolidated into one case and the Court appointed Frank Gruttadauria and Larry Spitcaufsky as the lead plaintiffs and the law firms of Milberg Weiss Bershad Hynes & Lerach LLP and Barrack Rodos & Bacine as the lead counsel. The Amended Consolidated Complaint alleges violations by the Defendants of the securities anti-fraud provisions of the federal securities laws, specifically Section 10(b) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. It further alleges that the individual Defendants are liable under
Section 20(a) of the Securities Exchange Act as "control persons of Paradyne". The plaintiffs purport to represent a class of investors during a purported class period of September 28, 1999 through September 28, 2000 and allege, in effect, that the Defendants during that time, through material misrepresentations and omissions, fraudulently or recklessly inflated the market price of the Company's stock by allegedly erroneously reporting that the Company was performing well, that its inventories were properly stated, and that its customer base and product demand were solid. The Securities Actions seek damages in an unspecified amount for the purported class for the alleged inflated amount of the stock price during the class period. The Defendants believe the claims are without merit and intend to vigorously defend them, although they cannot predict the outcome. The Defendants filed a motion on May 25, 2001, asking the court to dismiss the complaint, with prejudice, after which the Plaintiffs filed a memorandum of law in opposition to Defendant's dismissal motion on July 2, 2001. The Defendant's dismissal motion is pending with the court and we are unable to predict how long the court will take to rule on the motion. The Company has engaged the law firm of Holland & Knight, LLP as its legal counsel in this litigation.

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

         The following discussion and other sections of this Form 10-Q contain forward-looking statements that involve risks and uncertainties. These forward-looking statements are made pursuant to the "safe-harbor" provisions of the Private Securities Litigation Reform Act of 1995 and are made based on management's current expectations or beliefs as well as assumptions made by, and information currently available to, management. All statements regarding future events, our future financial performance and operating results, our business strategy and our financing plans are forward-looking statements. In many cases, you can identify forward-looking statements by terminology, such as "may," "will," "should," "expects," "intends," "plans," "anticipates," "believes," "estimates," "predicts," "potential," or "continue," or the negative of such terms and other comparable terminology. These statements are only predictions. Known and unknown risks, uncertainties and other factors could cause our actual results to differ materially from those projected in the forward-looking statements.

         The information contained in this Form 10-Q is not a complete description of our business or the risks associated with an investment in us. Readers are referred to documents filed by Paradyne with the Securities and Exchange Commission, specifically our most recent Form 10-K and other filings, which identify important risk factors that could cause actual results to differ from those contained in the forward-looking statements, including: the timing and amount of expense reduction; the uncertainty of litigation, including putative stockholder class actions; a reliance on international sales; rapid technological change could render Paradyne's products obsolete; the uncertain acceptance of new telecommunications services based on DSL; substantial dependence on network service providers who may reduce or discontinue their purchase of products or services at any time; the timing and amount of, or cancellation or rescheduling of, orders of Paradyne's products to existing and new customers; possible inability to sustain revenue growth or profitability; dependence on only a few customers for a substantial portion of Paradyne's revenue; highly competitive markets; dependence on sales of access products to Lucent Technologies and Avaya Inc.; dependence on sole and single-source suppliers; and a long and unpredictable sales cycle.

OVERVIEW

         We are a leading developer, manufacturer and distributor of broadband and narrowband network access products for network service providers ("NSPs") and business customers. We offer solutions that enable business class, service level managed, high-speed connectivity over the existing telephone network infrastructure and provide for cost-effective access speeds of up to 45 Megabits per second. We market and sell our products worldwide to NSPs and business customers through a multi-tier distribution system that includes direct sales, strategic partner sales, NSP sales and traditional distributor or value added reseller sales. Lucent Technologies was our only 10% or greater customer during the first six months of 2001. A majority of our sales to Lucent represented sales as a reseller of our products. Direct and indirect sales and services provided to Lucent during the first six months of 2001 were $6.3 million. Since Avaya Inc. was spun off from Lucent during the fourth quarter of 2000, for comparison purposes with the prior year, revenues from both Lucent and Avaya are combined. Collectively, we estimate that direct and indirect sales to, and service performed for Lucent and Avaya accounted for approximately 19% of our total revenues in the first six months of 2001 versus 23% in the same period of 2000. This percentage reduction principally results from lower Lucent and Avaya equipment sales of some of our older products in 2001. A loss or a significant reduction or delay in sales to a major customer could materially and adversely affect our business, financial condition and results of operations.

         Revenue from equipment sales is recognized when the following has occurred: evidence of a sales arrangement exists; delivery has occurred or services have been rendered; our price to the buyer is fixed or determinable; and collectibility is reasonably assured. Revenue from services, which consists mainly of repair of out-of-warranty products, is recognized when the services are performed and all substantial contractual obligations have been satisfied. Amounts billed to customers in sales transactions related to shipping and handling are classified as product revenue. Provision is made currently for estimated product returns. Royalty revenue is recognized when we have completed delivery of technical specifications and performed substantially all required services under the related agreement.

QUARTER AND SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO QUARTER AND SIX MONTHS ENDED JUNE 30, 2000

REVENUES. Total revenues decreased $47.4 million, or 63%, to $28.2 million for the quarter ended June 30, 2001 from $75.6 million for the same period in 2000. As a percentage of total revenues, equipment sales were 95% of total revenues for the quarter ended June 30, 2001 and 99% for the quarter ended June 30, 2000. This decrease in percentage is mostly attributable to the decrease in equipment sales in addition to an increase in service and royalty revenues. Total revenues for the six months ended June 30, 2001 decreased $78.8 million, or 56%, to $61.3 million from $140.1 million for the first six months of 2000. These decreases were mostly attributable to significant decreases in the volume of sales of our broadband access products as a result of the continued deterioration in the overall competitive local exchange carrier (CLEC) market to new and existing customers. Equipment sales were 96% of total revenues for the six months ended June 30, 2001 compared to 98% for the same period in 2000. This percentage decrease was mostly due to a reduction in equipment sales during the first six months of 2001 versus 2000.

GROSS MARGIN. Gross margin decreased $29.6 million, or 96%, to $1.3 million for the three months ended June 30, 2001 from $30.9 million for the three months ended June 30, 2000 and decreased $43.3 million, or 75%, to $14.7 million for the six months ended June 30, 2001 from $58.0 million for the six months ended June 30, 2000. This decrease in gross margin is primarily due to two factors. First, the volume of sales of our broadband access products decreased as a result of reduced demand from our existing customers brought on by the continued deterioration in the CLEC market. Secondly, in the month of June 2001, we recorded a $10.9 million provision for the write-down of excess and obsolete inventory because of the sustained downturn in the telecommunications sector and uncertainty surrounding our ability to liquidate certain of our inventory at its current cost basis. Gross margin as a percentage of total revenues decreased to 5% for the three months ended June 30, 2001 from 41% in the same period of 2000. This decrease in gross margin percentage is mostly attributable to our recording a $10.9 million provision for the write-down of excess and obsolete inventory, partially offset by an increase in service and royalty revenues and by a decrease in manufacturing costs. For the six months ended June 30, 2001, gross margin as a percentage of total revenues decreased to 24% from 41% in the same period of 2000 primarily due to the recording of a $10.9 million inventory provision. During the first quarter of 2001, we incurred business restructuring expenses that resulted from the termination of approximately 20 manufacturing related employees and the closing of certain facilities (See "Note 5 - Business Restructuring Charges" in the Notes to Condensed Consolidated Financial Statements in this Form 10-Q for further information).

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses decreased $4.5 million, or 42%, to $6.0 million for the three months ended June 30, 2001 from $10.5 million for the same period in 2000. For the six months ended June 30, 2000, research and development expenses decreased $5.4 million, or 27%, to $14.6 million compared to $20.0 million for the same period in 2000. These decreases for the three months and six months ended June 30, 2001 resulted primarily from reductions in personnel related costs, expenditures for engineering prototype supplies and professional fees for contracted labor. Most of the reduced expenditures are the result of our first quarter business restructure that included the termination of approximately 120 research and development employees and the closing of facilities in Redbank and Fairlawn, New Jersey. (See "Note 5 - Business Restructuring Charges" in the Notes to Condensed Consolidated Financial Statements in this Form 10-Q for further information.) As a result of these actions, we expect to realize reductions in research and development costs on an annual basis of approximately $10.0 million. For the three months ended June 30, 2001, research and development expense as a percentage of total revenues, increased to 21% from 14% in the same period of 2000 and for the six months ended June 30, 2001, the percentage increased to 24% from 14% for the same period of 2000. These increases are primarily attributable to the 63% and 56% decreases in revenue during the three and six month periods of 2001, respectively.

SELLING, GENERAL AND ADMINISTRATIVE ("SG&A") EXPENSES. SG&A expenses decreased $9.7 million, or 51%, to $9.1 million for the three months ended June 30, 2001 from $18.8 million for the three months ended June 30, 2000 and decreased $13.3 million, or 39%, to $20.7 million for the six months ended June 30, 2001 from $34.0 million for the six months ended June 30, 2000. Most of the decreases for the three and six months ended June 30, 2001 were due to decreased advertising expenses (primarily joint advertising with a major customer associated with the sales of new products in the prior year not repeated in 2001) and decreases in expenses related to personnel and travel. With the exception of advertising, most of the reduced expenditures are the result of our first quarter business restructuring that included the termination of approximately 80 SG&A employees and the closing of facilities in Redbank and Fairlawn, New Jersey. (See "Note 5
- Business Restructuring Charges" in the Notes to Condensed Consolidated Financial Statements in this Form 10-Q for further information.) As a result of these actions, we expect to realize reductions in SG&A expenses on an annual basis of approximately $6.0 million. Offsetting the decreases in expenses for the six months ended June 30, 2001 were increases to expenses related to professional fees for mostly legal and accounting services. SG&A expense as a percentage of revenue increased from 24.9% for the three months ended June 30, 2000 to 32% for the three months ended June 30, 2001 and from 24% for the six months ended June 30, 2000 to 34% for the six months ended June 30, 2001. These increases were primarily attributable to the decreases in revenue during the three and six month periods, respectively.

IMPAIRMENT OF INTANGIBLE ASSETS. Impairment of intangible assets includes a $4.2 million charge that occurred in the second quarter of 2001 and a $1.6 million charge that occurred in the first three months of 2001 resulting in a total of $5.8 million for the first six months of 2001. The $4.2 million charge results from the write off of the unamortized balance of goodwill that was originally recorded as part of the Control Resources Corporation (CRC) purchase in April 2000. Revenues from the sale of the products and technology acquired as part of the CRC acquisition have been minimal. Because of uncertainty related to our ability to sell the products from the product line acquired from CRC, we determined that this intangible asset had no future economic value, and consequently, we were required to write off the unamortized balance of the asset. The $1.6 million charge for impairment of intangible assets results from the write-off of the net book value of an "Acquired Workforce" intangible that was originally recorded in the second quarter of 2000 as part of the purchase of substantially all of the assets of CRC. As part of the restructuring that occurred in the first quarter of 2001, we announced that we were closing the Fairlawn, New Jersey facility and that substantially all of the employees at that facility would be terminated in 2001. Since the value of the in place work force (who were terminated) was the basis of recording the acquired workforce intangible, we recorded an impairment charge for the remaining value of the asset.

AMORTIZATION OF INTANGIBLE ASSETS AND DEFERRED STOCK COMPENSATION. The amortization of intangible assets and deferred stock compensation decreased by $.1 million to $.3 million for the three months ended June 30, 2001 from $.4 million for the same period in 2000 and increased by $.3 million to $.8 million for the six month period ended June 30, 2001 from $.5 million for the same period in 2000. The amortization of intangible assets is attributable to goodwill and acquired work force that resulted from the purchase of substantially all of the assets of CRC in the second quarter of 2000 (see above discussion of "Impairment of Intangible Asset"). Since all ($5.8 million) intangible assets were written off in the first six months of 2001 as a result of the impairment of intangible assets, amortization of these intangible assets amounting to approximately $1.5 million on an annual basis will no longer be recorded. The amortization of deferred stock compensation is related to the granting of stock options to key employees at prices deemed to be below fair market value for financial reporting purposes.

BUSINESS RESTRUCTURING CHARGES. During the first quarter of 2001 we incurred expenses of $3.8 million related to our plans to reduce expenses. This was necessitated by the softening of the telecommunications equipment market, which has resulted in reduced demand for our equipment. These expenses include severance payments for the termination of approximately 220 employees in addition to costs incurred in conjunction with the consolidation of our facilities by closing two facilities development centers located in New Jersey and one office building in Florida. No additional restructuring expenses have been incurred during the second quarter of 2001.

INTEREST AND OTHER (INCOME) EXPENSE, NET. Interest and other (income) expense, net, decreased by $.5 million to $.2 million of income for the three months ended June 30, 2001, from $.7 million of income for the same period in 2000 and decreased $1.2 million to $.7 million of income for the six months ended June 30, 2000, from $1.9 million of income for the same period in 2000. Interest and other (income) expense, net, is related to interest income on short term investments, technology sales, income from fees, interest on notes payable and borrowings under lines of credit and foreign exchange gains and losses. This decrease in income for the three months ended June 30, 2001 was primarily attributable to a reduction in interest income due to our significantly lower cash position from the second quarter of 2000 resulting in lower earnings on short-term investments. The decrease in income for the six months ended June 30, 2001 includes the items previously mentioned in addition to a reduction in the amount of income from the sale of patents, offset in part by the recognition of commitment fee income net of expenses, received in connection with the termination of a credit facility with a customer.

PROVISION FOR INCOME TAXES. Provision for income taxes decreased by $.6 million to $0 for the three months ended June 30, 2001, from $.6 million of provision for the same period in 2000 and decreased by $1.7 million to $0 for the first six months of 2001, from $1.7 million for the same period in 2000. Since we incurred a pretax loss for both the first and second quarters of 2001, had a loss carryover from the prior year and are not expected to generate pretax income for the remainder of the year, no tax provision is required.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash provided by operations for the six months ended June 30, 2001 totaled $3.5 million. The net loss of $30.2 million, adjusted for non-cash impacting items such as depreciation, amortization, impairment of intangible assets, reserve for inventory write-off and allowance for bad debts results in a negative cash flow of $9.3 million for the period. Further decreases to cash from operating activities were principally driven by a $10.8 million reduction in accounts payable, as previously incurred purchase commitments were executed and paid off. Also contributing to cash outflows were $4.2 million of payments related to business restructuring initiatives made during the first six months of 2001. Contributing to cash provided from operations resulting in a net positive cash flow from operations of $3.5 million were decreases in receivables of $16.2 million due to lower revenues and strong collections and a decrease in inventories (excluding the $10.9 million write-down in the second quarter of 2001) of $9.6 million, and the collection of a $3.5 million tax refund. As a result of employee terminations, the closing of facilities related to restructurings recorded in the first quarter of 2001 and other expense reduction measures initiated in the second quarter, we estimate that our annual cash flow needs for salary and facilities related payments will be $15.0 million lower than beginning of the year levels.

         The primary use of funds in investing activities was due to $1.5 million of contingent consideration made during the first quarter of 2001 to the sellers of the CRC business. This payment resulted because product sales generated by the CRC business in

2000 exceeded the 2000 target set as part of the acquisition. There were minimal other investing activities during the year as proceeds from the sale of property, plant and equipment was actually larger than net capital expenditures, resulting in a slightly positive cash impact of $.3 million. The low level of capital expenditures reflects the very tight controls placed on cash expenditures as a result of a slowdown in business activity. Because these tight controls are being continued and with reduced need for research and development capital (due to reduced research and development personnel), it is expected that cash outflows to meet capital requirements for the remainder of the year will be approximately $1.0 million per quarter.

         Net cash provided by financing activities during the first six months was approximately $.8 million, almost all of which was proceeds from the Employee Stock Purchase Plan (ESPP).

         We had $23.0 million of cash and cash equivalents at June 30, 2001 representing an increase of $3.2 million from $19.8 million at December 31, 2000. Working capital decreased $16.9 million from $54.8 million at December 31, 2000 to $37.9 million at June 30, 2001.

         In July 2001 we entered into an agreement with Foothill Capital Corporation, a wholly-owned subsidiary of Wells Fargo & Company, for a $17.5 million, three-year secured revolving line of credit. At our option the interest rate will either be the prime rate published by Wells Fargo plus .75% or the LIBOR (London Interbank Offered Rate) rate plus 2.75%. In no event will the borrowing rate be lower than 7%. The loan agreement contains financial covenants limiting the maximum amount of capital expenditures we can make and requiring us to meet minimum EBITDA targets. We are able to borrow up to a maximum of $17.5 million based on the amount of our accounts receivable and on our inventory. There are restrictions on the eligible amounts of both the accounts receivable and the inventory. In order to obtain this line of credit we will pay the lender a closing fee of $150,000, a monthly servicing fee of $4,000, an unused line fee of .375% of the balance not borrowed, and we will be responsible for audit and appraisal fees. If we fail to pay amounts due under the loan when due and payable, or if we fail to perform specified terms of the loan agreement, we will be in default if we have previously borrowed under the agreement. In the event of default we will no longer be able to borrow under the agreement and we would have to immediately repay any amounts owed the lender. We may cancel the loan agreement at any time but we would have to pay a cancellation premium starting at 3% of the maximum borrowing at the inception of the agreement, reducing as the agreement matures to 1% of the maximum borrowing during the last year of the agreement. The foregoing summary description of our new credit facility does not purport to be complete and is qualified in its entirety by reference to the Loan and Security Agreement filed as Exhibit 10.1 to this Form 10Q.

         In late July 2001, we entered into a contract with an Asian service provider for our Hotwire (R) Reach DSL product. Under the terms of the contract, as orders are placed by the customer they will be secured by letters of credit payable approximately 30 days after shipment of the product. It is estimated that implementing this new contract will consume between $5.0 to $15 million of cash in the fourth quarter of 2001 due to the higher inventory levels required to meet the customer's demand and the increased accounts receivable generated until the letters of credit are collected. This impact is expected to reverse and result in positive cash flow in 2002 after all products under the contract are delivered.

         We believe that our current cash position, together with cash flows from operations, our ability to monitor and control expenditures and our new line of credit facility with Foothill Capital, will be sufficient to meet our working capital needs for at least the next twelve months.

RECENT TRENDS AND DEVELOPMENTS

         There have been reductions in spending on networking equipment among smaller communications companies, including CLECs. Companies are continuing to change their build-out strategies amid increased competition, and some companies are experiencing decreases in funds available from the capital investment markets.

         In May 2001, we announced a temporary compensation reduction plan impacting North American employees. Most manufacturing employees had their workweek reduced from 40 hours to 34 hours per week resulting in a 15% reduction to their total compensation. In August 2001, the workweek for the manufacturing employees was restored to 40 hours as a result of a significant contract recently signed with the Asian customer referenced above. All other North American employees had their compensation rate reduced from 3% to 15% depending on the amount of their base pay and such reductions remain in effect. Although we do not know how long this temporary compensation reduction will be in effect, we estimate that the annualized reduction to compensation will be approximately $3.0 million.

         As noted above, in late July 2001, we were awarded and signed a contract with an Asian service provider for our Hotwire(R) Reach DSL product. The service provider has agreed to deploy over 200,000 lines of our ReachDSL solution. The contract requires that the customer make payments to us in U.S. dollars.

         We expect to begin to ship the product late in the third quarter of 2001, but we do not expect that shipments to this customer will have a material impact on our financial results for the third quarter. Orders for the fourth quarter of 2001 could be in the $12.0 to

$25.0 million range and we expect that 2002 orders (depending in part upon the amount of orders placed in 2001) could be in the $18.0 to $34.0 million range.

         We are still reviewing the estimated impact on net income as a result of this new contract. While we will have to expend additional funds in order to manufacture the large volume of products required on a timely basis, we expect the transaction to be profitable(See the "Liquidity and Capital Resources" section of this Form 10-Q for the potential cash flow impact of this contract).

         The foregoing discussion regarding the new customer contract contains forward-looking statements. These forward-looking statements are made pursuant to the "safe-harbor" provisions of the Private Securities Litigation Reform Act of 1995 and are made based on management's current expectations or beliefs as well as assumptions made by, and information currently available to, management. The following factors, among others, could cause our actual results to differ materially from those described in the forward-looking statements made above: our ability to manufacture adequate quantities of products at forecasted costs under the customer contract; the uncertain acceptance of new telecommunications services based on DSL; the timing and amount of or rescheduling of the customer's orders of our products; our dependence on sole and single-source suppliers and the reliability of the raw materials supplied by them to manufacture products under the customer contract; and our ability to manufacture products in accordance with our published specifications.


INFLATION

         Because of the relatively low levels of inflation experienced in 2000 and 2001 to date, inflation did not have a significant effect on our results in such periods.



ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We do not engage in investing in or trading market risk sensitive instruments. We also do not purchase, for investing, hedging, or for purposes "other than trading", instruments that are likely to expose us to market risk, whether interest rate, foreign currency exchange, commodity price or equity price risk, except as noted in the following paragraph. We have not entered into any forward or futures contracts, purchased any options or entered into any interest rate swaps. Additionally, we do not currently engage in foreign currency hedging transactions to manage exposure for transactions denominated in currencies other than U.S. dollars

         If we were to borrow from our new revolving line of credit facility with Foothill Capital Corporation, we would be exposed to changes in interest rates. We are also exposed to changes in interest rates from investments in some held-to maturity securities. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes.



                                     PART II
                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         Following Paradyne's September 28, 2000 press release regarding contemplated third quarter results, several securities class action suits (collectively, the "Securities Actions") against Paradyne and certain of its officers and directors; Andrew May, Paradyne's Chief Executive Officer and President at the time; Patrick Murphy, Paradyne's Chief Financial Officer and Senior Vice President; and Thomas Epley, Paradyne's Chairman of the Board (collectively, the "Defendants"), were filed in October 2000 in the United States District Court for the Middle District of Florida, Tampa Division. Sean
E. Belanger, our current President and Chief Executive Officer and a director was added as a Defendant in the litigation in April 2001. These actions were later consolidated into one case and the Court appointed Frank Gruttadauria and Larry Spitcaufsky as the lead plaintiffs and the law firms of Milberg Weiss Bershad Hynes & Lerach LLP and Barrack Rodos & Bacine as the lead counsel. The Amended Consolidated Complaint alleges violations by the Defendants of the securities anti-fraud provisions of the federal securities laws, specifically
Section 10(b) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. It further alleges that the individual Defendants are liable under Section 20(a) of the Securities Exchange Act as "control persons of Paradyne". The plaintiffs purport to represent a class of investors during a purported class period of September 28, 1999 through September 28, 2000 and allege, in effect, that the Defendants during that time, through material misrepresentations and omissions, fraudulently or recklessly inflated the market price of Paradyne's stock by allegedly erroneously reporting that Paradyne was performing well, that its inventories were properly stated, and that its customer base and product demand were solid. The Securities Actions seek damages in an unspecified amount for the purported class for the alleged inflated amount of the stock price during the class period. The Defendants believe the claims are without merit and intend to vigorously defend them, although they cannot predict the outcome. The Defendants filed a motion on May 25, 2001, asking the court to dismiss the complaint, with prejudice, after which the Plaintiffs filed a memorandum of law in opposition to Defendant's dismissal motion on July 2, 2001. The Defendant's dismissal motion is pending with the court and we are unable to predict how long the court will take to rule on the motion Paradyne has engaged the law firm of Holland & Knight, LLP as its legal counsel in this litigation.


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         Our Registration Statement on Form S-1 (Registration No. 333-76385) was declared effective on July 15, 1999 and our initial public offering commenced on July 16, 1999. We received net proceeds of approximately $62.2 million after deducting estimated underwriting discounts, commissions, and offering expenses. As of June 30, 2001, we had used approximately $52.5 million of the net proceeds to repay all the outstanding indebtedness from our now expired revolving line of credit facility with Bank of America, to pay for certain capital expenditures, for working capital, and to fund the acquisition of CRC. We intend to use the remainder of the net proceeds for general corporate purposes, including working capital and additional capital expenditures. We continue to assess the specific uses and allocations for these remaining funds.



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         At the annual meeting of stockholders held on June 13, 2001, the following matters were brought before, voted upon and approved by the stockholders with the number of votes (each share of Common Stock having one vote) as indicated below:

1. A proposal to re-elect three directors to serve as Class II directors until the 2004 annual meeting of stockholders:

                                       For             Withheld Authority
                                       ---             ------------------
         Sean E. Belanger           25,531,123             3,013,875
         Keith B. Geeslin           26,996,929             1,548,069
         Peter F. Van Camp          28,304,721               240,277

         The terms of the two Class I directors, Thomas E. Epley and David Bonderman, and of the three Class III directors, Andrew S. May, David
         M. Stanton and William R. Stensrud, did not expire at the 2001 annual meeting and each of them continues to serve as directors of Paradyne Networks, Inc.

2. A proposal to approve an amendment to our 1999 Employee Stock Purchase Plan (ESPP) to increase the annual replenishment of shares reserved under the ESPP from the lesser of 2% of the shares then outstanding or 1,000,000 shares to the lesser of 3% of the shares then outstanding or 1,000,000 shares: there were 15,836,588 votes cast for approval of the amendment, 1,674,466 votes cast against approval of the amendment, 443,555 abstentions and 10,590,389 broker non-votes.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A)      EXHIBITS

         ITEM              DESCRIPTION
         ----              -----------
         3.1*     Amended and Restated Bylaws of Paradyne Networks, Inc.

         3.2      Amendments to Amended and Restated Bylaws of Paradyne
                  Networks, Inc.

         10.1     Loan and Security Agreement by and among Paradyne Networks,
                  Inc., as Parent, and Paradyne Corporation, as Borrower, and
                  Foothill Capital Corporation, as Lender dated as of July 16,
                  2001

         10.2** Paradyne Networks, Inc. 1999 Employee Stock Purchase Plan, as amended and restated, and related offering documents

         *        Incorporated by reference to Exhibit 3.2 of Paradyne's
                  Registration Statement on Form S-1, as amended (File No.
                  333-76385), filed with the Securities and Exchange Commission on June 9, 1999.

         **       Incorporated by reference to Exhibit 99.1 of Paradyne's
                  Registration Statement on Form S-8 (File No. 333-59588), filed with the Securities and Exchange Commission on April 26, 2001.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            Paradyne Networks, Inc.


         Date: August 14, 2001       /s/    Sean E. Belanger
                                            ------------------------------------
                                            Sean E. Belanger
                                            President, Chief Executive
                                            Officer and Director
         Date: August 14, 2001
                                     /s/    Patrick M. Murphy
                                            ------------------------------------
                                            Patrick M. Murphy
                                            Senior Vice President,
                                            Chief Financial Officer,
                                            Corporate Secretary and Treasurer
                                            (Principal Financial and Accounting
                                            Officer)