Form 10-Q
period 2001-09-30
PARADYNE NETWORKS INC
filed 2001-11-14
CIK 76174

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended September 30, 2001

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

         The number of shares outstanding of the Registrant's Common Stock as of October 31, 2001 was 33,005,595.

                             PARADYNE NETWORKS, INC.
                     FOR THE PERIOD ENDED SEPTEMBER 30, 2001

                                      INDEX

                          PART I FINANCIAL INFORMATION

ITEM 1.           Financial Statements:
                  Condensed Consolidated Balance Sheets at September 30, 2001
                  and December 31, 2000                                                  1

                  Condensed Consolidated Statements of Operations for the Three
                  and Nine Months Ended September 30, 2001 and September 30, 2000        2

                  Condensed Consolidated Statements of Cash Flows for the
                  Nine Months Ended September 30, 2001 and September 30, 2000            3

                  Notes to Condensed Consolidated Financial Statements                   4

ITEM 2.           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                    7

ITEM 3.           Quantitative and Qualitative Disclosures about Market
                  Risk                                                                  12

                                       PART II OTHER INFORMATION

ITEM 1.           Legal Proceedings                                                     12

ITEM 2.           Changes in Securities and Use of Proceeds                             13

ITEM 5.           Other Information                                                     13

SIGNATURES                                                                              13

                          PART I. FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

                             PARADYNE NETWORKS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                    UNAUDITED

                                                                                        -----------------------------------
                                                                                         SEPTEMBER 30,         DECEMBER 31,
                                                                                             2001                  2000
                                                                                        -------------         -------------
                                  ASSETS
Current assets:
  Cash and cash equivalents                                                             $      27,194         $      19,821
  Accounts receivable less allowance for doubtful accounts of $3,206 and $3,919
    at September 30, 2001 and December 31, 2000, respectively                                  13,840                23,770
  Income tax receivables                                                                          180                 4,000
  Inventories (See Note 3)                                                                     17,932                38,628
  Prepaid expenses and other current assets                                                     1,976                 2,563
                                                                                        -------------         -------------
           Total current assets                                                                61,122                88,782

Property,  plant and equipment, less accumulated depreciation of $24,690 and
  $21,704 at September 30, 2001 and December 31, 2000,  respectively                           14,536                20,299
Other assets                                                                                      503                 8,199
                                                                                        -------------         -------------
      Total assets                                                                      $      76,161         $     117,280
                                                                                        =============         =============

                  LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                                      $       8,308         $      17,032
  Current portion of debt                                                                         537                   638
  Payroll & benefit related liabilities                                                         5,108                 7,647
  Other current liabilities                                                                     6,217                 8,620
                                                                                        -------------         -------------
          Total current liabilities                                                            20,170                33,937
Long term liabilities                                                                             553                   684
                                                                                        -------------         -------------
          Total liabilities                                                                    20,723                34,621
                                                                                        =============         =============

Stockholders' equity:
  Preferred stock, par value $.001; 5,000,000 shares authorized, none issued or outstanding
  Common stock, par value $.001; 60,000,000 shares authorized, 32,985,894 and
     32,556,127 shares issued and outstanding as of September 30, 2001 and
     December 31, 2000,  respectively                                                              33                    33
  Additional paid-in capital                                                                  104,425               104,019
  Accumulated deficit                                                                         (48,421)              (19,759)
  Other equity adjustments                                                                       (599)               (1,634)
                                                                                        -------------         -------------
          Total stockholders' equity                                                           55,438                82,659
                                                                                        -------------         -------------
          Total liabilities and stockholders' equity                                    $      76,161         $     117,280
                                                                                        =============         =============



      See accompanying Notes to Condensed Consolidated Financial Statements

                             PARADYNE NETWORKS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                    UNAUDITED

                                                           THREE MONTHS ENDED         NINE MONTHS ENDED
                                                             SEPTEMBER 30,              SEPTEMBER 30,
                                                         --------------------       ----------------------
                                                            2001       2000            2001         2000
                                                         --------    --------       --------     ---------
Revenues:
Sales                                                    $ 33,109    $ 54,960       $ 92,099     $ 192,700
Services                                                    1,128         716          3,210         2,804
Royalties                                                       0          40            250           290
                                                         --------    --------       --------     ---------
       Total Revenues                                      34,237      55,716         95,559       195,794
       Total cost of sales                                 19,897      70,979         66,477       153,061
                                                         --------    --------       --------     ---------

Gross Margin                                               14,340     (15,263)        29,082        42,733

Operating expenses:
  Research and development                                  5,074      10,262         19,675        30,285
  Selling, general & administrative                         7,926      12,151         28,642        46,192
  Impairment of intangible assets                               0           0          5,761             0
  Amortization of intangible assets and
   deferred stock compensation                                 71         437            843           889
  Business restructuring charges                                0           0          3,807             0
                                                         --------    --------       --------     ---------

       Total operating expenses                            13,071      22,850         58,728        77,366
                                                         --------    --------       --------     ---------
Operating Income (loss)                                     1,269     (38,113)       (29,646)      (34,633)
Other (income) expenses:
  Interest, net                                              (195)       (432)          (550)       (2,049)
  Other, net                                                  (47)        119           (434)         (206)
                                                         --------    --------       --------     ---------

Income (loss) before provision for income tax               1,511     (37,800)       (28,662)      (32,378)
Provision (benefit) for income taxes                            0      (2,298)             0          (617)
                                                         --------    --------       --------     ---------

Net Income (loss)                                        $  1,511    ($35,502)      ($28,662)    ($ 31,761)
                                                         ========    ========       ========     =========

Weighted average number of common shares outstanding
  Basic                                                    32,986      31,661         32,780        31,506
  Diluted                                                  32,986      31,661         32,780        31,506
Earnings (loss) per common share
  Basic                                                  $   0.05    $  (1.12)      $  (0.87)    $   (1.01)
  Diluted                                                $   0.05    $  (1.12)      $  (0.87)    $   (1.01)
Consolidated Statements of Comprehensive Income (loss)
  Net Income (loss)                                      $  1,511    $(35,502)      $(28,662)    $ (31,761)
  Translation Adjustments                                    (110)         16            (34)           26
                                                         --------    --------       --------     ---------
  Comprehensive Income (loss)                            $  1,401    $(35,486)      $(28,696)    $ (31,735)
                                                         ========    ========       ========     =========



      See accompanying Notes to Condensed Consolidated Financial Statements

                             PARADYNE NETWORKS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                    UNAUDITED

                                                                                   NINE MONTHS ENDED
                                                                                     SEPTEMBER 30,
                                                                             ----------------------------
                                                                                2001              2000
                                                                             ----------        ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                   $  (28,662)       $  (31,761)
Adjustments to reconcile net income (loss) to cash provided by
     (used in) operating activities:
Loss on purchase commitment                                                          --            11,378
Inventory write-down                                                             10,905            23,553
Loss on sale of assets                                                              412                15
Increase/(decrease) in allowance for bad debts                                     (713)              563
Depreciation and amortization                                                     6,292             6,237
Impairment of intangible asset                                                    5,761                --
(Increase) decrease in assets:
     Receivables                                                                 14,463              (723)
     Inventories                                                                  9,791           (52,598)
     Other assets                                                                 1,945            (3,030)
Increase (decrease) in liabilities:
     Accounts payable                                                            (7,224)            8,774
     Payroll related                                                             (2,539)             (470)
     Other current liabilities                                                   (2,259)           11,821
                                                                             ----------        ----------
           Net cash provided by (used in) operating activities                    8,172           (26,241)
                                                                             ----------        ----------

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES
     Cash used to acquire net assets                                             (1,500)           (7,596)
     Capital expenditures                                                          (843)           (7,381)
     Proceeds from sale of property, plant and equipment                            747                 3
                                                                             ----------        ----------
           Net cash used in investing activities                                 (1,596)          (14,974)
                                                                             ----------        ----------

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES
     Net proceeds from stock transactions                                         1,208             4,830
     Repayment of bank line of credit and other short term obligations               --               (17)
     Borrowings under other debt obligations                                        231               534
     Repayments under other debt obligations                                       (608)             (462)
                                                                             ----------        ----------
           Net cash provided by financing activities                                831             4,885
                                                                             ----------        ----------
Effect of foreign exchange rate changes on cash                                     (34)               26
                                                                             ----------        ----------
Net Increase (decrease) in cash and cash equivalents                              7,373           (36,304)
Cash and cash equivalents at beginning of period                                 19,821            62,885
                                                                             ----------        ----------
Cash and cash equivalents at end of period                                   $   27,194        $   26,581
                                                                             ==========        ==========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
NON-CASH TRANSACTIONS
     Stock issued for notes                                                  $     (291)       $     (635)
                                                                             ==========        ==========
     Recoverable taxes related to stock option exercises                     $       --        $    5,291
                                                                             ==========        ==========

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

2.       RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARDS

         In June 2000, the FASB issued Statement No. 138, "Accounting for Certain Hedging Activities", which amended Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." Statement No. 138 must be adopted concurrently with the adoption of Statement No. 133. The Company has adopted these new statements effective January 1, 2001. These Statements required the Company to recognize all derivatives on the balance sheet at fair value. As of September 30, 2001, the Company does not have any derivative instruments as defined in the statements or engage in hedging activities and therefore this SFAS 138 does not have an impact on its financial statements.

         In July 2001 the FASB issued SFAS 141, 142 and 143. SFAS 141, "Business Combinations" requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling of interests method of accounting will be prohibited.

         SFAS 142, "Goodwill and Other Intangible Assets" changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations, will cease for fiscal years beginning after December 15, 2001. The Company does not have any goodwill or other intangible assets recorded on its books at September 30, 2001; therefore this standard has no current impact on the Company's financial statements.

         SFAS 143, "Accounting for Asset Retirement Obligations" requires the recognition of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the carrying amount of the related long-lived asset is correspondingly increased. Over time, the liability is accreted to its present value and the related capitalized charge is depreciated over the useful life of the asset. SFAS 143 is effective for fiscal years beginning after June 15, 2002. The Company is currently reviewing the impact of SFAS 143 on its financial statements.

         In August 2001, the FASB issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 addresses accounting and reporting for the impairment or disposal of long-lived assets, including the disposal of a segment of a business. SFAS 144 is effective for fiscal years beginning after December 15, 2001, with earlier application encouraged. The Company is currently reviewing the impact of SFAS 144 on its financial statements.

3.       INVENTORY:

         Inventories at September 30, 2001 and December 31, 2000 are summarized as follows (in thousands):

                                                           SEPTEMBER 30,       DECEMBER 31,
                                                               2001                2000
Raw Materials                                              $     14,063        $     30,088
Work In Process                                                   2,000               5,533
Finished Goods                                                    1,869               3,007
                                                           ------------        ------------
                                                           $     17,932        $     38,628
                                                           ============        ============


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

                                                           THREE MONTHS ENDED          NINE MONTHS ENDED
                                                              SEPTEMBER                   SEPTEMBER
                                                         --------------------       ----------------------
                                                           2001        2000           2001         2000
                                                         --------    --------       --------     ---------
Net Income (loss)                                        $  1,511    $(35,502)      $(28,662)    $ (31,761)

Weighted average number of common shares outstanding
    Basic                                                  32,986      31,661         32,780        31,506
    Dilutive effect of stock options                           --          --             --            --
                                                         --------    --------       --------     ---------
    Diluted                                                32,986      31,661         32,780        31,506
                                                         --------    --------       --------     ---------

Earnings per common share:
    Basic                                                $   0.05    $  (1.12)      $  (0.87)    $   (1.01)
    Dilutive effect of stock options                     $     --    $     --       $     --     $      --
    Diluted                                              $   0.05    $  (1.12)      $  (0.87)    $   (1.01)
                                                         --------    --------       --------     ---------


5.       BUSINESS RESTRUCTURING CHARGES:

         In the first nine months of 2001, the Company recorded additional business restructuring charges of $3,807. The charges relate to the Company's plans to reduce expenses necessitated by the softening of the telecommunications equipment market, which has resulted in fewer orders for the Company's equipment. The expense reductions include severance payments for the termination of approximately 220 employees in addition to certain costs incurred in conjunction with the plan to consolidate facilities located in Redbank and Fairlawn, New Jersey and Largo, Florida.

         During the first nine months of 2001, the Company paid $4,464 related to business restructurings. The remaining $548 accrued as of the end of September 30, 2001, substantially all of which is expected to be paid during 2001, is related to both U.S. and international business restructuring. The following table summarizes (in thousands) the activity in the business restructurings accrual for the first nine months of 2001:

         Beginning Balance at January 1, 2001                          $ 1,205
         Additions to accrual in the first nine months of 2001           3,807
         Less payments made in the first nine months of 2001
         (related to prior periods and current period restructuring)    (4,464)
                                                                       -------
         Ending Balance at September 30, 2001                          $   548
                                                                       =======

6    IMPAIRMENT OF INTANGIBLE ASSETS:

         As part of the restructuring that occurred in the first quarter of 2001, which included the closing of a development facility located in Fairlawn, New Jersey, the Company recorded a $1,602 charge for the impairment of an intangible asset. This charge represented the net book value of the "Acquired Workforce" intangible that was originally recorded in the second quarter of 2000 as part of the purchase of substantially all of the assets of Control Resources Corporation (CRC). Since the value of the in place work force (who were terminated) was the basis for recording the acquired workforce intangible, this intangible asset had no future economic value; therefore the Company was required to record impairment for the remaining value of the asset.

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

7.   REVOLVING CREDIT FACILITY

         On July 16, 2001, the Company entered into an agreement (the "Credit Agreement") with Foothill Capital Corporation, a wholly-owned subsidiary of Wells Fargo & Company, to provide a secured revolving line of credit in the amount of $17.5 million with availability subject to a borrowing base formula. At the Company's option, the interest rate will either be the prime rate published by Wells Fargo plus .75% or the LIBOR (London Interbank Offered Rate) rate plus 2.75%. In no event will the borrowing rate be lower than 7%. The Credit Agreement contains financial covenants limiting the maximum amount of capital expenditures the Company can make and requiring it to meet minimum Earnings Before Interest, Taxes, Depreciation, and Amortization ("EBITDA") targets. The Company is able to borrow up to a maximum of $17.5 million which is secured by the value of its accounts receivable and its inventory. There are restrictions on the eligible amounts of both the accounts receivable and the inventory. In order to obtain this line of credit, the Company paid the lender a closing fee of $150 thousand, and will pay a monthly servicing fee of $4 thousand, an unused line fee of .375% of the balance not borrowed under the line of credit each month, and the Company will be responsible for audit and appraisal fees. If the Company fails to pay amounts due under the loan when due and payable, or if it fails to perform specified terms of the Credit Agreement, it will be in default if it has previously borrowed under the Credit Agreement. In the event of default the Company will no longer be able to borrow under the Credit Agreement and it would have to immediately repay any amounts owed the lender. The Company may cancel the loan Credit Agreement at any time but it would have to pay a cancellation premium starting at 3% of the maximum borrowing at the inception of the Credit Agreement, reducing as the Credit Agreement matures to 1% of the maximum borrowing during the last year of the Credit Agreement. No borrowings have been made under the Credit Agreement as of September 30, 2001.

8.   PENDING LITIGATION

         The Company is subject to legal proceedings, claims and liabilities that arise in the ordinary course of business. Due to inherent uncertainties of the litigation process and the judicial system, the Company is unable to predict the outcome of these legal proceedings. The Company has provided, however, for all loss contingencies where it believes it is probable and reasonably estimable (in accordance with SFAS 5) that a liability has been incurred. Following the Company's September 28, 2000 press release regarding contemplated third quarter of 2000 results, several securities class action suits (collectively, the "Securities Actions") against Paradyne and certain of its officers and directors; Andrew May, Paradyne's Chief Executive Officer and President at the time; Patrick Murphy, Paradyne's Chief Financial Officer and Senior Vice President; and Thomas Epley, Paradyne's Chairman of the Board (collectively, the "Defendants"), were filed in October 2000 in the United States District Court for the Middle District of Florida, Tampa Division (the "Court"). Sean E. Belanger, the Company's current President and Chief Executive Officer and a director, was added as a Defendant in the litigation in April 2001. These actions were later consolidated into one case and the Court appointed Frank Gruttadauria and Larry Spitcaufsky as the lead plaintiffs and the law firms of Milberg Weiss Bershad Hynes & Lerach LLP and Barrack Rodos & Bacine as the lead counsel. The Amended Consolidated Complaint alleges violations by the Defendants of the securities anti-fraud provisions of the federal securities laws, specifically Section 10(b) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. It further alleges that the individual Defendants are liable under Section 20(a) of the Securities Exchange Act as "control persons of Paradyne". The plaintiffs purport to represent a class of investors during a purported class period of September 28, 1999 through September 28, 2000 and allege, in effect, that the Defendants during that time, through material misrepresentations and omissions, fraudulently or recklessly inflated the market price of the Company's stock by allegedly erroneously reporting that the Company was performing well, that its inventories were properly stated, and that its customer base and product demand were solid. The Securities Actions seek damages in an unspecified amount for the purported class for the alleged inflated amount of the stock price during the class period. The Defendants believe the claims are without merit and intend to vigorously defend them, although they cannot predict the outcome. The Defendants filed a motion on May 25, 2001, asking the court to dismiss the complaint, with prejudice, after which the Plaintiffs filed a memorandum of law in opposition to Defendant's dismissal motion on July 2, 2001. The Defendant's dismissal motion is pending with the court and we are unable to predict how long the court will take to rule on the motion. The Company has engaged the law firm of Holland & Knight, LLP as its legal counsel in this litigation.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

         The following discussion and other sections of this Form 10-Q contain forward-looking statements that involve risks and uncertainties. These forward-looking statements are made pursuant to the "safe-harbor" provisions of the Private Securities Litigation Reform Act of 1995 and are made based on management's current expectations or beliefs as well as assumptions made by, and information currently available to, management. All statements regarding future events, our future financial performance and operating results, our business strategy and our financing plans are forward-looking statements. In many cases, you can identify forward-looking statements by terminology, such as "may," "will," "should," "expects," "intends," "plans," "anticipates," "believes," "estimates," "predicts," "potential," or "continue," or the negative of such terms and other comparable terminology. These statements are only predictions. Known and unknown risks, uncertainties and other factors could cause our actual results to differ materially from those projected in the forward-looking statements

         The information contained in this Form 10-Q is not a complete description of our business or the risks associated with an investment in us. Readers are referred to documents filed by Paradyne with the Securities and Exchange Commission, specifically our most recent Form 10-K and other filings, which identify important risk factors that could cause actual results to differ from those contained in the forward-looking statements, including: the timing and amount of expense reduction; the uncertainty of litigation, including punitive stockholder class actions; a reliance on international sales; rapid technological change could render Paradyne's products obsolete; the uncertain acceptance of new telecommunications services based on DSL; substantial dependence on network service providers who may reduce or discontinue their purchase of products or services at any time; the timing and amount of, or cancellation or rescheduling of, orders of Paradyne's products to existing and new customers; possible inability to sustain revenue growth or profitability; dependence on only a few customers for a substantial portion of Paradyne's revenue; highly competitive markets; reliance on sales of access products to BB Technologies Corporation (a newly formed subsidiary of SOFTBANK CORP.), Lucent Technologies and Avaya Inc.; dependence on sole and single-source suppliers and the reliability of the raw materials supplied by them to manufacture products under customer contracts; a long and unpredictable sales cycle; the number of DSL lines actually deployed by BB Technologies Corporation and other DSL customers as compared to forecasts; Paradyne's ability to manufacture adequate quantities of products at forecasted costs under customer contracts; and Paradyne's ability to manufacture products in accordance with its published specifications.

OVERVIEW

         We are a leading developer, manufacturer and distributor of broadband and narrowband network access products for network service providers ("NSPs") and business customers. We offer solutions that enable business class, service level managed, high-speed connectivity over the existing telephone network infrastructure and provide for cost-effective access speeds of up to 45 Megabits per second. We market and sell our products worldwide to NSPs and business customers through a multi-tier distribution system that includes direct sales, strategic partner sales, NSP sales and traditional distributor or value added reseller sales. Lucent Technologies was our only 10% or greater customer during the first nine months of 2001. A majority of our sales to Lucent represented sales as a reseller of our products. Direct and indirect sales and services provided to Lucent during the first nine months of 2001 were $9.8 million. Since Avaya Inc. was spun off from Lucent during the fourth quarter of 2000, for comparison purposes with the prior year, revenues from both Lucent and Avaya are combined. Collectively, we estimate that direct and indirect sales to, and service performed for, Lucent and Avaya accounted for approximately 19% of our total revenues in the first nine months of 2001 versus 23% in the same period of 2000. This percentage reduction principally results from lower Lucent and Avaya equipment sales of some of our older products in 2001. A loss or a significant reduction or delay in sales to major customers could materially and adversely affect our business, financial condition and results of operations.

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

RESULTS OF OPERATIONS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000

REVENUES. Total revenues decreased $21.5 million, or 39%, to $34.2 million for the three months ended September 30, 2001 from $55.7 million for the same period in 2000. As a percentage of total revenues, equipment sales were 97% of total revenues for the three months ended September 30, 2001 and 99% for the three months ended September 30, 2000. This decrease in percentage is mostly attributable to an increase in service revenues and the decrease in equipment sales. Total revenues for the nine months ended September 30, 2001 decreased $100.2 million, or 51%, to $95.6 million from $195.8 million for the first nine months of 2000. The three and nine month decreases in total revenue were mostly attributable to significant decreases in the volume of sales of our broadband access products as a result of the continued deterioration in the overall competitive local exchange carrier (CLEC) market to new and existing customers. Equipment sales were 96% of total revenues for the nine months ended September 30, 2001 compared to 98% for the same period in 2000. This percentage decrease was mostly due to an increase in service revenues and a reduction in equipment sales during the first nine months of 2001 versus 2000.

GROSS MARGIN. Gross margin increased $29.6 million, to $14.3 million for the three months ended September 30, 2001 from a negative margin of $15.3 million for the three months ended September 30, 2000 and decreased $13.7 million, or 32%, to $29.1 million for the nine months ended September 30, 2001 from $42.8 million for the nine months ended September 30, 2000. These decreases in gross margin are primarily due to the following. The gross margin for the three and nine months ended September 30, 2000 includes a large provision for excess inventory and loss on non-cancelable purchase commitments in the total amount of $34.9 million. No such provision was made during the three months ended September 30, 2001, but in June 2001 we recorded a $10.9 million provision for the write-down of excess and obsolete inventory because of the sustained downturn in the telecommunications sector and uncertainty surrounding our ability to liquidate certain of our inventory at its current cost basis. The net impact of the smaller provision for the write-down of inventory for the nine months ended September 30, 2001 compared to the nine months ended September 30, 2000 was a $24.0 million improvement to margin. Partially offsetting some of the margin increase resulting from the above-mentioned items was a decrease in margin due to a decrease in the volume of sales of our broadband access products as a result of the continued deterioration in the CLEC and U.S. broadband markets.

         Gross margin as a percentage of total revenues increased to 42% for the three months ended September 30, 2001 from a negative 27% in the same period in 2000. For the nine months ended September 30, 2001, gross margin as a percentage of total revenues increased to 30% from 22% in the same period in 2000. These increases in gross margin percentage primarily result from the net impact of the inventory provisions during the three and nine months ended September 30, 2000.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses decreased $5.2 million, or 51%, to $5.1 million for the three months ended September 30, 2001 from $10.3 million for the same period in 2000. For the nine months ended September 30, 2001, research and development expenses decreased $10.6 million, or 35%, to $19.7 million compared to $30.3 million for the same period in 2000. These decreases for the three months and nine months ended September 30, 2001 resulted primarily from reductions in personnel-related costs, expenditures for engineering prototype supplies and professional fees for contracted labor. Most of the reduced expenditures are the result of our business restructuring in the first quarter of 2001 that included the termination of approximately 120 research and development employees and the closing of facilities in Redbank and Fairlawn, New Jersey. (See "Note 5 - Business Restructuring Charges" in the Notes to Condensed Consolidated Financial Statements in this Form 10-Q for further information.) For the three months ended September 30, 2001, research and development expense as a percentage of total revenues, decreased to 16% from 18% in the same period in 2000. This decrease results principally from the overall decrease in research and development expenses largely offset by the 39% decrease in revenues for the current quarter versus the third quarter of 2000. For the nine months ended September 30, 2001, research and development expense as a percentage of total revenues, increased to 21% from 15% for the same period in 2000. The increase is primarily attributable to the 51% decrease in revenue during the nine month period of 2001, largely offset by the above-discussed reductions in research and development expenses.

SELLING, GENERAL AND ADMINISTRATIVE ("SG&A") EXPENSES. SG&A expenses decreased $4.2 million, or 35%, to $7.9 million for the three months ended September 30, 2001 from $12.1 million for the three months ended September 30, 2000 and decreased $17.6 million, or 38%, to $28.6 million for the nine months ended September 30, 2001 from $46.2 million for the nine months ended September 30, 2000. Most of the decreases for the three months ended September 30, 2001 were due to decreases in expenses related to personnel, travel, and facilities. Most of the decrease for the nine months ended September 30, 2001 were for reasons described above in addition to decreases in advertising (primarily joint advertising with a major customer associated with the sales of new products in the prior year not repeated in
2001). With the exception of advertising expenses, most of the reduced expenditures are the result of our first quarter business restructuring that included the termination of approximately 80 SG&A employees and the closing of facilities in Redbank and Fairlawn, New Jersey. (See "Note 5 - Business Restructuring Charges" in the Notes to Condensed Consolidated Financial Statements in this Form 10-Q for further information.) SG&A expense as a percentage of revenue increased from 22% for the three months ended September 30, 2000 to 23% for the three months ended September 30, 2001 and from 24% for the nine months ended September 30, 2000 to 30% for the nine months ended September 30, 2001. These increases were primarily attributable to the decreases in revenue during the three and nine month periods, respectively.

IMPAIRMENT OF INTANGIBLE ASSETS. Impairment of intangible assets includes a $4.2 million charge that occurred in the second quarter of 2001 and a $1.6 million charge that occurred in the first three months of 2001 resulting in a total of $5.8 million for the first nine months of 2001. The $4.2 million charge results from the write off of the unamortized balance of goodwill that was originally recorded as part of the Control Resources Corporation (CRC) purchase in April 2000. Revenues from the sale of the products and technology acquired as part of the CRC acquisition have been minimal in 2001. Because of uncertainty related to our ability to sell the products from the product line acquired from CRC, we determined that this intangible asset had no future economic value, and consequently, we were required to write off the unamortized balance of the asset. The $1.6 million charge for impairment of intangible assets results from the write-off of the net book value of an "Acquired Workforce" intangible that was originally recorded in the second quarter of 2000 as part of the purchase of substantially all of the assets of CRC. As part of the restructuring that occurred in the first quarter of 2001, we announced that we were closing the Fairlawn, New Jersey facility and that substantially all of the employees at that facility would be terminated in 2001. Since the value of the in place work force (who were terminated) was the basis of recording the acquired workforce intangible, we recorded an impairment charge for the remaining value of the asset.

AMORTIZATION OF INTANGIBLE ASSETS AND DEFERRED STOCK COMPENSATION. The amortization of intangible assets and deferred stock compensation decreased by $.3 million to $.1 million for the three months ended September 30, 2001 from $.4 million for the same period in 2000 and decreased by $.1 million to $.8 million for the nine month period ended September 30, 2001 from $.9 million for the same period in 2000. The amortization of intangible assets is attributable to goodwill and acquired work force that resulted from the purchase of substantially all of the assets of CRC in the second quarter of 2000 (see discussion above of "Impairment of Intangible Asset"). Since all ($5.8 million) intangible assets were written off in the first six months of 2001 as a result of the impairment of intangible assets, amortization of these intangible assets amounting to approximately $1.5 million on an annual basis will no longer be recorded. The amortization of deferred stock compensation is related to the granting of stock options to key employees at prices deemed to be below fair market value for financial reporting purposes.

BUSINESS RESTRUCTURING CHARGES. During the first quarter of 2001 we incurred expenses of $3.8 million related to our plans to reduce expenses. This action was necessitated by the deterioration of the telecommunications equipment market, which has resulted in reduced demand for our equipment. These expenses include severance payments for the termination of approximately 220 employees in addition to costs incurred in conjunction with the consolidation of our facilities by closing two development centers located in New Jersey and one office building in Florida. No additional restructuring expenses have been incurred during the second or third quarter of 2001.

INTEREST AND OTHER (INCOME) EXPENSE, NET. Interest and other (income) expense, net, decreased by $.1 million to $.2 million of income for the three months ended September 30, 2001, from $.3 million of income for the same period in 2000 and decreased $1.3 million to $1.0 million of income for the nine months ended September 30, 2001, from $2.3 million of income for the same period in 2000. Interest and other (income) expense, net, is related to interest income on short term investments, technology sales, income from fees, interest on notes payable and borrowings under lines of credit and foreign exchange gains and losses. This decrease in income for the three months ended September 30, 2001 was primarily attributable to a reduction in interest income due to our significantly lower cash position resulting in lower earnings on short-term investments offset in part by a decrease in exchange losses. The decrease in income for the nine months ended September 30, 2001 includes the items previously mentioned in addition to a reduction in the amount of income from the sale of patents, offset in part by the recognition of commitment fee income net of expenses, received in connection with the termination of a credit facility with a customer.

PROVISION (BENEFIT) FOR INCOME TAXES. Benefit for income taxes decreased by $2.3 million to $0 for the three months ended September 30, 2001, from $2.3 million of benefit for the same period in 2000 and decreased by $.6 million to $0 for the first nine months of 2001, from $.6 million of benefit for the same period in 2000. Since we incurred a pretax loss for both the first and second quarters of 2001, had a loss carryover from the prior year and are not expected to generate pretax income as of the end of the year, no tax provision is required.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash provided by operations for the nine months ended September 30, 2001 totaled $8.2 million. The net loss of $28.7 million, adjusted for non-cash impacting items such as depreciation, amortization, impairment of intangible assets, reserve for inventory write-off and allowance for bad debts and loss on sale of assets results in a negative cash flow of $6.0 million for the period. Further decreases to cash from operating activities were principally driven by a $7.2 million reduction in accounts payable, as previously incurred purchase commitments were executed and paid off. Also contributing to cash outflows were $4.5 million of payments related to business restructuring initiatives made during the first nine months of 2001. Contributing to cash provided from operations resulting in a net positive cash flow from operations of $8.2 million were decreases in accounts receivables of $10.6 million due to strong collections and decreased revenues, receipt of $3.8 million in income tax refunds receivable, and a decrease in inventories (excluding the $10.9 million write-down in the second quarter of 2001) of $9.8 million. As a result of employee terminations, the closing of facilities related to restructurings recorded in the first quarter of 2001 and other expense reduction measures initiated in the second quarter of 2001, we estimate that our annual cash flow needs for operating expenses will be approximately $18 million lower than beginning of the year levels.

         The primary use of funds in investing activities was due to $1.5 million of contingent consideration made during the first quarter of 2001 to the sellers of the CRC business. This payment resulted because product sales generated by the CRC business in 2000 exceeded the 2000 target set as part of the acquisition. There were minimal other investing activities during the year as proceeds from the sale of property, plant and equipment were comparable to net capital expenditures, resulting in a slightly negative cash impact of $.1 million. The low level of capital expenditures reflects the very tight controls placed on cash expenditures as a result of a slowdown in business activity. Because these tight controls are being continued and with reduced need for research and development capital (due to reduced research and development personnel), it is expected that cash outflows to meet capital requirements for the remainder of the year will be less than $.5 million.

         Net cash provided by financing activities during the first nine months was approximately $.8 million, almost all of which was proceeds from the Employee Stock Purchase Plan (ESPP).

         We had $27.2 million of cash and cash equivalents at September 30, 2001, representing an increase of $7.4 million from $19.8 million at December 31, 2000. Working capital decreased $13.8 million from $54.8 million at December 31, 2000 to $41.0 million at September 30, 2001.

         In July 2001, we entered into an agreement with Foothill Capital Corporation, a wholly owned subsidiary of Wells Fargo & Company, for a $17.5 million, three-year secured revolving line of credit. At our option the interest rate will either be the prime rate published by Wells Fargo plus .75% or the LIBOR (London Interbank Offered Rate) rate plus 2.75%. In no event will the borrowing rate be lower than 7%. The loan agreement contains financial covenants limiting the maximum amount of capital expenditures we can make and requiring us to meet minimum EBITDA targets. We are able to borrow up to a maximum of $17.5 million based on the amount of our accounts receivable and on our inventory. There are restrictions on the eligible amounts of both the accounts receivable and the inventory. In order to obtain this line of credit we were required to pay the lender a closing fee of $150 thousand, a monthly servicing fees of $4 thousand, an unused line fee of .375% of the balance not borrowed, and we will be responsible for audit and appraisal fees. If we fail to pay amounts due under the loan when due and payable, or if we fail to perform specified terms of the loan agreement, we will be in default if we have previously borrowed under the loan agreement. In the event of default we will no longer be able to borrow under the agreement and we would have to immediately repay any amounts owed the lender.

         In September 2001 our Board of Directors authorized a stock repurchase program of up to $1.0 million worth of outstanding Paradyne Common Stock over a period of one year, effective immediately. Any repurchased shares will be returned to "authorized but unissued" shares and may be used for general corporate purposes. We may repurchase the shares in the open market, through block trades or in privately negotiated transactions, from time to time, at prices deemed appropriate by us. Any repurchases will be subject to market conditions and other factors and will be made in compliance with applicable legal requirements. Depending on market conditions and other factors these repurchases may be commenced or suspended at any time or from time to time without prior notice. If we repurchase stock under the repurchase program we will have to obtain a waiver from Foothill Capital prior to borrowing under the line of credit because the repurchase will be considered a prohibited distribution under the Credit Agreement. Since we have not yet borrowed under the agreement, we are not currently in violation.

         We may cancel the loan agreement with Foothill Capital at any time but we would have to pay a cancellation premium starting at 3% of the maximum borrowing at the inception of the agreement, reducing as the agreement matures to 1% of the maximum borrowing during the last year of the agreement. The foregoing summary description of our new credit facility does not purport to be complete and is qualified in its entirety by reference to the Loan and Security Agreement filed as Exhibit 10.1 to our Form 10-Q for the second quarter of 2001.

         In late July 2001, we entered into a $46.0 million contract with Broadband Technologies Corporation ("BBT"), a Japanese service provider for our Hotwire(R) Reach DSL product. Under the terms of the contract, as orders are placed by the customer they will be secured by letters of credit payable approximately 30 days after shipment of the product. Because we are able to collect payment quickly through our letter of credit arrangement with BBT we believe that we will be able to manage this contract without material net cash usage through the fourth quarter of 2001. Although BBT is not a 10% customer for the nine months ended September 30, 2001, we estimate that direct and indirect sales (through one of our distributors, Sonet International Corporation) to BBT for the three months ended September 30, 2001 accounted for approximately 19% or $6.6 million of our total revenues during this period.

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

         As noted above, in late July 2001, we were awarded and signed a $46.0 million contract with BBT for our Hotwire(R) Reach DSL product. The service provider has agreed to deploy over 200,000 lines of our ReachDSL solution. The contract requires that BBT make payments to us in U.S. dollars. For the fourth quarter of 2001, in accordance with terms of our contract, we project BBT to purchase at least $17.0 million of product making it our largest customer for the fourth quarter. The remaining portion of the contract is expected to be fulfilled in 2002.

         The foregoing discussion regarding sales to BBT contains forward-looking statements. These forward-looking statements are made pursuant to the "safe-harbor" provisions of the Private Securities Litigation Reform Act of 1995 and are made based on management's current expectations or beliefs as well as assumptions made by, and information currently available to, management. The following factors, among others, could cause our actual results to differ materially from those described in the forward-looking statements made above: our ability to manufacture adequate quantities of products at forecasted costs under the customer contract; the uncertain acceptance of new telecommunications services based on DSL; the timing and amount of or rescheduling of the BBT's orders of our products; our dependence on sole and single-source suppliers and the reliability of the raw materials supplied by them to manufacture products under the customer contract; and our ability to manufacture products in accordance with our published specifications.

INFLATION

         Because of the relatively low levels of inflation experienced in 2000 and 2001 to date, inflation did not have a significant effect on our results in such periods.

RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARDS

         In June 2000, the FASB issued Statement No. 138, "Accounting for Certain Hedging Activities", which amended Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." Statement No. 138 must be adopted concurrently with the adoption of Statement No. 133. We have adopted these new statements effective January 1, 2001. These Statements required us to recognize all derivatives on the balance sheet at fair value. As of September 30, 2001, we do not have any derivative instruments as defined in the statements or engage in hedging activities and therefore this SFAS 138 would not have an impact on our financial statements.

         In July 2001 the FASB issued SFAS 141, 142 and 143. SFAS 141, "Business Combinations" requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling of interests method of accounting will be prohibited.

         SFAS 142, "Goodwill and Other Intangible Assets" changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations, will cease for fiscal years beginning after December 15, 2001. We do not have any goodwill or other intangible assets recorded on our books at September 30, 2001; therefore this Standard has no current impact on our financial statements.

         SFAS 143, "Accounting for Asset Retirement Obligations" requires the recognition of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the carrying amount of the related long-lived asset is correspondingly increased. Over time, the liability is accreted to its present value and the related capitalized charge is depreciated over the useful life of the asset. SFAS 143 is effective for fiscal years beginning after June 15, 2002. We are currently reviewing the impact of SFAS 143 on its financial statements.

In August 2001, the FASB issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 addresses accounting and reporting for the impairment or disposal of long-lived assets, including the disposal of a segment of a business. SFAS 144 is effective for fiscal years beginning after December 15, 2001, with earlier application encouraged. We are currently reviewing the impact of SFAS 144 on its financial statements.

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

         If we were to borrow from our revolving line of credit facility with Foothill Capital Corporation, we would be exposed to changes in interest rates. We are also exposed to changes in interest rates from investments in some held-to maturity securities. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes.

                                    PART II
                               OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         Following Paradyne's September 28, 2000 press release regarding contemplated third quarter of 2000 results, several securities class action suits (collectively, the "Securities Actions") against Paradyne and certain of its officers and directors; Andrew May, Paradyne's Chief Executive Officer and President at the time; Patrick Murphy, Paradyne's Chief Financial Officer and Senior Vice President; and Thomas Epley, Paradyne's Chairman of the Board (collectively, the "Defendants"), were filed in October 2000 in the United States District Court for the Middle District of Florida, Tampa Division (the "Court"). Sean E. Belanger, our current President and Chief Executive Officer and a director was added as a Defendant in the litigation in April 2001. These actions were later consolidated into one case and the Court appointed Frank Gruttadauria and Larry Spitcaufsky as the lead plaintiffs and the law firms of Milberg Weiss Bershad Hynes & Lerach LLP and Barrack Rodos & Bacine as the lead counsel. The Amended Consolidated Complaint alleges violations by the Defendants of the securities anti-fraud provisions of the federal securities laws, specifically Section 10(b) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. It further alleges that the individual Defendants are liable under Section 20(a) of the Securities Exchange Act as "control persons of Paradyne". The plaintiffs purport to represent a class of investors during a purported class period of September 28, 1999 through September 28, 2000 and allege, in effect, that the Defendants during that time, through material misrepresentations and omissions, fraudulently or recklessly inflated the market price of Paradyne's common stock by allegedly erroneously reporting that Paradyne was performing well, that its inventories were properly stated, and that its customer base and product demand were solid. The Securities Actions seek damages in an unspecified amount for the purported class for the alleged inflated amount of the stock price during the class period. The Defendants believe the claims are without merit and intend to vigorously defend them, although they cannot predict the outcome. The Defendants filed a motion on May 25, 2001, asking the court to dismiss the complaint, with prejudice, after which the plaintiffs filed a memorandum of law in opposition to Defendant's dismissal motion on July 2, 2001. The Defendant's dismissal motion is pending with the court and we are unable to predict how long the court will take to rule on the motion. Paradyne has engaged the law firm of Holland & Knight, LLP as its legal counsel in this litigation.

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

         Our Registration Statement on Form S-1 (Registration No. 333-76385) was declared effective on July 15, 1999 and our initial public offering commenced on July 16, 1999. We received net proceeds of approximately $62.2 million after deducting estimated underwriting discounts, commissions, and offering expenses. As of September 30, 2001, we had used approximately $52.5 million of the net proceeds to repay all the outstanding indebtedness from our now expired revolving line of credit facility with Bank of America, to pay for certain capital expenditures, for working capital, and to fund the acquisition of CRC. We intend to use the remainder of the net proceeds for general corporate purposes, including working capital and additional capital expenditures. We continue to assess the specific uses and allocations for these remaining funds.

ITEM 5.  OTHER INFORMATION

         On September 30, 2001, David M. Stanton resigned as a Class III director of Paradyne Networks, Inc. Mr. Stanton resigned for personal reasons and not due to any disagreement with Paradyne. Mr. Stanton's term was scheduled to expire at the 2002 Annual Meeting of Stockholders.



                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             Paradyne Networks, Inc.


         Date: November 14, 2001      /s/    Sean E. Belanger
                                             -----------------
                                             Sean E. Belanger
                                             President, Chief Executive
                                             Officer and Director

         Date: November 14, 2001
                                        /s/  Patrick M. Murphy
                                             -----------------
                                             Patrick M. Murphy
                                             Senior Vice President,
                                             Chief Financial Officer,
                                             Corporate Secretary and Treasurer
                                             (Principal Financial and Accounting
                                             Officer)