Form 10-K405
period 2001-12-31
PARADYNE NETWORKS INC
filed 2002-04-01
CIK 76174

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
[X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001
                                       OR
[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                          FOR THE PERIOD FROM ___TO___

                        COMMISSION FILE NUMBER: 000-26485
                             PARADYNE NETWORKS, INC.
             (Exact name of registrant as specified in its charter)

                    DELAWARE                                    75-2658219
         (STATE OR OTHER JURISDICTION                        (I.R.S. EMPLOYER
               OF INCORPORATION)                            IDENTIFICATION NO.)

                             8545 126TH AVENUE NORTH
                              LARGO, FLORIDA 33773
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                 (727) 530-2000
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
                                      NONE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                     COMMON STOCK, $.001 PAR VALUE PER SHARE
                                (Title of class)

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of the registrant's common stock held by non-affiliates of the registrant was approximately $87,937,727 at March 15, 2001, based on the closing sale price of $3.18 per share for the common stock on such date on the Nasdaq National Market.

         The number of shares of the registrant's common stock outstanding (including 7,623,875 shares issuable as a result of the acquisition of Elastic Networks Inc. on March 5, 2002) at March 15, 2002 was 41,286,641.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None
================================================================================

                             PARADYNE NETWORKS, INC.
                           Annual Report on Form 10-K
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001
                                Table of Contents

ITEM                                                                                                PAGE
NUMBER                                                                                             NUMBER
------                                                                                             ------

                                     PART I

1.   Business                                                                                           1
2.   Properties                                                                                        19
3.   Legal Proceedings                                                                                 19
4.   Submission of Matters to a Vote of Security Holders                                               20


                                     PART II

5.   Market for the Registrant's Common Equity and Related Stockholder Matters                         21
6.   Selected Financial Data                                                                           21
7.   Management's Discussion and Analysis of Financial Condition and Results of Operations             23
7A.  Quantitative and Qualitative Disclosures About Market Risk                                        41
8.   Financial Statements and Supplementary Data                                                       41
9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure              41


                                    PART III

10.  Directors and Executive Officers of the Registrant                                                41
11.  Executive Compensation                                                                            43
12.  Security Ownership of Certain Beneficial Owners and Management                                    46
13.  Certain Relationships and Related Transactions                                                    47


                                     PART IV

14.  Exhibits, Financial Statements, Financial Statement Schedules, and Reports on Form 8-K            50

Signatures                                                                                             55

Financial Statements                                                                                  F-1

Financial Schedules                                                                                   S-1

                                     PART I

ITEM 1.  BUSINESS

     We believe that it is important to communicate our plans and expectations about the future to our stockholders and to the public. Some of the statements in this report are forward-looking statements about our plans and expectations of what may happen in the future, including in particular the statements about our plans and expectations under the headings "Item 1. Business" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations". Statements that are not historical facts are forward-looking statements. These forward-looking statements are made pursuant to the "safe-harbor" provisions of the Private Securities Litigation Reform Act of 1995. You can sometimes identify forward-looking statements by our use of forward-looking words like "may," "will," "should," "expects," "intends," "plans," "anticipates," "believes," "estimates," "predicts," "potential," or "continue" or the negative of these terms and other similar expressions.

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

     We operate our business through our wholly-owned subsidiary, Paradyne Corporation. Paradyne Corporation was originally incorporated in Delaware in 1969, acquired by AT&T in 1989 and spun out of AT&T as part of Lucent Technologies in 1996. In July 1996, a limited partnership controlled by Texas Pacific Group acquired Paradyne Corporation and formed Paradyne Acquisition Corp. as a holding company. Paradyne Acquisition Corp. changed its name to Paradyne Networks, Inc. in June 1999. In July 1999 and September 1999, Paradyne Networks, Inc. issued shares of common stock in the public marketplace through an initial public offering and secondary offering, respectively.

     In December 2001, we announced the acquisition of Elastic Networks Inc., or Elastic Networks, of Alpharetta, Georgia. On March 5, 2002 the acquisition was completed and we acquired 100% of the capital stock of Elastic Networks in exchange for 7,623,875 shares of our common stock. Using an average market value of $3.77 per share (using the average of the closing prices during the 7 trading days surrounding the December 27, 2001 announcement of the acquisition), the purchase price was approximately $28.7 million. Elastic Networks designs high-speed, broadband communications products that have the advantages of high-speed access for the in-building broadband market and can operate effectively over lower quality lines. Elastic Networks was acquired for several reasons including: it launches Paradyne into the in-building DSL market; Elastic Networks has a strong complimentary base of independent telephone companies as customers; Elastic Networks' EtherLoop product is an important technology to Paradyne; and Elastic Networks' cash and working capital will improve our balance sheet. As of the close of the acquisition, Elastic Networks became a wholly owned subsidiary of Paradyne. This transaction was accounted for using purchase accounting. In connection with the acquisition of Elastic Networks, Paradyne's stockholders approved an increase in the authorized number of shares of Paradyne common stock from 60,000,000 to 80,000,000.

     We have a long history of technological innovation. As of the end of 2001, we had been issued over 295 U. S. patents, hold over 210 patents and have over 80 U. S. patent applications pending. With our acquisition of Elastic Networks in March 2002, we acquired an additional 2 U.S. patents and 2 U.S. patent applications pending. Our equipment has been sold to over 50% of the Fortune 500(R)companies. We estimate that sales to NSPs represented approximately 73% of our total revenues in 2001. With our reputation and history as a supplier of access solutions to a large customer base, we believe that we are well positioned to provide broadband access solutions to NSPs and business customers as they upgrade their networks.

INDUSTRY BACKGROUND

     Over the past several years, data traffic generated by computer users accessing the Internet or business networks has increased significantly. Industry analysts believe that the volume of this data traffic, referred to as wide area network traffic, will continue to expand rapidly due to four key trends:

     - the dramatic growth in the use of high bandwidth applications over the Internet;

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

     In order to accommodate increasingly high volumes of data, NSPs have invested significant resources to upgrade central office switching centers and the interconnecting infrastructure, known as the network backbone. While capacity constraints in the network backbone continue to be addressed through the use of high-speed digital and fiber-optic equipment, the network that connects end users to NSP central offices, typically known as the "last mile," remains a bottleneck that limits high-speed data transmission. The last mile was originally constructed with copper twisted-pair wiring designed to support analog voice traffic. There is an estimated installed base of over 180 million copper lines in the United States, and over 900 million worldwide. End users have been frustrated by these limitations and the ability of NSPs to cost effectively deliver high-speed services, such as telecommuting, branch office internetworking and Internet access, over the last mile. Standard, narrowband dial-up connections, which are typically limited to data transmission rates of
28.8 kilobits per second, or Kbps, to 56.0 Kbps do not adequately support these applications. We believe that most business and residential users are finding these types of narrowband access technologies unacceptable for their high bandwidth requirements.

     Global regulatory changes have increased the number of competitors in the access portion of the network and are accelerating the need for NSPs to upgrade their networks and increase their service offerings. Internationally, a number of developed and developing nations have privatized their state-owned telecommunications monopolies and opened their markets to new NSPs. New competitors in these markets include cable TV operators, Internet service providers, satellite operators and electric utilities. For example, cable TV operators are already beginning to provide data transmission services to customers by leveraging the high bandwidth capabilities of their coaxial cable based infrastructure. This increase in competition for the access portion of the network is also helping to facilitate the transition from narrowband to broadband access over the last mile. These new competitors are delivering broadband network access to end-user customers, which applies significant pressure to the incumbent local exchange carriers, or ILECs, to enhance their network infrastructure and deliver similar broadband services.

     New digital technologies have been introduced to increase the speed and quality of digital transmission over the copper wire infrastructure, or local loop, in the last mile and provide alternative means of accessing the network backbone. The increased speed, lower transmission cost, higher reliability and quality of digital networks are better suited for transmitting the increased level of enhanced voice and high-speed data traffic that now must pass over the last mile. NSPs have begun to aggressively install higher-speed, digital broadband transmission technologies, such as DSL, in the last mile. According to research data compiled by Vertical Systems, the worldwide number of DSL connections is expected to grow from 8.4 million in 2001 to 26.7 million by 2004. At an average price of $250 per line, that would require approximately $5 billion in DSL equipment to support this volume of connections.

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

     The performance, quality and maintainability of network services are highly dependent on the volume and type of traffic running over these hybrid networks. As a result, NSPs and business customers need sophisticated diagnostic and management capabilities to monitor business customer application traffic. The required tools should analyze the physical transmission characteristics as well as enable NSPs and business customers to evaluate compliance with service level agreement parameters such as: how much data gets through the network; the time it takes data to get through the network; and availability of the network. Business customers also need management solutions that can be scaled to meet growing demand for services, improve network quality, reduce the number of support personnel managing their networks and lower the overall costs for bandwidth and maintenance tools.

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

Continue To Develop Innovative Broadband Technology and System Solutions

     We will continue to focus on providing innovative, cost-effective broadband access solutions that improve communications over the traditional copper telephone wire infrastructure for NSPs and business customers. Sales of broadband equipment represented approximately 81% of our total Equipment Sales revenues for 2001. We believe that our internally developed technologies play a key role in differentiating our products from those of our competitors. We have been issued over 295 U. S. patents, hold over 210 patents and have over 80 U. S. patent applications pending and we expect many of these patents and patent applications will contribute to the development of new technologies and systems. In addition, we will continue to collaborate with technology partners to facilitate the development of competitive products, as we have previously done with NetScout, Lucent and others. Our DSL technological innovations include our ReachDSL technology which continues to be further enhanced and brought to market in the form of our Hotwire ReachDSL products. Our ReachDSL transceiver technology, which is the core building block of our Hotwire ReachDSL products, has demonstrated superior loop reach, immunity to typical impairments and ease of installation over alternative DSL technologies. In January 2002, we signed an agreement with Alcatel Microelectronics to develop a new ADSL chipset that incorporates our ReachDSL technology. If successful, this new ADSL chipset, called ADSL/R, will allow NSPs to deploy a single product everywhere without concern for whether the copper lines will fully support ADSL technology. The ADSL/R chipset will initially attempt to train up with ADSL, but if it fails, it will train up with ReachDSL, assuring the customer of service regardless of the line conditions. This feature can potentially save the NSP a considerable amount of operational expense, delay and customer frustration. We believe ReachDSL technology will continue to allow us to provide differentiated solutions, both in products and chipset technology, which provide our NSP customers with greater market coverage to more customers and lower installation costs than alternative DSL products. With the acquisition of Elastic Networks, we obtained a new set of innovative DSL technologies called EtherLoop. Elastic Network's BitStorm product family uses EtherLoop technology to deliver up to 10 Mbps over standard telephone wiring. Elastic Networks had had found some success in the in-building and hospitality (hotel) DSL markets with their BitStorm products. We intend to continue pursuing these markets with the Elastic Networks products. Like ReachDSL, EtherLoop also works well over "poor copper", so there are opportunities with Paradyne's existing NSP customers that we can pursue as well. We believe EtherLoop technology will allow us to provide differentiated solutions to the emerging in-building and hospitality DSL markets. Our SLM technology innovations have been implemented in our FrameSaver, NextEdge and OpenLane products. We continue to enhance these products with innovations that enable our NSP customers to offer more cost-effective SLM services more broadly. We intend to enhance our Hotwire DSL solutions with products designed for the in-building DSL market and more cost-effective DSL access multiplexer , or DSLAM, solutions for deployment of our ReachDSL technology. In order to increase customer premise equipment choices for our customers, we will continue to interoperate with products that allow customers to perform additional, high-value functions over their DSL network. These products allow voice and data to share the DSL network, streaming audio and video over a DSL network, or special protocols to be transmitted over a DSL network. In order to create additional features for our DSLAMs, we plan to continue to develop new versions of both hardware and software to support new requirements from our customers. Further, we have integrated our FrameSaver SLM technology into additional platforms, including those that support DSL and ATM. These new SLM DSL products will enable service providers to offer higher profit business networking to branch offices and expand their services beyond the commodity internet access markets. As our customers continue to expand their DSL networks into the application space of conventional broadband networks, we believe our technological leadership and products will provide Paradyne with a competitive advantage.

Continue To Capitalize On Global Buildout of DSL Infrastructure

     Revenues from worldwide sales of DSL equipment are projected by industry sources to increase from $600 million in 2000 to more that $2.3 billion by 2002. To capitalize on this projected growth, we intend to continue to pursue "design wins" from NSPs that are offering or plan to offer DSL services. A "design win" is achieved when an NSP adopts Paradyne products as one of a limited number of DSL platforms for its central office or private network deployment. A typical NSP build out includes DSLAMs in an NSP's central office, resulting in an installed base into which Paradyne will be well positioned to sell DSL line-cards for the DSLAMs and DSL customer premises equipment for the end user. From the third quarter of 1997 through the fourth quarter of 2001, Paradyne has shipped over 20,000 DSLAMs with a capacity of more than 3.9 million lines. Some of our current DSL customers include Choice One Communications, Integra Telecom, Fibernet (UK), Beijing Telecom, Broadband Technologies (Japan), Cavalier Telephone, TDS Telecom, Northern Telephone, Shanghai Telecom, Concord Telephone, and Guyana Telephone and Telegraph. We will continue to focus on increasing our number of design wins with new NSPs, as well as maintain our existing relationships with NSPs who have awarded us design wins in the past. We plan to increase our efforts to penetrate the emerging DSL markets outside of the U.S. These markets represent greater opportunities in 2002 than they have in the past as many countries throughout Europe and Latin America are starting to deploy broadband DSL networks. We also intend to continue to produce a variety of DSL line-cards and develop or interoperate with innovative DSL customer premises equipment to handle the diverse needs of our NSP customers. We intend to deliver DSL solutions which improve the profitability of our NSP customers by avoiding the hidden costs associated with many DSL technologies, such as incremental unbudgeted truck rolls, and by providing business grade solutions that will allow our customers to expand their services beyond basic internet access.

     With the acquisition of Elastic Networks, we launched into the in-building and hospitality markets for high-speed access. These markets have emerged as technologies supporting video on demand, internet access and voice have stabilized and become affordable. Elastic's BitStorm product line is able to deliver the bandwidth over short copper loop distances to support applications like these. In both the in-building (multiple dwelling unit or MDU) market and the hospitality (hotels) market, demand for services like these offer service providers and building owners attractive business opportunities. Elastic Networks closed significant equipment deals with Verizon Avenue, a subsidiary of Verizon, focused on the U.S. MDU market, and with Six Continents, a hotel holding company with over 3,200 hotels around the world such as, Inter-Continental, Crowne Plaza, Holiday Inn, Express and Staybridge Suites by Holiday Inn. We will continue to focus on increasing our number of design wins with new MDU and Hospitality customers as we believe we are in position to take advantage of these markets that are entering a new growth phase..


Increase Worldwide Deployment of FrameSaver as Part of Our NSP/ SLM Solutions

     NSPs are enhancing their service offerings by providing intelligent devices such as certain of our FrameSaver products that provide NSPs with the diagnostic instrumentation to remotely monitor, diagnose and isolate the source of network performance issues. As a result, NSPs are able to provide higher uptime services, with lower costs of operations. In addition, NSPs are offering service level agreements for their Frame Relay and asynchronous transfer mode business customers. Service level agreements are put in place between an NSP and the NSP's customer to document how the NSP and the customer expect the service to operate. Three parameters are generally measured and documented in SLAs: (1) availability (i.e. is the service connection up?),
(2) latency (delay in traversing the network from end-to-end) and (3) throughput (bandwidth used for the customer's connection). If the service does not operate as specified according to these parameters, then there is typically some type of remedy. An example might be that the service is supposed to be available 24 hours a day, 365 days a year. If the service is not available for one of those days, then the NSP might be required to reimburse the customer for one day's worth of charges. We believe that as service level agreements become more widely adopted, NSPs and end user customers will increasingly require SLM solutions and, therefore, NSPs will be required to incorporate these solutions in their networks. We intend to focus on further integrating FrameSaver as part of our existing NSP customers' service level agreement solutions and obtaining additional FrameSaver design wins from new NSPs. Currently, AT&T, SBC (formerly Ameritech), Intermedia, BroadWing (formerly IXC), WorldCom, Verizon (formerly
GTE) and Sprint offer FrameSaver solutions to their customers. In addition, we intend to work with leading Frame Relay NSPs and DSL NSPs to deploy lower cost Frame Relay and Virtual Private Network (VPN) solutions using our FrameSaver DSL solutions. These solutions offer dramatic reductions in costs associated with the access networks. In addition, the Frame Relay over DSL solutions reduce the Frame Relay NSPs backbone costs by consolidating the number of access lines terminated on a common Frame Relay switch. These cost reductions offer increased opportunities to improve margins and increase service rates among the existing Frame Relay customers. They also offer the opportunity for NSPs to migrate the large number of business applications from lower end alternative services such as ISDN, satellite and dial-up connections, and expand the addressable market.

Focus on Product Sales to and Through NSPS

     We intend to continue focusing on NSPs that deploy DSL, Frame Relay and IP voice and data services to capitalize on the increased demand for such services. Over the past five years, our sales to NSPs have increased as a result of the efforts of our worldwide NSP direct sales force. We estimate that approximately 73% of our total revenues in 2001 were generated from sales to NSPs. We intend to focus the efforts of our direct sales force on maintaining and increasing sales within our current NSP customer base as well as attracting new NSP customers worldwide.

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

PRODUCTS AND TECHNOLOGIES

     We develop, manufacture and distribute an extensive line of broadband network access products and technologies. Sales of broadband products represented approximately 81% of our total equipment sales revenue in 2001. In addition, we provide systems that allow business customers and NSPs to have a high level of management, monitoring and control over their network access equipment and circuits. Although advanced network management systems are an important aspect of our products and technology, they have not been a material aspect of our sales revenue generation. The table below includes a summary of our principal products. A further description of these products follows the table.

Broadband Solutions

PRODUCT                                           DESCRIPTION                                  APPLICATION
-------                                           -----------                                  -----------
Hotwire GranDSLAM               A DSL access multiplexer chassis that houses     Typically resides inside an NSP's
                                different line cards supporting a variety of     central office and terminates many DSL
                                DSL technologies which enable a variety of       lines and aggregates them into a
                                access services, including the ability to        high-speed connection to a network
                                support line cards that support between four     backbone.
                                and 24 ports per card.

Hotwire ADSL/G.lite             Consists of:                                     The card in the DSLAM and the endpoint
                                - A line card that fits inside the DSL access    create a high speed packet connection
                                multiplexer, or DSLAM, and supports asymmetric   operating at transmission rates up to 8
                                digital subscriber line, or ADSL, technologies   megabits per second over a two wire
                                that operate at the highest possible speed       telephone line. Also allows voice to be
                                based on the quality of the telephone line,      transmitted at the same time data is
                                and g.lite a lower speed, splitterless           being transmitted and allows business
                                asymmetric DSL technology.                       partners to provide endpoints that work
                                - A customer premises endpoint that connects     with Paradyne's DSLAM.
                                the users' equipment to the telephone line.

Hotwire RADSL                   Consists of:                                     The card in the DSLAM and the endpoint
                                - A line card that fits inside the DSLAM, and    create a high speed
                                supports ADSL and symmetric digital subscriber   packet connection operating at
                                line, or SDSL, technologies that operate at      transmission rates up to 7
                                the highest possible speed based on the          megabits per second over a two
                                quality of the telephone line.                   wire telephone line. Also allows
                                - A stand-alone endpoint that connects the       voice to be transmitted at the same
                                user to the telephone line.                      time data is being transmitted.

Hotwire MSDSL                   Consists of:                                     The card in the DSLAM and the endpoint
                                - A line card that fits inside the DSLAM and     create a high speed channelized
                                supports SDSL technology.                        connection operating at transmission
                                - An endpoint that connects the end user         rates up to 2 megabits per second over
                                equipment to the telephone line.                 a two wire telephone line. Allows
                                                                                 channelized voice to be transmitted at
                                                                                 the same time data is being transmitted.

Hotwire SDSL                    Consists of:                                     The card in the DSLAM and the endpoint
                                - A line card that fits inside the DSLAM and     create a high speed ATM based
                                supports SDSL.                                   connection operating at transmission
                                - An endpoint that connects the end user         rates up to 2 megabits per second over
                                equipment to the telephone line.                 a two wire telephone line. Also allows
                                                                                 interoperability with certified business
                                                                                 partner provided endpoints and FrameSaver
                                                                                 DSL endpoints.

Hotwire SDSL /IDSL              Consists of:                                     The card in the DSLAM and the endpoint
                                - A high density line card that fits inside      create a high speed connection
                                the DSLAM and supports SDSL/integrated digital   operating at transmission rates up to 2
                                subscriber Line, or IDSL, technology that        megabits per second over a two wire
                                operates at the highest possible speed based     telephone line. IDSL also allows
                                on the quality of the telephone line.            operation through a Digital Loop
                                - An endpoint that connects the end              Carrier (DLC) for service areas that
                                user equipment to the telephone line.            are fed by DLC based connections.


Hotwire MHDSL                   Consists of:                                     The card in the DSLAM and the endpoint
                                - A line card that fits inside the DSLAM and     create a high speed connection
                                supports high bit rate digital subscriber        operating at transmission rates up to 2
                                line, or HDSL, technology that operates at the   megabits per second over a four wire
                                highest possible speed based on the quality of   telephone line. Also allows voice to be
                                the telephone line.                              transmitted at the same time data is
                                - An endpoint that connects end user equipment   being transmitted.
                                to the telephone line.

Hotwire G.SHDSL                 Consists of:                                     The card in the DSLAM and the endpoint
                                - A line card that fits inside the DSLAM and     create a high speed connection
                                supports G.SHDSL technology that operates at     operating at transmission rates up to 2
                                up to 2 megabits per second.                     megabits per second over a two wire
                                - A customer premises endpoint that connects     telephone line. Also allows
                                the users' equipment to the telephone line.      interoperability with certified
                                                                                 business partner provided endpoints and
                                                                                 FrameSaver DSL endpoints.

Hotwire ReachDSL                Consists of:                                     The card in the DSLAM and the endpoint
                                - A line card that fits inside the DSLAM and     create a high speed packet connection
                                supports ReachDSL (an enhancement over MVL)      operating at transmission rates up to
                                technology.                                      960 kilobits per second over a two wire
                                - An endpoint that connects the end user         telephone line. Also allows voice to be
                                equipment to the telephone line.                 transmitted at the same time data is
                                                                                 being transmitted.

BitStorm 1900 IP DSLAM          From the Elastic Networks acquisition.  A DSL    Typically resides inside an NSP's
                                access multiplexer chassis designed              central office or in a building wiring
                                specifically to support EtherLoop next           closet and terminates up to 120
                                generation IP DSL technology enabling            EtherLoop lines and aggregates them
                                bi-directional IP bandwidth up to 10 Mbps per    into a high-speed IP connection to a
                                line, all compatible with baseband voice on a    network backbone.
                                single pair.

StormPort CPE                   From the Elastic Networks acquisition. IP        Typically residents at a customer premise
                                DSL modems enabling baseband voice  nd           location where the DSL service is
                                location where the DSL service is                terminated by a Customer Ethernet port.
                                bi-directional IP bandwidth up to 10 Mbps.

FrameSaver SLM                  Consists of:                                     Many locations are connected to a Frame
(Service Level Management)      - A stand-alone endpoint that connects remote    Relay network and the SLM software is
                                offices to a frame relay network. Also           used to make sure each location is
                                available as a line card.                        operating efficiently per the
                                - SLM software for monitoring                    configuration of the Frame Relay
                                and managing a Frame Relay                       service.
                                network.

FrameSaver FLEX                 Consists of:                                     FLEX units provide connectivity to the
                                - A stand-alone endpoint that connects remote    Frame Relay network with a more basic
                                offices to a frame relay network.                set of capabilities and allow an NSP to
                                - SLM software for monitoring and managing a     deploy these units for all Frame Relay
                                Frame Relay network.                             customers.  They are upgradeable to SLM
                                                                                 capabilities for an added fee.

FrameSaver SDSL                 Consists of:                                     The SLM software is used to make sure
                                - A stand-alone endpoint that connects remote    each location connected to the Frame
                                offices to an ATM based Frame Relay network      Relay network is operating efficiently
                                and supports symmetric digital subscriber        per the configuration of the Frame
                                line, or SDSL (2B1Q) technology that operates    Relay service. FrameSaver SDSL provides
                                at the highest possible speed based on the       the same basic capabilities of the
                                quality of the telephone line.                   FrameSaver FLEX product, however, it
                                - SLM software for monitoring and managing a     incorporates SDSL as an alternative to
                                Frame Relay network.                             T1 or DDS access.

FrameSaver SDSL Router           Consists of:                                    The SLM software is used to make sure
                                - A stand-alone endpoint with an integrated      each location connected to the Frame
                                basic router that connects remote offices to     Relay network is operating efficiently
                                an ATM based Frame Relay or IP VPN Network and   per the configuration of the Frame
                                SDSL technology.                                 Relay service. FrameSaver SDSL provides
                                - Optional SLM software for monitoring and       the same basic capabilities of the
                                managing a Frame Relay network.                  FrameSaver FLEX product, however, it
                                                                                 incorporates SDSL as an alternative to
                                                                                 T1 or DDS access and includes an
                                                                                 integrated router.

FrameSaver G.SHDSL              Consists of:                                     The SLM software is used to make sure
                                - A stand-alone endpoint that connects remote    each location connected to the Frame
                                offices to an ATM based Frame Relay network      Relay network is operating efficiently
                                and supports standard G.SHDSL technology that    per the configuration of the Frame
                                operates at the highest possible speed based     Relay service. FrameSaver G.SHDSL
                                on the quality of the telephone line.            provides the same basic capabilities of
                                - SLM software for monitoring and managing a     the FrameSaver FLEX product, however,
                                Frame Relay network.                             it incorporates G.SHDSL as an
                                                                                 alternative to T1 or DDS access.

FrameSaver                      A stand-alone endpoint that connects two Frame   Allows two different Frame Relay
Network to Network              Relay networks together.                         networks to be connected together and
                                                                                 support the SLM software applications.

FrameSaver/ATM                  A stand-alone endpoint that connects large       Allows one high-speed connection to a
                                locations to a Frame Relay network through       a Frame Relay network that is more
                                45 megabits per second connection to an ATM      efficient than many lower speed connections.
                                network.

FrameSaver NP                   Consists of:                                     Many locations are connected to a Frame
                                - A stand-alone endpoint that connects remote    Relay network and the SLM software is
                                offices to a frame relay network. Also           used to make sure each location is
                                available as a line card.                        operating efficiently per the
                                - SLM software for monitoring and managing a     configuration of the Frame Relay
                                Frame Relay network.                             service.

Acculink Broadband Digital      Stand-alone endpoints that transmit data and     Allows voice and data traffic to share
Access                          voice over high-speed circuits. Also available   a single, high-speed circuit to a
                                as a line card.                                  variety of backbone networks.

NextEdge                        A stand-alone endpoint that supports many data   Allows many different data and voice
                                and voice connections over several high- speed   services at a remote office to share
                                circuits. Also supports the FrameSaver SLM       one or two high-speed circuits to a
                                system.                                          variety of backbone networks. In
                                                                                 addition, it can be integrated into a
                                                                                 FrameSaver SLM system.


Narrowband Solutions

PRODUCT                             DESCRIPTION                                               APPLICATION
-------                             -----------                                               -----------
Comsphere Subrate Digital       Stand-alone and line card products that          Allows data services to be connected
Access                          support data transmission over digital network   over digital leased lines at narrowband
                                facilities.                                      speeds.

Comsphere Modems                Stand-alone and line card products that          Dial-up and leased line modems that
                                support data transmission over analog network    allow narrowband connectivity over
                                facilities.                                      analog lines

Network Management Solutions


PRODUCT                             DESCRIPTION                                               APPLICATION
-------                             -----------                                               -----------
OpenLane Network Management     Software for managing networks built with        Used as a stand-alone system or part of
System                          Paradyne products.                               a larger system to manage all the
                                                                                 Paradyne products deployed in a network.

PathView Network Management     Software for managing networks built with        Used as a stand-alone system or part of
System                          Paradyne FrameSaver NP Products.                 a larger system to manage all the
                                                                                 Paradyne FrameSaver NP products deployed
                                                                                 in a network.

StormTracker Network            Software for managing networks built with the    Used as a stand-alone system or part of
Management System               former Elastic Networks BitStorm  products.      a larger system to manage all the
                                                                                 BitStorm products deployed in a network.

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

     Our primary customers for Hotwire products are CLECs, incumbent carriers and other NSPs. An increasing segment of our DSL customer base is emerging in the international markets, which are expanding through deregulation and the rapidly growing interest in developing countries for broadband DSL. Our Hotwire products are easily installed, scaleable and operate over long loops, which enhance an NSP's ability to deploy them quickly and service new customers. Additionally, these qualities allow our NSP customers to supply symmetric services to their business customers and asymmetric services to their consumer customers or they may want to use ATM on some backbone connections and Frame Relay on other backbone connections. The Hotwire system can be configured, monitored and controlled through our OpenLane network management system which provides complete end-to-end management and reporting coverage of the entire broadband DSL access solution.

     Hotwire products consist of two major product categories, DSLAMs and customer premises equipment.

     Hotwire Multiservices DSLAMs: A DSLAM is a DSL access multiplexer installed in NSPs' central offices and private copper networks that provides termination and aggregation of multiple DSL lines and associated services protocol translation. Paradyne's Multiservices DSLAMs are called the Hotwire GranDSLAM. The Hotwire GranDSLAM systems consist of network equipment building standard
(NEBS) certified chassis and associated DSL line cards, and an aggregation system with a variety of wide area network options and a standards based network management system. Network equipment building standard certification is generally necessary in order for a product to be installed in the central office of an NSP. Key features of a Hotwire GranDSLAM system include:

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

     BitStorm. As a result of the Elastic Networks acquisition in March 2002, we now develop, manufacture and distribute the BitStorm family of products. The BitStorm system includes (1) the BitStorm 1900 IP DSLAM, which provides aggregation of services in the central office or the building wiring closet, and
(2) StormPort customer premises equipment, which extends broadband access services over the local loop to the customer premise. The system supports a range of broadband multimedia access services, such as business and residential Internet access, remote local area networks access and virtual private network access at symmetric rates (similar transmission rate for sending and receiving data over the same line) of up to 10 Mbps. BitStorm products are ideal for multi-dwelling-units for both business and residential access services, universities, hotels, and government campus private networks.

     Our primary customers for BitStorm products are in-building network providers, hotel and hospitality network providers and incumbent carriers and other NSPs. Our BitStorm products are based on our patented EtherLoop technology, which is easily installed, scaleable and operates over long loops, which enhance an NSP's ability to deploy them quickly and service new customer applications. Additionally, EtherLoop can deliver bandwidth up to 10 Mbps over relatively short loops, which enables high-quality video services, internet access and baseband voice to be simultaneously offered. The BitStorm system can be configured, monitored and controlled through our StormTracker network management system, which provides complete end-to-end management and reporting coverage of the entire broadband access solution.

     BitStorm products consist of two major product categories, a DSLAM and customer premises equipment.

     BitStorm 1900 IP DSLAM: A DSLAM is a DSL access multiplexer installed in NSPs' central offices and private copper networks that provides termination and aggregation of multiple DSL lines. The BitStorm 1900 IP DSLAM consists of network equipment building standard (NEBS) certified chassis and associated EtherLoop line cards, and an aggregation system for IP networks and a standards based network management system. Network equipment building standard certification is generally necessary in order for a product to be installed in the central office of an NSP. Key features of a BitStorm 1900 IP DSLAM system include:

     - the ability to support EtherLoop line cards that support up to 12 ports per card;

     - the ability to support a range of voice and data applications that operate over packet technologies; and

     - a simple network management protocol compliant distributed network management architecture that supports efficient network management required for large network deployments.

     StormPort customer premises equipment: BitStorm customer premises equipment terminates DSL access services at the customer premise for connectivity to local area networks, personal computers, routers and other voice and data equipment. BitStorm StormPort customer premises equipment operates at a variety of transmission speeds and loop lengths to meet the needs of our customers. StormPort customer premises equipment and associated DSLAM line cards support our patented EtherLoop technology, which enables speeds of up to 10 Mbps across the standard copper loop.

     DSL technology innovation: We expect to continue to implement multiple DSL technologies in our Hotwire products, and, consistent with market requirements, to implement additional DSL technologies, such as G.SHDSL. While we purchase some of the DSL technologies implemented in the Hotwire GranDSLAM and customer premises equipment, our ReachDSL product represents a new DSL technology developed and implemented by us that does not require a telephone line splitter and works over very long loops. The primary advantages of ReachDSL technology are:

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

     The Hotwire ReachDSL product is well suited for line sharing and spectrum unbundling applications as specified by the Federal Communications Commission (FCC 99-355) on December 9, 1999. The benefits of line sharing include lower recurring loop costs, faster availability of loops for initial service deployment and better initial loop quality than new loops that were not already actively in service. ReachDSL can be operated in line sharing configurations where the DSL service is delivered over the same local line that is delivering basic telephone service. In addition, ReachDSL has demonstrated an ability to operate consistently over a wider range of loop conditions and loop lengths than ADSL based products. We believe Hotwire ReachDSL provides a competitive advantage for competitive local exchange carriers and incumbent carriers in this application. Additionally, we believe ReachDSL offers unique capabilities for PTTs in developing countries, where the copper infrastructure is particularly challenging for ADSL. The unique performance characteristics of ReachDSL position us well for future business in developing countries around the world.

     We expect to continue to implement multiple DSL technologies in our BitStorm products consistent with market demand and new technological innovations. Our BitStorm EtherLoop product represents a new DSL technology developed and implemented by us that does not require a telephone line splitter and works at very high speeds over short loops and at slower, but still broadband speeds over very long loops. The primary advantages of EtherLoop technology are:

     - very high-speed digital services over copper loops up to 5,000-6,000 feet, which enables simultaneous high-speed video services in addition to internet access and baseband voice; and

     - operation over copper loops up to 24,000 feet unaffected by bridged taps and other typical loop impairments, similar to ReachDSL.

BROADBAND SLM

     FrameSaver. Our FrameSaver system is an innovative SLM system for Frame Relay and Frame Relay/ ATM networks. The FrameSaver system consists of customer premises equipment, NSP equipment and network management software to monitor and measure network performance across public Frame Relay networks. The FrameSaver system is available with service level verification features that measure performance and store the results for retrieval by our OpenLane network management system. The storage and data retrieval mechanisms have been implemented according to recognized industry standards, which makes the FrameSaver system compatible and interoperable with many other systems that business customers or NSPs may have installed. The FrameSaver network access units also provide extensive non-disruptive diagnostic and testing capabilities along with standard access functionality, to give enterprise customers or service providers a complete managed solution. The optional remote monitoring technology included in the FrameSaver System, called RMON-2, was developed by NetScout and is included in select FrameSaver Systems pursuant to a collaboration between Paradyne and NetScout. The significance of utilizing RMON-2 is that it is a communications language that has been standardized. Therefore, many different companies build products that utilize RMON-2, which enables communication with the FrameSaver system.


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

     - also available in SDSL and G.SHDSL based configurations to enable Frame Relay services over DSL access networks;

     - non-disruptive management that can be accessed over the Frame Relay network or through an integrated dial modem;

     - the ability to install and diagnose without the presence of a router or a costly technician visit to the customer site;

     - dial backup through integrated service digital network to protect against network failures;

     - network to network interface for SLM across multiple Frame Relay networks;

     - auto configuration of customer premises equipment for ease of installation; and

     - the ability to scale from small single customer networks to large service provider networks.

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

     FrameSaver FLEX has been integrated into the service offerings of certain leading Frame Relay NSPs. FrameSaver FLEX is a SLM product that can be deployed in a basic and less expensive configuration delivering a subset of the FrameSaver features. This product targets those customers that want a subset of the Frame Relay diagnostic features and who may eventually wish to deploy a complete SLM solution. FrameSaver FLEX is easily installed and is upgradeable through software to the full set of SLM features. This product is then directed at NSPs that wish to analyze all of their Frame Relay customer lines to enable quick and easy problem resolution from their network operation centers. We believe this product will enhance our ability to win new NSP business because it offers substantial operational cost savings over conventional DSU/CSU products.

     FrameSaver DSL, an extension to the FrameSaver family, incorporates both SDSL and G.SHDSL technologies into the FrameSaver FLEX platform. It therefore offers the FrameSaver FLEX features with the added benefits of DSL as an access technology. The FrameSaver DSL product is available in both basic V.35 DSU/CSU like configurations and in a FrameSaver DSL Router model, which provides an integrated router function for many lower-end branch office applications, which may not have an existing router. We believe the FrameSaver DSL products will offer both DSL NSPs and Frame Relay NSPs an opportunity to move DSL access services into the profitable Frame Relay services market for improved profitability and increased customer demand.

     FrameSaver NP represents the Frame Relay SLM products that were acquired with the acquisition of Control Resources Corporation , or CRC, in 2000. The FrameSaver NP products provide many similar features and capabilities as the Paradyne developed FrameSaver products. FrameSaver NP products are primarily distributed to AT&T Global Network Solutions. We intend to maintain and continue to support these products and key features and product attributes will be carried forward into future FrameSaver solutions.

     Acculink and NextEdge .T1/E1 Access Products, Acculink and NextEdge T1/ E1 digital access products consist of a range of products that provide an interface between a T1 circuit, which carries data at 1.544 Mbps or an E1 circuit, which carries data at 2.048 Mbps, and a customer's high-speed digital equipment, such as a computer, router, multiplexer, wide area network switch or telephone system. The Acculink and NextEdge products are managed by our OpenLane network management system, which provides centralized management of large, geographically disbursed networks for NSPs and businesses. Businesses, service providers, government entities and other organizations use these products to build low-cost, centrally managed networks for high-speed, digital applications. Our T1/ E1 digital access products provide a broad range of features, including centralized, standards-based network management multiple voice and data interface ports and multiplexing.

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

     Businesses, service providers, government entities and other organizations use these products to build low-cost, centrally managed networks for their digital applications. Many of these customers have also begun installing our Acculink, NextEdge and FrameSaver products for their broadband network access applications. We estimate that we have shipped approximately 500,000 narrowband access products between 1997 and 2001 and we will continue to pursue business opportunities for these products

NETWORK MANAGEMENT SOLUTIONS

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

     Lucent. In November 1998, we entered into a joint development and marketing agreement with Ascend in connection with our OpenLane SLM software and Ascend's Navis, a network management system. Lucent acquired Ascend in 1999. Under the agreement, we developed interface software which integrates OpenLane with Navis, creating a single integrated solution for competitive local exchange carriers, incumbent carriers and other NSPs. Ascend and Paradyne jointly market Navis, together with OpenLane SLM software, to NSPs. The agreement will continue unless terminated upon 60 days written notice.

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

     Conexant. In December 1999, we entered into a supply arrangement with Conexant to provide Paradyne with Conexant's ZipWire symmetrical DSL (SDSL) transceivers and AutoBaud technology for use in our SDSL port cards for the Hotwire(R) GranDSLAM solution. AutoBaud is an SDSL interoperability platform that is gaining wide acceptance from DSL vendors as well as service providers.

     Hotwire Connected Partners. Paradyne's interoperability certification program is called Hotwire Connected. This program provides verification that certain DSL customer premises equipment will interoperate with specific line cards supported in Paradyne's Hotwire GranDSLAM. Certified interoperable partners include 3Com, Adtran, Vina, Efficient Networks, Cayman, Netopia and Xspeed.

     Alcatel (Microelectronics). In January 2002, we entered into an agreement with the microelectronics unit of Alcatel, to jointly develop and produce a new generation of ADSL chipsets. Known as ADSL/R, this chipset will combine standard ADSL technology with Paradyne's patented ReachDSL technology. As part of this agreement, Paradyne has granted to Alcatel for its microelectronics unit, a license to use its ReachDSL technology for production of both central office
(CO) and customer premise equipment (CPE) chipsets. Additionally, both companies have committed resources, which include research and development personnel, to ensure the successful development of the Dual Mode ADSL/R chipsets.

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

     Our direct sales teams are organized to sell directly to NSP, value added reseller and distributor customers. Our NSP and value added reseller customers purchase our products and then sell them or provide them in a service offering to their end-user customers, whether business customers or residential customers. This team markets to business customers in support of our value added reseller and NSP partners. Our resellers add value by providing order processing, credit and significant sales and technical support. Our field sales teams are comprised of sales and systems engineering personnel that are experienced and knowledgeable about the products and technologies we provide and support. Our field sales teams are further supported by Paradyne's telesales team. This inside sales team answers all incoming emails and telephone calls, makes outbound telephone calls, follows up on leads generated through advertising and provides telephone support to our resellers.

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

     We participate in trade shows and seminars and make extensive use of the Internet and our web presence at www.paradyne.com to promote and generate demand for our products. (The reference to our worldwide web address does not constitute incorporation by reference into this Annual Report on Form 10-K of the information contained at this web site.) Since most of our customers utilize the Internet, we believe that our Internet presence is a low cost and highly effective method for educating our customers about our products and creating demand for our products. As a result, we place Internet advertising and conduct targeted email marketing. Our web site includes product information, multimedia presentations and customer testimonials. We also host Internet based interactive seminars for promotional seminars, training events and press conferences.

     Channel marketing programs allow us to attract and support our resellers, including NSPs. Our "Connect to Success" reseller program markets and sells products directly to large resellers and through national distributors, such as Ingram Micro, Tech Data, Graybar and SoluNET, to hundreds of value added resellers and NSPs. Our relationships with these distributors provide significant value to our reseller partners by giving them immediate availability to product without the cost of stocking. These well known distributors also extend credit to resellers, increasing their buying power, and providing them with direct shipments to end customers further reducing costs. Our reseller programs provide advertising support, volume incentive rebates, and exclusive access to technical support via 1-800 numbers and through our web site. Special programs encourage value added reseller loyalty, focus on strategic products, and focus on winning new accounts. Specialized product training programs are provided to our resellers at our headquarters, in the field and over the web.

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

Business Customers

     Business customers include businesses around the world that purchase equipment for their company's wide area network from Paradyne's resellers or, for some international customers, directly from Paradyne. Set forth below is a representative list of businesses, who purchased over $100,000 of our products in 2001:

         Avaya                                 Farmers Insurance                   Motorola
         Bank One                              Fifth Third Bank                    Northwest Airlines
         Chase Manhattan                       General Electric                    Paine Webber
         Cigna                                 Hertz                               Salomon Smith Barney
         Citigroup                             Iowa State Univ                     State of Tennessee
         Charter One Bank                      Liberty Mutual                      Summit Bank
         Commonwealth of Mass                  Lucent                              VISA
         Credit Suisse First Boston            Marriott                            Wachovia Corp.
         Dillards                              Merrill Lynch                       Xerox

Network Service Providers

     NSPs purchase equipment for their network or for resale into their customers' networks. Set forth below is a representative list of NSPs who purchased over $100,000 of our products in 2001:

Altec Sa                                                 Network Access Solutions
 AT&T                                                    North Pittsburgh Telephone Co.
 Bahamas Telecommunication Corp                          Multi-Band Communications Inc
 Bell Canada                                             North State Communications
 Bixby Telephone Co                                      Northern Telephone
 Brandenburg Telephone Co                                Primatel Communications
 Broadband Technologies (Japan)                          Rhythms Netconnections
Broadwing Communications Services Inc                    Rio Communications
Cavalier Telephone Llc                                   SBC Communications
 Choice One Communications                               Sleepy Eye Telephone Company
 Comporium Communications                                Sogetel Inc.
Concord Telephone Co                                     Sprint
Connectsouth Corp                                        Sprint Canada
Equant                                                   Sully Buttes Telephone Coop. Inc.
Fibernet                                                 TDS Telecom
 GCI Communications Corp                                 Telebec Ltee
Guyana Telephone & Telegraph Co. Ltd                     Telus Communications
Integra Telecom                                          Tularosa Basin Telephone Co.
Islandssimi                                              Verizon
 Jas Networks Inc.                                       Voda One Corp
Matanuska Telephone                                      Worldcom

     In 2001, only one of our customers accounted for greater than 10% of our revenues. Sales to Broadband Technologies (Japan) accounted for 21% of our total revenues. Direct sales to Lucent and Avaya accounted for approximately 9% of our total revenues. Sales to Tech Data accounted for approximately 6% of our total revenues and we estimate that approximately 27% of our sales to Tech Data represented products that were resold to Avaya. Collectively, we estimate that direct and indirect sales and services performed for Lucent and Avaya accounted for approximately 15% of our total revenues in 2001.

CUSTOMER SUPPORT

     We maintain a strong focus on customer service and support for our resellers and end-user customers. We accomplish this at our customers' sites through systems engineers who work with customers in a pre-sales role, and through the support teams of our resellers. The Paradyne Technical Support Center provides telephone based pre-and post-sales support to resellers and customers on a seven-day, 24-hour basis and also provides proposal support to the sales organization. Our training organization provides technical training to end users, maintenance service providers, NSPs and sales channels. Training is included as a part of our channel programs or is provided on a fee basis. We provide maintenance support offerings that utilize a variety of service organizations based on geography and skills required. Our authorized service providers include Lucent, NCR, Netera (formerly Myriad), Vital Network Services and Equant (formerly TechForce). These service providers provide service offerings that include various maintenance packages, installation, remote management, project management and other professional service options. Warranties on most of our hardware products extend for 12 months. A few products have an outstanding 24-month warranty and other products have outstanding 60-month warranties. Software products carry a 90-day warranty. Factory repair or replacement is provided by us.

COMPETITION

     The telecommunications market is highly competitive. If we fail to compete effectively our business will be adversely affected. We believe that competition may increase substantially as the introduction of new technologies, deployment of broadband networks and potential regulatory changes create new opportunities for established and emerging companies in the industry. This increase in competition may lead to price reductions of many of our products. We compete directly with other providers of broadband and narrowband access equipment, including Adtran, Alcatel, Carrier Access Corporation, Cisco, Copper Mountain, Kentrox, Larscom, Motorola, Nokia, Orckit, Entrada Networks (formerly Sync Research), 3Com, Tut Systems and Visual Networks. We expect that competition for products that address the broadband access market will grow as more companies and an increasing number of new companies focus on this market to develop solutions for higher speed access to public networks. We expect that competition for products that address the narrowband market will not dramatically change over the course of the next few years.

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

     We maintain research and development sites in Largo, Florida and Alpharetta, Georgia (as a result of our March 5, 2002 acquisition of Elastic Networks). In order to maintain a rapid pace of product introduction, we will need to continue to attract and retain talented engineers and invest in state-of-the-art research and development tools and processes. We will continue to maintain core competencies in key areas, such as Java programming, embedded system software, digital signal processing, internetworking, data communication protocols, test automation, central office solutions, RISC processing, transmission technologies, and telephony.

     Currently, we are developing enhancements for all of our broadband DSL and SLM product families. We expect this work to result in feature improvements to these products and/or a reduction in the costs associated with their manufacture and/or deployment. We are focused on increasing the density and performance of our ReachDSL systems and their ease of use by NSPs. Subsequent to the March 5, 2002 acquisition of Elastic Networks, we are in the process of integrating Elastic's products and technologies with ours. We are focused on increasing the density and performance of our EtherLoop systems and their ease of use by NSPs, MDU owners and hospitality network operators. In addition, we plan to continue investing in SLM system products, which facilitate the deployment of Frame Relay over DSL.

     For a discussion of the amount spent on research and development for the fiscal years ended December 31, 1999, 2000 and 2001, see "Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operation - Results of Operation" of this Form 10-K.

INTELLECTUAL PROPERTY

     Our success and ability to compete is dependent in part upon our proprietary technology. We rely on a combination of patent, copyright, trademark and trade secret laws and non-disclosure agreements to protect our proprietary technology. We have been issued over 295 patents, hold over 210 U. S. patents and have over 80 U. S. patent applications pending. There can be no assurance that patents will be issued with respect to pending or future patent applications or that our patents will be upheld as valid or will prevent the development of competitive products.

     We seek to protect our intellectual property rights by limiting access to the distribution of our software, documentation and other proprietary information. In addition, our employees execute proprietary information agreements and we enter into nondisclosure agreements with some of our strategic partners. There can be no assurance that the steps taken by us in this regard will be adequate to prevent misappropriation of our technology or that our competitors will not independently develop technologies that are substantially equivalent or superior to our technologies. We also are subject to the risk of adverse claims and litigation alleging infringement of the intellectual property rights of others. In this regard, there can be no assurance that third parties will not assert infringement claims in the future with respect to our current or future products or that any such claims will not require us to enter into license arrangements or result in protracted and costly litigation, regardless of the merits of such claims. Furthermore, from time to time, we receive and have received letters from others requesting licenses or indicating that our products may require a license. These letters are not uncommon in the industry, and these letters are dealt with according to normal business practices. In some cases these letters are followed up with formal legal action. For example, in July 2000, a third party filed suit against us and approximately ninety other defendants. The suit alleges that all the defendants are violating more than a dozen patents owned by the third party which allegedly cover the fields of "machine vision" used extensively in pick-and-place manufacturing of circuit boards and bar code scanning. We purchase this equipment from vendors, who we believe may have an obligation to indemnify us in the event that the equipment infringes any third-party patents. The complaint does not specify which defendants or activities allegedly violated which particular patents. We have responded with a Motion for More Definite Statement designed to identify the allegedly infringing activities as well as the particular patents and claims allegedly being infringed by us. We cannot assure you that we will prevail in this action and any adverse outcome could require us, among other things, to pay royalties to the third party patent owner. Given the lack of specificity in the complaint, it is not currently possible to calculate the potential for, or extent of, any liability resulting from this claim. We also cannot assure you that we will not receive other claims alleging infringement in the future.

     Most of Paradyne's existing patent portfolio will be enforceable in the United States for at least the next ten years, provided that periodic maintenance fees are paid to the U. S. Patent and Trademark Office and unless determined to be invalid or unenforceable by an appropriate court or the U. S. Patent and Trademark Office. Most of Paradyne's inventions that are directed to DSL and SLM technologies are covered in pending applications that have yet to issue as patents and that have been filed in the last several years. If and once issued, these patents will be enforceable for 20 years from the date the application was originally filed, pursuant to applicable laws, provided that periodic maintenance fees are paid to the U. S. Patent and Trademark Office and unless determined to be invalid or unenforceable by an appropriate court or the
U. S. Patent and Trademark Office.

MANUFACTURING

     We manufacture substantially all of our products. All of our major operations are ISO-9001 registered. Many of our parts are procured from a variety of qualified suppliers per our specification. Some of our strategic suppliers are electronically linked, and given 26 weeks visibility of demand. We believe that this is critical in maintaining high delivery volumes and minimizing inventory. However, because of long lead times for many of our raw materials, we must hold sufficient quantities of all required parts to meet forecasted demand for our products. We use a combination of standard parts and components, which are generally available from more than one vendor and some parts that are obtained from a single source. We have generally been able to obtain adequate supplies in a timely manner from our current vendors or, when necessary, to meet production needs from alternative vendors. We believe that, in most cases, alternate vendors can be identified if current vendors are unable to fulfill our needs. However, if we are unable to obtain sufficient quantities of necessary supplies, or if there is a significant increase in the price of key components or materials, delays or reductions in manufacturing or product shipments could occur, which would have a material adverse effect on our business, financial condition and results of operations.

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

BACKLOG

     Our confirmed backlog at the beginning of each quarter is a small portion of the quarter's revenue target. Most revenue booked in each quarter results from orders filled within the quarter. In most circumstances orders can be rescheduled without penalty. Therefore, backlog is not a meaningful indicator of future revenues.

EMPLOYEES

     As of December 31, 2001, we employed approximately 564 full time employees.

GOVERNMENT REGULATION

     From time to time, federal and state legislators propose legislation that could affect our business, either beneficially or adversely, such as by increasing competition or affecting the cost of our operations. Additionally, the FCC and state regulatory bodies may adopt rules, regulations or policies that may affect our business. We cannot predict the impact of such legislative actions on our operations.

     In the U. S., the Telecommunications Act of 1996 changed the regulatory environment for all NSPs, including the CLECs and incumbent local exchange carriers, or (ILECs, among our customer base. The Telecommunications Act of 1996 removed federal, state and local barriers to entry into the local telephone market by CLECs. The Telecommunications Act of 1996 also imposed significant obligations on ILECs, including obligations to interconnect their networks with competitors' networks and to unbundle their networks and provide competitors with access to unbundled network elements. CLECs and ILECs are a significant part of our customer base. The Telecommunications Act of 1996 also directs the FCC to adopt local loop access rules to enable competitive providers of advanced services, such as high-speed Internet access, to deploy new technologies on a faster, more cost-effective basis to consumers. The U.S. Congress continues to consider possible amendments to the Telecommunications Act of 1996.

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

GEOGRAPHIC AREAS

     For a discussion of domestic and international revenues for the fiscal years ended December 1999, 2000 and 2001, see "Note 2 - Summary of Significant Accounting Policies: Concentration of Credit Risk" in the Notes to Consolidated Financial Statements included as part of this Form 10-K.

ITEM 2. PROPERTIES

     Our principal administrative, engineering and manufacturing facilities are located in a leased building totaling approximately 289,823 square feet in Largo, Florida. The lease for the Largo, Florida facility expires in 2012 and there are two five-year renewal options. In March 2001 we subleased a 29,000 square foot research and development facility in Red Bank, New Jersey as part of a restructuring announced in February 2001. In addition, we maintain a 15,898 square foot research and development facility in Alpharetta, Georgia acquired as part of the March 2002 acquisition of Elastic Networks, which expires in July 2003. As part of the Elastic Networks acquisition, we also acquired three additional building leases totaling 53,000 square feet, two in Alpharetta, Georgia and one in Hong Kong which expire in 2002 and 2003. We also lease offices for branch sales and administration in Canada, France, Egypt, Japan, Singapore, Korea and the People's Republic of China. Collectively, these offices occupy approximately 17,000 square feet. Leases for these facilities expire at various times during 2002 and 2003. We believe that the current facilities accommodate anticipated needs in these locations over the next 24 months. In addition, we have the right of first refusal on the construction of any building on some lands adjacent to our Largo, Florida facilities if more space is needed to expand our manufacturing operations.

ITEM 3. LEGAL PROCEEDINGS

     Following Paradyne's September 28, 2000 press release regarding contemplated third quarter results, several securities class action suits (collectively, the "Securities Actions") against Paradyne; Andrew May, Paradyne's Chief Executive Officer and President at the time; Patrick Murphy, Paradyne's Chief Financial Officer and Senior Vice President; and Thomas Epley, Paradyne's Chairman of the Board (collectively, the "Defendants") were filed in October 2000 in the United States District Court for the Middle District of Florida, Tampa Division. Plaintiffs include the following stockholders: Steven Barrios, Hayes Ho, Jacob Turner, Robert Preston, Ron Walker, Jerold B. Hoffman and Amy K. Hoffman. The Securities Actions allege violations by the Defendants of the securities anti-fraud provisions of the federal securities laws, specifically Section 10(b) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. The Securities Actions further allege that the individual defendants May, Murphy and Epley are liable under Section 20(a) of the Securities Exchange Act as "control persons of Paradyne". The plaintiffs purport to represent a class of investors during a purported class period of September 28, 1999 through September 28, 2000 and allege, in effect, that the Defendants during that time, through material misrepresentations and omissions, fraudulently or recklessly inflated the market price of Paradyne's stock by allegedly erroneously reporting that Paradyne was performing well, that its inventories were properly stated, and that its customer base and product demand were solid. The Securities Actions seek damages under the fraud-on-the-market theory in an unspecified amount for the purported class for the alleged inflated amount of the stock price during the class period. The Defendants filed a motion on May 25, 2001, asking the court to dismiss the complaint, with prejudice, after which the Plaintiffs filed a memorandum of law in opposition to Defendant's dismissal motion on July 2, 2001. The Defendant's dismissal motion is pending with the court and we are unable to predict how long the court will take to rule on the motion. The Defendants believe the claims are without merit and intend to vigorously defend them, although they cannot predict the outcome. Paradyne has engaged the law firm of Holland and Knight, LLP as its legal counsel in this litigation. As of December 31, 2001, no ruling has been made by the court.

     A second stockholder purported class action suit was filed in December 2001 in the federal court in the Southern District of New York against us, some of our executive officers and the chairman of our board, and the underwriters of our initial public offering (collectively, the "IPO Defendants"). One of our directors, Keith B. Geeslin, is employed by an affiliate of the successor to DLJ Capitol Corporation, one of the underwriters of our initial public offering. That action alleges that defendants, during the period from July 15, 1999 through December 6, 2000, violated federal securities laws by allocating shares of our initial public offering to favored customers in exchange for their promise to purchase shares in the secondary market at escalating prices. The IPO Defendants believe the claims are without merit and intend to vigorously defend them, although they cannot predict the outcome.

     Other than the legal proceedings described above, in the normal course of business, we are subject to proceedings, lawsuits and other claims. While these matters could affect the operating results of any one quarter when resolved in future periods, it is management's opinion that after final disposition, any monetary liability or financial impact to Paradyne beyond that provided in the consolidated balance sheet at December 31, 2001, would not be material to our annual consolidated financial statements.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     During the fourth quarter ended December 31, 2001, no matters were submitted to a vote of our stockholders.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.

MARKET INFORMATION AND HOLDERS OF RECORD

     Our common stock is publicly traded on the Nasdaq National Market (NASDAQ) under the symbol "PDYN". We completed an initial public offering in July 1999 and a secondary offering in September 1999. Prior to July 16, 1999, there was no established public trading market for any of our securities.

     As of March 15, 2002, we had approximately 247 stockholders of record, excluding stockholders owning shares in street name. Because there may be many stockholders holding our common stock in street name, the actual number of stockholders may be significantly greater than stated above.

PRICE RANGE OF COMMON STOCK

     The following table represents the range of high and low sales prices for our publicly traded common stock, as reported on the Nasdaq National Market, for the periods indicated. The stock prices do not include retail mark-ups, mark-downs or commissions.

          2000                                               HIGH              LOW
          ----                                               ----              ----
          First Quarter                                  $  53.0000        $  25.5000
          Second Quarter                                    36.0625           17.2500
          Third Quarter                                     43.2500            5.1250
          Fourth Quarter                                     6.1250            1.5000

          2001

          First Quarter                                      3.6562            1.3750
          Second Quarter                                     2.4000            1.0000
          Third Quarter                                      3.0200            0.9700
          Fourth Quarter                                     4.2600
                                                                               1.1000

          2002

          First Quarter  (through March 15, 2002)            6.4900            2.9000

DIVIDENDS

     We have never declared or paid cash dividends. We intend to retain all future earnings for use in the operation and expansion of our business and, therefore, do not anticipate declaring or paying cash dividends in the foreseeable future. The payment of future cash dividends will be at the sole discretion of our board of directors and will depend upon our profitability, financial condition, cash requirements, future prospects and other factors deemed relevant by the board of directors. The payment of cash dividends is also limited by certain covenants in our line of credit facility with Foothill Capital Corporation. For a further discussion regarding restrictions on the ability to pay dividends you may refer to "Item 7. Management Discussion and Analysis of Financial Condition and Results of Operation - Liquidity and Capital Resources."

USE OF PROCEEDS FROM REGISTERED SECURITIES

     Our Registration Statement on Form S-1 (Registration No. 333-76385) became effective on July 15, 1999. In connection with our initial public offering, we received net proceeds of approximately $62,240,000 after deducting estimated underwriting discounts, commissions, and offering expenses. Through December 31, 2001, we had used approximately $52,500,000 of net proceeds to repay all the outstanding indebtedness from our previous revolving line of credit facility with the Bank of America, to pay for certain capital expenditures, for working capital, and to fund the acquisition of Control Resources Corporation in April 2000. We intend to use the remainder of the net proceeds for general corporate purposes, including working capital and capital expenditures. We continue to assess the specific uses and allocations for these remaining funds.

ITEM 6. SELECTED FINANCIAL DATA

     The following selected consolidated financial data as of December 31, 2000 and 2001 and for the years ended December 31, 1999, 2000 and 2001 is derived from Paradyne's consolidated financial statements which are included elsewhere in this Form 10-K. You should read the selected financial data in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 8. Financial Statements and Supplementary Data." The selected consolidated financial data for the years ended December 31, 1997 and 1998 is derived from audited consolidated financial statements which are not included in this Form 10-K.

SELECTED CONSOLIDATED FINANCIAL DATA

                                                                                    Years ended
                                                                                    December 31,
                                                          1997            1998           1999            2000          2001
                                                        ---------      ---------      ---------      ---------      ---------
                                                                         (In thousands, except per share data)
CONSOLIDATED STATEMENTS OF OPERATIONS DATA:
Revenues:
     Sales                                              $ 178,212      $ 195,580      $ 220,723      $ 243,715      $ 142,008
     Service                                                3,040          2,256          2,617          3,674          4,425
     Royalties                                                413          1,392          3,118            293            272
                                                        ---------      ---------      ---------      ---------      ---------
          Total revenues                                  181,665        199,228        226,458        247,682        146,705
                                                        ---------      ---------      ---------      ---------      ---------
Cost of sales:
     Equipment                                             90,696        108,348        124,674        181,487         96,676
     Service                                                1,154            620            823          1,295          1,791
                                                        ---------      ---------      ---------      ---------      ---------
          Total cost of sales                              91,850        108,968        125,497        182,782         98,467
                                                        ---------      ---------      ---------      ---------      ---------

Gross margin                                               89,815         90,260        100,961         64,900         48,238

Operating Expenses:
     Research & development                                37,339         35,132         36,470         40,392         25,128
     Selling, general & administrative                     66,278         55,969         55,938         59,184         37,307
     Amortization of deferred stock compensation
      and intangible assets                                     0              0          1,501          1,350            913
     Impairment of intangible assets                            0              0              0              0          5,761
     Restructuring charges                                  1,778            984              0          1,371          3,807
                                                        ---------      ---------      ---------      ---------      ---------
          Total operating expenses                        105,395         92,085         93,909        102,297         72,916
                                                        ---------      ---------      ---------      ---------      ---------

Operating income (loss)                                   (15,580)        (1,825)         7,052        (37,397)       (24,678)

Other (income) expenses
     Interest                                               7,712          1,711           (405)        (2,439)          (743)
     Lucent settlement gain                               (51,183)             0              0              0              0
     Other, net                                            (1,753)         1,191         (3,911)           (52)          (321)
                                                        ---------      ---------      ---------      ---------      ---------

Net income (loss) before provision for                     29,644         (4,727)        11,368        (34,906)       (23,614)
     income tax

Provision (benefit) for income tax                          8,302         (1,082)         3,479           (619)             0
                                                        ---------      ---------      ---------      ---------      ---------

Net income (loss)                                       $  21,342      $  (3,645)     $   7,889      $ (34,287)     $ (23,614)
                                                        =========      =========      =========      =========      =========

(Loss) earnings per common share:
     Basic                                                   0.84          (0.14)          0.28          (1.08)         (0.72)
     Diluted                                                 0.81          (0.14)          0.26          (1.08)         (0.72)

Shares used in computing (loss) earnings per share:
     Basic                                                 25,552         25,623         28,435         31,768         32,879
     Diluted                                               26,291         25,623         30,112         31,768         32,879

Comprehensive income                                    $  21,930      $  (4,304)     $   8,400      $ (34,295)     $ (23,653)

CONSOLIDATED BALANCE SHEET DATA:
Cash and cash equivalents                               $   3,240      $   2,356      $  62,885      $  19,821      $  37,866
Working capital                                             9,606          8,382         86,351         54,845         47,868
Total assets                                               83,200         75,063        130,485        117,280         86,079
Long-term debt                                                402            353            256            684            444
Total debt                                                 18,184         16,836            690          1,322            928
Total stockholders' equity                                 31,402         27,339        105,684         82,659         61,197

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis contains forward-looking statements about our plans and expectations of what may happen in the future. Forward-looking statements involve uncertainties and risk and our actual results could differ materially from the results anticipated by our forward-looking statements as a result of many known and unknown factors, including but not limited to those discussed below in "Risk Factors Which May Impact Future Operating Results" and elsewhere in this report. See also "Special Cautionary Notice Regarding Forward-Looking Statements" at the beginning of "Item 1. Business."

     You should read the following discussion and analysis in conjunction with "Item 6. Selected Financial Data" and "Item 8. Financial Statements and Supplementary Data."

OVERVIEW

     We are a leading developer, manufacturer and distributor of broadband and narrowband network access products for network service providers, or NSPs, and business customers. We offer solutions that enable business class, service level managed, high-speed connectivity over the existing telephone network infrastructure and provide for cost-effective access speeds of up to 45 Mbps. Our equipment has been sold to over 50% of the Fortune 500(R) companies. We estimate that sales to NSPs represented approximately 73% of our total revenues in 2001.

     Through 1997, our revenues were derived principally from the sale and service of narrowband network access products and, to a much lesser extent, technology licensing. Our broadband products, including our Hotwire and FrameSaver products, which were introduced in 1997, comprised approximately 70% of our total revenues in 1999, approximately 76% in 2000 and approximately 81% in 2001. Additionally, we expect broadband products to represent an increasing portion of future revenues. Royalty revenues consist principally of licensing of technology, and service revenues are derived from repair of out-of-warranty products. We do not expect that either royalty or service revenues will constitute a substantial portion of our revenues in future periods.

     In July 1999, we completed an initial public offering of 4,000,000 shares of our common stock at an initial public offering price of $17.00 per share. We received net proceeds of approximately $61.2 million after deducting estimated underwriting discounts and commissions and other offering expenses. In September 1999, we and certain of our stockholders sold 20,000 and 5,000,000 shares of common stock, respectively, in a secondary offering.

     We market and sell our products worldwide to NSPs and business customers through a multi-tier distribution system that includes direct sales, strategic partner sales, NSP sales and traditional distributor or value added reseller sales. Direct sales and services performed for Lucent and Avaya in 2001 accounted for approximately 15% of our total revenues, down from 20% in the prior year. This decrease mostly results from lower Lucent equipment sales of some of our older products in 2001. In 2001, Broadband Technologies Corporation, or BBT, located in Japan, became a major customer. Direct sales to BBT accounted for approximately 21% of our total revenues in 2001. A loss or a significant reduction or delay in sales to any of our major customers could materially and adversely affect our business, financial condition and results of operations.

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

     Sales to customers outside of the United States accounted for approximately 18%, 23% and 47% of revenues in 1999, 2000 and 2001, respectively. This increase in 2001 was primarily due to the increase in sales of our broadband products to a major customer in Japan. In 2001, approximately 95% of our sales were denominated in U. S. dollars. While Paradyne is subject to fluctuations in foreign currency exchange rates with respect to income derived from international sales not denominated in U. S. dollars, the costs associated with a majority of these sales are in the same currency, which partially mitigates the effect of such fluctuations. Historically, currency exchange movements have not had a material effect on our business, financial condition or results of operations. If our non-U. S. operations expand, the effect of currency fluctuations may have a more significant impact on our revenues and costs. At December 31, 2001, we had no material monetary assets, liabilities or commitments denominated in currencies other than U. S. dollars. We do not hedge foreign currency transactions.

     We were not profitable in 2001 as our revenues decreased significantly, and we may continue to incur net losses in future periods. In addition to the customer concentration we have experienced, we also have lengthy development and sales cycles for our products, and there is often a significant delay between the time we incur expenses and the time we realize the related revenue. To the extent that future revenues do not increase significantly in the same periods in which operating expenses increase, our operating results will be adversely affected. Our quarterly and annual operating results have fluctuated in the past and are likely to fluctuate in the future due to a variety of factors, many of which are outside of our control.

Acquisition of Elastic Networks Inc.

     On March 5, 2002 we acquired 100% of the capital stock of Elastic Networks in exchange for 7,623,875 shares of our common stock. Using an average market value of $3.77 per share (using the average of the closing prices during the 7 trading days surrounding the December 27, 2001 announcement of the acquisition), the purchase price is approximately $28.7 million. Elastic Networks designs high-speed, broadband communications products that have the advantages of high-speed access for the in-building broadband market and can operate effectively over lower quality lines. Elastic was acquired for several reasons, including: it launches Paradyne into the in-building DSL market; Elastic Networks has a strong complimentary base of independent telephone companies as customers; Elastic Networks' EtherLoop product is an important technology to Paradyne; and Elastic Networks' cash and working capital will improve our balance sheet.

     Elastic Networks will be included in our first quarter 2002 results for the period March 6, through March 31, 2002. There are no contingent payments associated with this acquisition. We are in the process of assigning value to each major asset and liability acquired including intangible assets, but we have not yet completed the work. This information will be reported in our first quarter 2002 Form 10-Q.

RESULTS OF OPERATIONS

The following table summarizes Paradyne's operating results as a percentage of revenues for each of the periods shown:

                                                                           YEARS ENDED
                                                                           DECEMBER 31,
                                                     1997         1998         1999         2000         2001
                                                    ------       ------       ------       ------       ------
Revenues:
     Sales                                            98.1%        98.2%        97.5%      98.4 %         96.8%
     Service                                           1.7          1.1          1.2          1.5          3.0
     Royalties                                         0.2          0.7          1.3          0.1          0.2
                                                    ------       ------       ------       ------       ------
          Total revenues                             100.0        100.0        100.0        100.0        100.0
                                                    ------       ------       ------       ------       ------

Cost of sales:
     Equipment                                        49.8         54.3         55.1         73.3         65.9
     Service                                           0.7          0.3          0.3          0.5          1.2
                                                    ------       ------       ------       ------       ------
          Total cost of sales                         50.5         54.6         55.4         73.8         67.1
                                                    ------       ------       ------       ------       ------

Gross margin                                          49.5         45.4         44.6         26.2         32.9

Operating expenses:
     Research & development                           20.6         17.7         16.1         16.3         17.1
     Selling, general & administrative                36.5         28.1         24.7         23.9         25.5
     Amortiz of deferred stock compensation and
       intangible assets                               0.0          0.0          0.7          0.5          0.6
     Impairment of intangible assets                   0.0          0.0          0.0          0.0          3.9
     Restructuring charges                             1.0          0.5          0.0          0.6          2.6
                                                    ------       ------       ------       ------       ------
          Total operating expenses                    58.1         46.3         41.5         41.3         49.7
                                                    ------       ------       ------       ------       ------

Operating income (loss)                               (8.6)        (0.9)         3.1        (15.1)       (16.8)

Other (income) expenses
     Interest                                          4.3          0.9         (0.2)        (1.0)        (0.5)
     Lucent settlement gain                          (28.1)         0.0          0.0          0.0          0.0
     Other, net                                       (1.0)         0.6         (1.7)         0.0         (0.2)
                                                    ------       ------       ------       ------       ------

Net income (loss) before provision for                16.4         (2.4)         5.0        (14.1)       (16.1)
     income tax

Provision (benefit) for income tax                     4.6         (0.6)         1.5         (0.1)         0.0
                                                    ------       ------       ------       ------       ------

Net income (loss)                                     11.8%        (1.8)%        3.5%       (13.8)%      (16.1)%


YEAR ENDED DECEMBER 31, 2001 COMPARED TO YEAR ENDED DECEMBER 31, 2000

     Revenues. Total revenues decreased $101.0 million, or 40.8%, to $146.7 million for the year ended December 31, 2001 from $247.7 million for the same period in 2000. The decrease was primarily due to significant decreases in the volume of sales of our broadband access products as a result of the continued deterioration in the overall competitive local exchange carrier (CLEC) market. Additionally, most of our larger existing customers significantly decreased their purchases in 2001 from prior year levels primarily due to a slowdown in their businesses. Partially offsetting this decline in revenues, during the third and fourth quarter of 2001, we sold a significant amount of product to a new customer, BBT, in Japan. We expect BBT to continue as a significant customer through at least the first quarter of 2002. Equipment sales were 96.8% of total revenues for the year ended December 31, 2001 compared to 98.4% for the year ended December 31, 2000. The percentage decrease was mostly due to a combination of lower equipment revenues and an increase in service revenues in 2001 versus 2000.

     Gross Margin. Gross margin decreased $16.7 million or, 25.7%, to $48.2 million for the year ended December 31, 2001 from $64.9 million for the year ended December 31, 2000. The decrease in gross margin was primarily due to the reduction in volume of sales of our broadband access products which decreased as a result of reduced demand from our existing customers brought on by the continued deterioration in the CLEC market. Offsetting part of the gross margin decrease was a $24.0 million improvement to margin that resulted from a smaller provision for the write-down of inventory during 2001 compared with the prior year. The gross margin for the year ended December 31, 2000 included a large provision for excess inventory and loss on non-cancelable purchase commitments in the total amount of $34.9 million, whereas the gross margin for the twelve months ended December 31, 2001 included a $10.9 million provision for excess inventory. The net impact of the smaller provision for the write-down of inventory during 2001 compared to 2000 is a $24.0 million improvement to margin. Gross margin as a percentage of total revenues increased to 32.9% in 2001 from 26.2% in 2000, mostly due to the net impact of the above mentioned inventory provisions.

     Research and Development Expenses. Research and development expenses decreased $15.3 million, or 37.8%, to $25.1 million for the year ended December 31, 2001 from $40.4 million for the year ended December 31, 2000. This decrease resulted primarily from reductions in personnel-related costs, expenditures for engineering prototype supplies and professional fees for contracted labor. Most of the reduced expenditures were the result of our business restructuring in the first quarter of 2001 that included the termination of approximately 120 research and development employees and the closing of facilities in Redbank and Fairlawn, New Jersey. (See "Note 3 -Restructuring Charges" in the Notes to Consolidated Financial Statements included as part of this Form 10-K for further information). As a percentage of total revenues, research and development expense increased to 17.1% for the year ended December 31, 2001 from 16.3% for the year ended December 31, 2000 primarily due to the decreased revenues for the year.

     Selling, General and Administrative (SG&A) Expenses. SG&A expenses decreased by $21.9 million, or 37.0% to $37.3 million for the year ended December 31, 2001 from $59.2 million for the year ended December 31, 2000. These decreases mostly result from decreases in expenses related to personnel, travel, advertising and facilities. The decrease in advertising is mostly the result of joint advertising expenses with a major customer associated with the sales of new products in the prior year not repeated in 2001. The decrease in the other expenses was primarily the result of our first quarter business restructuring that included the termination of approximately 80 SG&A employees and the closing of facilities in Redbank and Fairlawn, New Jersey. (See "Note 3 - Restructuring Charges" in the Notes to Consolidated Financial Statements included as part of this Form 10-K for further information). SG&A as a percentage of total revenues increased to 25.4% for the year ended December 31, 2001 from 23.9% for the year ended December 31, 2000. This increase was primarily due to the decrease in total revenue during 2001.

     Impairment of Intangible Assets. Impairment of intangible assets included a $4.2 million charge that occurred in the second quarter of 2001 and a $1.6 million charge that occurred in the first three months of 2001 resulting in a total of $5.8 million for the year ended December 31, 2001. The $4.2 million charge resulted from the write-off of the unamortized balance of goodwill that was originally recorded as part of the Control Resources Corporation , or CRC, purchase in April 2000. Revenues from the sale of the products and technology acquired as part of the CRC acquisition were minimal in 2001. Because of uncertainty related to our ability to sell the products from the product line acquired from CRC, we determined that this intangible asset had no future economic value, and consequently, we were required to write-off the unamortized balance of the asset. The $1.6 million charge for impairment of intangible assets resulted from the write-off of the net book value of an "Acquired Workforce" intangible that was originally recorded in the second quarter of 2000 as part of the purchase of substantially all of the assets of CRC. As part of the restructuring that occurred in the first quarter of 2001, we announced that we were closing the Fairlawn, New Jersey facility and that substantially all of the employees at that facility would be terminated in 2001. Since the value of the in-place work force (who were terminated) was the basis of recording the acquired workforce intangible, we recorded an impairment charge for the remaining value of the asset.

     Amortization of Intangible Assets and Deferred Stock Compensation. The amortization of intangible assets and deferred stock compensation decreased by $.4 million, or 32.4%, to $.9 million for the year ended December 31, 2001 from $1.3 million for the year ended December 31, 2000. The amortization of intangible assets is attributable to goodwill and acquired work force that resulted from the purchase of substantially all of the assets of CRC in the second quarter of 2000 (see discussion above of "Impairment of Intangible Asset"). Since all ($5.8 million) intangible assets were written off in the first six months of 2001 as a result of the impairment of intangible assets, amortization of these intangible assets amounting to approximately $1.5 million on an annual basis will no longer be recorded. The amortization of deferred stock compensation was related to the granting of stock options to key employees at prices deemed to be below fair market value for financial reporting purposes.

     Restructuring Charges. During the first quarter of 2001 we incurred expenses of $3.8 million related to our plans to reduce expenses. This action was necessitated by the deterioration of the telecommunications equipment market, which has resulted in reduced demand for our equipment. These expenses included severance payments for the termination of approximately 220 employees in addition to costs incurred in conjunction with the consolidation of our facilities by closing two development centers located in New Jersey and one office building in Florida. No additional restructuring expenses were incurred during the second, third and fourth quarters of 2001.

     Interest and Other (Income) Expense, Net. Interest and other (income) expense, net, decreased by $1.4 million, or 57.3%, to $1.1 million of income for the year ended December 31, 2001 from $2.5 million of income for the year ended December 31, 2000. Interest and other (income) expense, net, was related to interest on notes payable and borrowings under lines of credit, interest on short term investments, gains and losses on equity investments and foreign exchange gains and losses. This decrease was primarily attributable to a reduction in interest income due to our significantly lower cash position during the first half of 2001, resulting in lower earnings on short-term investments and a reduction in the amount of income from the sale of patents, offset in part by a decrease in exchange losses and the recognition of commitment fee income net of expenses, received in connection with the termination of a credit facility with a customer.

     Provision (Benefit) For Income Taxes. Benefit for income taxes decreased by $.6 million to $0 for the year ended December 31, 2001, from $.6 million of benefit for the same period in 2000. Since we incurred a pretax loss for 2001, had a loss carryover from the prior year and did not generate pretax income as of the end of the year, no tax provision was required.

YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999

     Revenues. Total revenues increased $21.3 million, or 9.4%, to $247.7 million for the year ended December 31, 2000 from $226.4 million for the same period in 1999. The increase was primarily due to an increase in the volume of sales of our broadband access products to new and existing customers. Most of this increase occurred in the first six months of the year as a few of our new customers purchased significant amounts of broadband product during the first six months of 2000, but significantly decreased their purchases in the third and fourth quarters of 2000. Equipment sales were 98.4% of total revenues for the year ended December 31, 2000 compared to 97.5% for the year ended December 31, 1999. The percentage increase is mostly due to lower royalty income in 2000 versus 1999 as royalty revenues in 1999 included a one-time royalty fee from GlobespanVirata, Inc. related to termination of an existing agreement and a one-time license fee from a third party for intellectual property relating to narrowband technology.

     Gross Margin. Gross margin decreased $36.0 million, or 35.7%, to $64.9 million for the year ended December 31, 2000 from $100.9 million for the year ended December 31, 1999. The decrease was primarily the result of recording a provision for excess inventory and loss on non-cancelable purchase commitments in the total amount of $34.9 million because a few of our NSP customers significantly reduced the levels of Paradyne equipment that they planned to purchase because they had significantly changed their plans for rolling out DSL services. Additionally, earlier in 2000 we experienced a critical shortage of certain raw materials resulting in higher costs. Gross margin as a percentage of total revenues decreased to 26.2% in 2000 from 44.6% in 1999, mostly due to the above mentioned inventory provision.

     Research and Development Expenses. Research and development expenses increased $3.9 million, or 10.8%, to $40.4 million for the year ended December 31, 2000 from $36.5 million for the year ended December 31,1999. This increase was primarily due to the additional research and development personnel resulting from the April 14, 2000 acquisition of substantially all the assets of CRC from P-Com, Inc. The effects of this increase were partially offset by a decrease in professional fees related to engineering contractors. As a percentage of total revenues, research and development expense increased to 16.3% for the year ended December 31, 2000 from 16.1% for the year ended December 31, 1999 primarily due to the increased expenses associated with the purchase of CRC.

     Selling, General and Administrative (SG&A) Expenses. SG&A expenses increased by $3.3 million, or 5.8% to $59.2 million for the year ended December 31, 2000 from $55.9 million for the year ended December 31, 1999. These increases mostly resulted from increases in advertising expenses, increases in facilities and travel related expenses and increases in corporate administrative expenses, offset in part by decreases in consignments of equipment to customers and decreases in employee related expenses. SG&A as a percentage of total revenues decreased to 23.9% for the year ended December 31, 2000 from 24.7% for the year ended December 31, 1999. This decrease was primarily due to the increase in total revenue during the period.

     Amortization of Intangible Assets and Deferred Stock Compensation. The amortization of intangible assets and deferred stock compensation decreased by $200,000, or 10% to $1.3 million for the year ended December 31, 2000 from $1.5 million for the year ended December 31, 1999. The amortization of intangible assets was attributable to goodwill and acquired work force that resulted from the purchase of substantially all of the assets of CRC from P-Com in the second quarter of 2000. The amortization of deferred stock compensation was related to the granting of stock options to key employees at prices deemed to be below fair market value for financial reporting purposes. The decreases in amortization for the year ended December 31, 2000 resulted from a large decrease in the amortization of deferred stock compensation offset in part by an increase in amortization of intangible assets.

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

LIQUIDITY AND CAPITAL RESOURCES

      Our cash and cash equivalents increased $18.1 million to $37.9 million at December 31, 2001 from $19.8 million at December 31, 2000. Working capital decreased $7.0 million from $54.9 million at December 31, 2000 to $47.9 million at December 31,2001. The increase in cash and cash equivalents was primarily attributable to several factors including a $10.3 million reduction in inventory (which excludes a $10.9 million reserve for inventory write-off in the second quarter of 2001 because it is a non-cash item) and an $8.3 million reduction in accounts receivable.

     Cash provided by operations for the year ended December 31, 2001 totaled $18.6 million and was principally driven by the reduction in receivables of $9.2 million and inventory of $10.3 million due to better collections and improved inventory management. The decrease in accounts receivable reflected a Days Sales Outstanding, or DSO, of 25 in December 2001 versus 43 in December 2000. This low DSO was favorably impacted by the strong collections under the letter of credit arrangement with BBT, a Japanese service provider for our Hotwire (R) Reach DSL product. Although we incurred a net loss of $23.6 million in 2001, this loss did not result in a reduction in cash provided from operations because it was principally due to three large non-cash items, an inventory reserve of $10.9 million, depreciation and amortization of $8.0 million, and impairment of intangible assets of $5.8 million.

     Net cash used in investing activities for the year ended December 31, 2001 totaled $1.9 million. Of this total, $1.5 million was contingent consideration paid during the first quarter for the acquisition of substantially all the assets of CRC, a developer and manufacturer of broadband network access and SLM systems acquired in April 2000. Product sales generated by the CRC business in 2000 exceeded the 2000 target, which entitled the sellers to this contingent consideration. The remaining $.4 million was the result of $1.1 million in capital expenditures offset by $.7 million in proceeds from the sale of property, plant and equipment.

     Capital expenditures in support of operations totaled $1.1 million, $9.2 million, and $6.7 million for the years ended December 31, 2001, 2000, and 1999, respectively. Capital expenditures in 2001 were managed very closely to conserve cash in a very competitive marketplace. During the third and fourth quarters of 2001 when we needed additional capital to meet the sharply increased demand created by the BBT contract, we leased the additional manufacturing equipment for a six month period rather than buying additional equipment. The leased equipment was returned to the lessor at the end of the six-month period. Expenditures in 2000 included improvements to our manufacturing production line totaling $1.2 million, investments in test and production equipment associated with new product development totaling $4.0 million and investments in our information systems totaling $1.6 million. Net expenditures in 1999 related primarily to improvements to our manufacturing facility, investments in test and production equipment associated with new product development and to the support of operations.

     Net cash provided by financing activities for the year ended December 31, 2001 totaled $1.3 million. Exercises of stock options and purchases of stock through the Employee Stock Purchase Plan provided $1.8 million which was partially offset by $.5 million of financing activity associated with capital expenditures under capital leases. We estimate that cash as of March 31, 2002 cash will increase by approximately $10.0 million as a result of the acquisition of Elastic Networks.

     On July 16, 2001, we entered into an agreement (the "Credit Agreement") with Foothill Capital Corporation, a wholly-owned subsidiary of Wells Fargo & Company, to provide a secured revolving line of credit in the amount of $17.5 million with availability subject to a borrowing base formula. At our option, the interest rate will either be the prime rate published by Wells Fargo plus ..75% or the LIBOR (London Interbank Offered Rate) rate plus 2.75%. In no event will the borrowing rate be lower than 7%. The Credit Agreement contains financial covenants limiting the maximum amount of capital expenditures we can make and requiring it to meet minimum Earnings Before Interest, Taxes, Depreciation and Amortization, or EBITDA, targets. We are able to borrow up to a maximum of $17.5 million based on the amount of our accounts receivable and inventory. There are restrictions on the eligible amounts of both the accounts receivable and the inventory. In order to obtain this line of credit, we paid the lender a closing fee of $150,000, and will pay a monthly servicing fee of $4,000 (since reduced to $3,000), an unused line fee of .375% of the balance not borrowed under the line of credit each month, and we will be responsible for audit and appraisal fees. If we fail to pay amounts due under the loan when due and payable, or if we fail to perform specified terms of the Credit Agreement, we will be in default if we have previously borrowed under the Credit Agreement. In the event of default, we will no longer be able to borrow under the Credit Agreement and we would have to immediately repay any amounts owed the lender. We may cancel the loan Credit Agreement at any time but we would have to pay a cancellation premium starting at 3% of the maximum borrowing at the inception of the Credit Agreement, reducing as the Credit Agreement matures to 1% of the maximum borrowing during the last year of the Credit Agreement. No borrowings have been made under the Credit Agreement as of December 31, 2001. In March 2002, Foothill Capital and we agreed to amend the Credit Agreement to specifically waive two provisions of the Credit Agreement, to consent to our organization of a new subsidiary and consent to the activities of this new subsidiary, and to consent to our acquisition of Elastic Networks. We in turn waived the section of the Credit Agreement limiting the amount of attorney's fees in order to allow for the fees necessary to prepare this amendment.

     In September 2001, our Board of Directors authorized a stock repurchase program of up to $1.0 million worth of outstanding Paradyne common stock over a period of one year. In connection with the acquisition of Elastic Networks, which occurred on March 5, 2002, we decided not to reacquire any stock under the existing stock repurchase program.

     Direct sales to BBT accounted for approximately 21% of our total revenues in 2001. Our letter of credit arrangement with BBT has assisted us in effectively managing our cash flow by enabling quick collection of payment. Most of the financial benefit of the current contract with BBT will end at the end of the first quarter of 2002.

     We believe that our current cash position, together with cash flows from operations, our ability to monitor and control expenditures and our line of credit facility with Foothill Capital, will be sufficient to meet our working capital needs for at least the next twelve months.


CRITICAL ACCOUNTING POLICIES AND ESTIMATES

         Our critical accounting policies are those where we have made the most difficult, subjective or complex judgements in making estimates, where these estimates can significantly impact our financial results under different assumptions and conditions. Our critical accounting policies are:

     - Revenue Recognition/Allowance for Doubtful Accounts
     - Inventories
     - Legal Contingencies
     - Warranty Obligations

Revenue Recognition/Allowance for Doubtful Accounts

         Our revenue recognition policy follows SEC Staff Accounting Bulletin No. 100, Revenue Recognition in Financial Statements, which summarizes existing accounting literature, and requires that four criteria be met prior to recognizing revenue. These four criteria, which are the core of our accounting policy (see Note 2 "Revenue Recognition" in our Notes to Consolidated Financial Statements), are: (1) evidence of a sales arrangement exists; (2) delivery has occurred or services have been rendered; (3) our price to the buyer is fixed or determinable; and (4) collectibility is reasonably assured. It is the fourth criteria that requires us to make significant estimates.

         Paradyne estimates amounts potentially owing to customers for incentive offerings, special pricing agreements, price protection, promotions, volume incentives, and in very limited cases to resellers for stock rotation. These estimates are taken as reductions to revenue pending completion of the various programs. In periods of slower sales growth some of these incentives may be increased which will also decrease the amount of revenues recorded by Paradyne. Additionally, Paradyne reduces revenue for estimated bad debts due to the customer's inability to pay or for estimated customer billing adjustments based on past experience. We use our best judgement to estimate these reductions to revenue in the period they occur based on facts available at the balance sheet date.

Inventories

         Because of the long lead times to obtain raw materials in our industry we must maintain sufficient quantities of inventory of our many products to meet expected demand. If actual demand is much lower than forecasted we may not be able to dispose of our inventory at or above its cost. We write down our inventory for estimated excess and obsolete amounts to the lower of cost or market. With the significant decline in customer demand, for example, we significantly wrote down our inventory in both 2000 and 2001. If future demand is lower than currently estimated, additional write-downs may be required.

Legal Contingencies

         We currently have several legal proceedings in process including the securities actions discussed in Item 3 - Legal Proceedings of this Form 10-K. Although we have established a liability in an amount estimating the reasonably probable future liability of these claims we can not be sure about the outcome of these cases. If the outcome of one or more of these cases is adverse to us, it could have a materially adverse impact on our business, financial condition and results of operations.

Warranty Obligations

         We generally provide a 12-month warranty to customers for product sold. We also have some outstanding warranty obligations for prior year sales of products with 24 and 60-month warranties. Although we have recorded a warranty liability that we estimate is adequate based on historical experienced, it is possible that we could experience higher than expected warranty claims which would subject us to increased costs. In some cases these claims could be due to defective raw materials purchased from our vendors. If our vendor is unable to reimburse us for the cost of repairing or replacing the defective product, we would have to bear this cost to the customer.

RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARDS

     In June 2000, the Financial Accounting Standards Board issued Statement No. 138, "Accounting for Certain Hedging Activities", which amended Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." Statement No. 138 must be adopted concurrently with the adoption of Statement No. 133. We adopted these new statements effective January 1, 2001. These Statements required us to recognize all derivatives on the balance sheet at fair value.
The adoption of these statements did not have an effect on our results of operations or financial position, as we do not have any derivative instruments as defined in the statements or engage in hedging activities.

     On June 30, 2001, the Financial Accounting Standards Board finalized FAS 141, Business Combinations, and FAS 142, Goodwill and Other Intangible Assets. FAS 141 requires all business combinations initiated after June 30, 2001, to be accounted for using the purchase method of accounting. With the adoption of FAS 142 effective Jan. 1, 2002, goodwill is no longer subject to amortization. Rather, goodwill will be subject to at least an annual assessment for impairment by applying a fair-value-based test. Under the new rules, an acquired intangible asset should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged, regardless of the acquirer's intent to do so. These intangible assets will be required to be amortized over their useful lives. We have no goodwill and intangible assets recorded as of December 31, 2001. The adoption of FAS 141 and FAS 142 will be applicable to the acquisition of Elastic Networks (see Note 16 - "Subsequent Events" in the Notes to Consolidated Financial Statements included in this Form 10-K).

     In July 2001, the Financial Accounting Standards Board finalized FAS 143, Accounting for Asset Retirement Obligations, which requires the recognition of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the carrying amount of the related long-lived asset is correspondingly increased. Over time, the liability is accreted to its present value and the related capitalized charge is depreciated over the useful life of the asset. FAS 143 is effective for fiscal years beginning after June 15, 2002. We are currently reviewing the impact that FAS 143 will have on our results.

     In August 2001, the Financial Accounting Standards Board finalized FAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. FAS 144 addresses accounting and reporting for the impairment or disposal of long-lived assets, including the disposal of a segment of business. FAS 144 is effective for fiscal years beginning after December 15, 2001, with earlier application encouraged. We are currently reviewing the impact that FAS 144 will have on our results.

INFLATION

     Because of the relatively low levels of inflation experienced in 1999, 2000 and 2001, inflation did not have a significant effect on our results in such years.

RISK FACTORS WHICH MAY IMPACT FUTURE OPERATING RESULTS

     Investors should carefully consider the risks and uncertainties described below before investing in our common stock. The risks and uncertainties described below are not the only risks and uncertainties that could develop. Other risks and uncertainties that we have not predicted or evaluated could also affect us. If any of the following risks occur, our business, financial condition or results of operations could be materially harmed, and the trading price of our common stock could decline, resulting in the loss of all or part of an investor's investment in our common stock.

     All statements regarding future events, our future financial performance and operating results, and our business strategy and plans are forward-looking statements. These forward-looking statements are made pursuant to the "safe-harbor" provisions of the Private Securities Litigation Reform Act of 1995 and are based on management's current expectations and beliefs, as well as on assumptions made by, and information currently available to, management.

OUR SUCCESS WILL DEPEND ON THE ACCEPTANCE OF NEW TELECOMMUNICATIONS SERVICES BASED ON DSL TECHNOLOGY.

     Our future success is substantially dependent upon whether digital subscriber line, or DSL, technology continues to gain widespread market acceptance by network service providers, or NSPs, and end users of their services. If DSL technology fails to continue growing in widespread acceptance, our revenues and results of operations will be adversely affected. We currently focus our business investment almost exclusively on the broadband access market. We have invested substantial resources in the development of DSL technology, and many of our products are based on DSL technology. Many NSPs continue to evaluate DSL technology and other alternative high-speed data access technologies, but they may not continue to pursue the deployment of DSL technology. Even if NSPs adopt policies favoring full-scale deployment of DSL technology, they may not choose to purchase our DSL product offerings. In addition, we have limited ability to influence or control decisions made by NSPs. NSPs are continuously evaluating alternative high-speed data access technologies and may, at any time, adopt technologies other than the DSL technologies offered by us.


WE DEPEND ON THE SALE OF OUR PRODUCTS TO NSPS, WHO MAY REDUCE OR DISCONTINUE THEIR PURCHASE OF PRODUCTS OR SERVICES AT ANY TIME.

     We estimate that sales to NSPs accounted for approximately 75% of our equipment revenues in 2001. If our NSP customers are forced to defer or curtail their capital spending programs, we could lose, or experience delays or reductions in significant sales to such customers. Given the capital requirements, complex regulatory framework and other barriers to entry in the market, there are a limited number of NSPs. The United States market for many of the services provided by NSPs has only moderately emerged since the passage of the Telecommunications Act of 1996 and many NSPs are still building their infrastructure and rolling out their services. Many of these NSPs still need to develop, construct and expand their networks. The inability of our emerging NSP customers to complete development of their networks, attract or retain customers, respond to trends such as price reductions for their services or diminished demand for telecommunications services generally, could cause them to reduce their capital spending programs.

     A substantial portion of our broadband revenues is expected from several international markets, and our expectations are based on the deregulation of these markets. A delay in deregulation or execution of market entry by new competitive service providers could negatively impact revenues. In addition, recent concerns about profitability and the long term viability of competitive service providers in both the United States and international markets has resulted in a tightening of the capital markets which has reduced the ability of some of our NSP customers to build out their networks as originally planned. Additionally, Paradyne expects broadband revenue from Postal Telephone and Telegraph authorities (PTTs) in international markets to grow over the next few years. Sales to PTTs tend to require significant investments of time and personnel to successfully close. Excessive or unexpected delays in closure of these sales could negatively impact revenues.

     Generally, our NSP customers do not have an obligation to purchase additional products or services from us. Termination of purchase arrangements with these NSP customers or a significant reduction or delay in the amount of our products they order could materially and adversely affect our revenues and reduce its profitability. In addition, the telecommunications industry has recently experienced consolidation, which may cause us to lose NSP customers. The loss of one or more of our NSP customers could also materially and adversely affect our revenues and reduce our profitability.

OUR SUCCESS DEPENDS ON NSPS INCORPORATING OUR PRODUCTS INTO THEIR
INFRASTRUCTURE.

     We anticipate that a significant portion of our future revenues will be attributable to sales to NSPs of our DSL, SLM, or SLM, and other broadband products. Our future performance will therefore be substantially dependent on incorporation of our products by NSPs into their service offerings to subscribers. The failure of our products to become an accepted part of NSPs' service offerings or a slower than expected increase in the volume of sales by us of SLM products could materially and adversely affect our revenues. Our success in the NSP market will depend on numerous factors, many of which are outside our control. Some of these factors include:

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


RAPID TECHNOLOGICAL CHANGE COULD RENDER OUR PRODUCTS OBSOLETE.

     The telecommunications and data communications markets are characterized by rapid technological change. Our success will depend on our ability to adapt and to respond to technological changes. If we fail to keep pace with technological change, our product sales could suffer.

     Our existing products could become obsolete or unmarketable as a result of the emergence of new industry standards or customer demands. For example, our customers could determine that they no longer require SLM with network access products. Furthermore, our products could become obsolete or unmarketable as a result of any new technology or products which are superior to ours. We may be unable to compete effectively if we are unable to adapt to changes in industry standards, meet customer demands or develop new products or enhancements to existing products.

     Our products compete with numerous high-speed access technologies, including cable modems, satellite technology and other wireless technologies. These competing technologies may ultimately prove to be superior to our products. Our products may become uncompetitive or obsolete as a result of the development of competing technologies that are more reliable, faster and less expensive than our technology. For example, substantially all of our products are deployed in networks that use standard copper telephone wires. The physical properties of copper wire limit the speed and distance over which data can be transmitted. Service levels degrade as distance from the central switching station increases. Other competing technologies, such as wireless and cable, are not subject to such limitations.

WE MAY ENGAGE IN ACQUISITIONS, SUCH AS THE ACQUISITION OF ELASTIC NETWORKS, AND MAY BE UNABLE TO SUCCESSFULLY INTEGRATE, BOTH OPERATIONALLY AND COST EFFECTIVELY, ANY NEW OPERATIONS, TECHNOLOGIES, PRODUCTS OR PERSONNEL.

     As part of our ongoing corporate development activities, like the acquisition of Elastic Networks, we will, on a regular basis, engage in discussions with third parties concerning potential acquisitions of product lines, technologies and businesses. In the event that another acquisition does occur, because of the small size of our management team, we may be particularly susceptible to risks associated with the assimilation of operations, technologies, products and personnel and the diversion of management's attention from other business concerns. Moreover, we may not be able to identify other suitable acquisition candidates or other strategic opportunities, and even if we do identify them, we may not be able to successfully complete any transaction.

     Additionally, the cost to acquire technologies and businesses is substantial. In addition to the direct costs, there are significant indirect costs related to integration of personnel and technologies and potential product redesign. These costs may decrease operating income or increase operating losses if they are not offset by comparable increases in revenue.

IF WE FAIL TO PROTECT ELASTIC'S INTELLECTUAL PROPERTY FOLLOWING OUR ACQUISITION OF ELASTIC, OUR EXPECTED COMPETITIVE POSITION MAY SUFFER.

     The value of Elastic's business to us is based, in part, on Elastic's intellectual property. Elastic's business relies on a combination of copyright, trademark, patent and trade secret laws and contractual restrictions to establish and protect Elastic's technology and other intellectual property. We cannot be certain that Elastic has sufficiently prevented misappropriation of Elastic's technology and other intellectual property, or that Elastic's competitors did not independently develop technologies or other intellectual property that are substantially equivalent or superior to those developed, owned or licensed by Elastic. In addition, the laws of many countries do not protect intellectual property to the same extent as the laws of the United States. If Elastic's intellectual property rights were not or are not adequately protected, we may not realize a significant portion of the benefits we expect to receive upon acquiring Elastic.

WE MAY NOT BE ABLE TO FINANCE OUR GROWTH AND CAPITAL REQUIREMENTS.

     Substantial working capital is required in order to fund and continue to build our business. If we fail to do so, we will not be able to remain competitive or continue to meet the increasing demands for our products. We used the net proceeds of the initial public offering in July 1999 and our secondary offering in September 1999 for general corporate purposes, including working capital and capital expenditures. We also spent significant amounts of cash to fund operating losses and increased expenses and to respond to competitive pressures. We cannot be certain that the remaining proceeds from our offerings, together with our existing capital resources, our secured line of credit for up to $17.5 million with Foothill Capital Corporation and our ability to reduce expenditures, will enable us to continue to meet our capital requirements on an ongoing basis.

     Our capital requirements depend on several factors, including the rate of market acceptance of our products, the ability to expand our client base, the growth of our sales and marketing efforts and other factors. If capital requirements vary materially from those currently planned, we may require additional financing sooner than anticipated. We cannot be certain that additional financing will be available when needed or that such financing can be obtained on terms favorable to us. If adequate funds are not available or are not available on acceptable terms, we may be unable to develop or enhance our services, take advantage of future opportunities or respond to competitive pressures.

WE MAY NOT SUSTAIN REVENUE GROWTH OR BECOME PROFITABLE.

     We cannot be certain that we will achieve revenue growth or realize sufficient revenues to achieve profitability. Excluding a one-time gain in connection with a contract renegotiation with Lucent Technologies Inc. in 1997 and the related tax effect, we had an accumulated net deficit of approximately $87.2 million during the period from August 1, 1996 through December 31, 2001. Prior to 1999 we had not been profitable in any fiscal year of operations, except in 1997, when we were profitable as a result of the non-recurring gain in connection with the renegotiation of a contract with Lucent. In 1999, we had net income of $7.9 million. In 2000 we had a net loss of $34.3 million. For the year ended December 31, 2001, we had a net loss of $23.6 million. We anticipate that we will continue to incur significant product development and selling, general and administrative expenses and, as a result, we will need to generate higher revenues to achieve and sustain profitability on an annual basis.

WE ARE DEFENDING SEVERAL SECURITIES CLASS ACTION LAWSUITS AND IF WE ARE UNSUCCESSFUL, THIS MAY HAVE AN ADVERSE EFFECT ON OUR BUSINESS.

     We have several securities class action lawsuits pending, which we are vigorously defending. Due to the inherent uncertainties of the litigation process and the judicial system, we are unable to predict the outcome of such litigation. If the outcome of one or more such matters is adverse to us, it could have a materially adverse effect on our business, financial condition and results of operations.

     We are currently defending several securities class action lawsuits filed against us and some of our executive officers and the chairman of our board are defendants. The stockholder suits, filed in September 2000 in the federal court in the Middle District of Florida, have been consolidated into one action. That consolidated action alleges that the defendants, during the period September 28, 1999 through September 28, 2000, fraudulently or recklessly inflated the market price of our stock by erroneously reporting that we were performing well, that product demand was solid and that inventories were properly stated. Plaintiffs seek damages in an unspecified amount for the alleged inflated stock price during the class period. The Defendants filed a motion on May 25, 2001, asking the court to dismiss the complaint, with prejudice, after which the Plaintiffs filed a memorandum of law in opposition to Defendant's dismissal motion on July 2, 2001. The Defendant's dismissal motion is pending with the court and we are unable to predict how long the court will take to rule on the motion. As of December 31, 2001, no ruling has been made by the court.

     A second stockholder purported class action suit was filed in December 2001 in the federal court in the Southern District of New York against us, some of our executive officers and the chairman of our board, and the underwriters of our initial public offering. That action alleges that defendants, during the period from July 15, 1999 through December 6, 2000, violated federal securities laws by allocating shares of our initial public offering to favored customers in exchange for their promise to purchase shares in the secondary market at escalating prices. We believe the claims are without merit and intend to vigorously defend them, but the outcome cannot be predicted.

NUMEROUS FACTORS COULD CAUSE OUR RESULTS TO FLUCTUATE.

     Our quarterly and annual results of operations have fluctuated in the past and are likely to fluctuate significantly in the future due to a variety of factors, many of which are outside of our control. Fluctuations in our results could cause our stock price to decline substantially. Some of these factors that might affect our results of operations include:

     - Our ability to achieve cost reductions. As with all companies, we constantly strive to improve our margins through reductions in our cost of sales. Failure to reduce our costs could reduce our margins, which, in turn, could adversely affect our ability to operate profitably.

     - Preferential pricing arrangements. We have preferential pricing arrangements with some of our customers. In our effort to win new business we may negotiate preferential pricing arrangements in the future with other customers. While these arrangements are intended to provide greater revenue, they may have a negative impact on our margins. Furthermore, because our strategy relies on entering into these arrangements in the future, if we fail to do so, our results could be below expectations.

     - Our ability to attain and maintain production volumes and quality levels for our products. Many factors could affect our ability to maintain production volumes and quality levels. They include an inability to obtain raw materials or components, labor shortages, and the maintenance of adequate facilities for production. If we fail to maintain production volumes or quality levels, we may be unable to produce sufficient quantities of our products to meet demand, which would adversely affect our revenues.

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

     Due to these and other factors, including those discussed in this document, period-to-period comparisons should not be relied upon as indications of future performance. It is possible that in some future periods, our operating results and/or our growth rate will be below what public market analysts and investors expect.

OUR DEPENDENCE ON ONLY A FEW MAJOR CUSTOMERS FOR A SUBSTANTIAL PORTION OF OUR REVENUES EXPOSES US TO FINANCIAL RISKS.

     We depend on a small number of customers for a substantial portion of our revenues. As a result, a loss or a significant reduction or delay in sales to any of our major customers could materially and adversely affect our revenues. Direct sales and services performed for Lucent and Avaya accounted for approximately 20% of our total revenues in 2000 and approximately 15% for 2001. Direct sales to BB Technologies Corporation accounted for approximately 21% of our total revenues for 2001. Unless and until we diversify and expand our customer base, our future success will significantly depend upon certain factors which are not within our control, including:

     - the timing and size of future purchase orders, if any, from our larger customers;

     - the product requirements of our customers;

     - the financial and operational success of our customers; and

     - the success of our customers' services deployed using our products.

     Diversification and expansion of our customer base is particularly critical because of the highly competitive nature of our business. Our contracts are generally subject to annual renewal with the exception of our contracts with Lucent and several other customers, which have two to five year terms, and our customers generally do not have any obligation to purchase products solely from us.

     Under a supply agreement between Lucent and us, which expired in the first quarter of 2002, we were the exclusive supplier of Lucent's requirements for stand-alone network access products. As a result of the expiration of this supply agreement, we are no longer Lucent's exclusive supplier of stand-alone network access products for resale, with the exception of Acculink Access Controller products. We cannot be certain that a new agreement will be negotiated or of the amount of future purchases, if any, from Lucent. Avaya has signed a three-year reseller agreement with us, effective November 16, 2001 through November 16, 2004. In both cases, it is possible that our sales of these products could decline substantially.

WE COMPETE IN HIGHLY COMPETITIVE MARKETS AND COMPETITION COULD HARM OUR ABILITY TO SELL PRODUCTS AND SERVICES.

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

     Many of our current and potential competitors are larger than us and have significantly greater financial, sales and marketing, technical, manufacturing and other resources and more established channels of distribution. As a result, these competitors may be able to respond more rapidly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, promotion and sale of their products. Our competitors may enter our existing or future markets with solutions that may be less costly, provide higher performance or additional features or be introduced earlier than our solutions.

     Our markets are characterized by increasing consolidation both within the data communications sector and by companies combining or acquiring data communications products and technology for delivering voice-related services, as exemplified by the acquisitions of Ascend by Lucent, Diamond Lane Communications Corporation by Nokia Corp. and Xylan Corp. by Alcatel. We cannot be sure of the impact of any of these acquisitions on the competitive environment for our products. Increased competition and consolidation could result in price reductions and a decrease in our market share.

OUR SALES CYCLE IS TYPICALLY LONG AND UNPREDICTABLE.

     Our business is subject to lengthy sales cycles. As a result, we may not recognize revenues from the sale of our products for long periods of time. Delays in product testing or approval, or cancellations of orders by customers, especially our NSP customers, could materially and adversely affect our revenues. On average, our sales cycle ranges from six to nine months. Sales of our products require a substantial commitment of capital and time from our customers, many of whom have lengthy internal procedures for approving large capital expenditures and lengthy testing and decision making processes. Before our NSP customers purchase products from us, they must first make a decision to standardize their service on a particular product, which involves extensive testing. Our sales cycle may be slowed further, or affected by, budgetary constraints and purchasing requirements of our customers, all of which are beyond our control. Moreover, sales of our products often require significant training of both our customers and end users before the decision to purchase. As a result, we may expend significant resources pursuing potential sales opportunities that will not be completed.

OUR STOCK PRICE MAY BE VOLATILE.

     The trading price of our common stock could be subject to wide fluctuations in response to various factors, some of which are beyond our control, such as:

     - actual or anticipated variations in quarterly results of operations;

     - changes in intellectual property rights of us or our competitors;

     - announcements of technological innovations;

     - the introduction of new products or changes in product;

     - pricing by us or our competitors;

     - changes in financial estimates by securities analysts;

     - announcements of significant acquisitions, strategic partnerships, joint ventures or capital commitments by us or our competitors;

     - additions or departures of key personnel; and

     - generally adverse market conditions.

OUR ABILITY TO SUSTAIN OR GROW OUR BUSINESS MIGHT BE HARMED IF WE LOSE SALES OF ACCESS PRODUCTS TO LUCENT.

     We have a relationship with Zhone Technologies, Inc. through which we have exclusive distribution rights through April 2005 for Zhone's IMACS system, which we intend to market to Lucent and AT&T under the name Acculink Access Controller. We also entered into a supply and exclusivity agreement with Lucent, which expired during the first quarter of 2002, under which we were the exclusive supplier of Lucent's requirements for various access products, such as the Acculink Access Controller. As a result, we are no longer Lucent's exclusive supplier of stand-alone network access products for resale, with the exception of Acculink Access Controller products. Sales of Acculink Access Controller accounted for greater than 10% of our total revenues during both 1999 and 2000 and 8% for 2001. Our revenues would be adversely affected if Zhone fails to meet its obligations under the agreement or if Lucent or AT&T were to substantially reduce or discontinue their orders of the Acculink Access Controller.

OUR DEPENDENCE ON DEVELOPMENT RELATIONSHIPS COULD THREATEN OUR ABILITY TO SELL PRODUCTS.

     Our success is dependent upon our continued relationship with certain companies, including Lucent, GlobeSpan, NetScout Systems, Inc. and Alcatel. If any of these companies breaches or terminates its agreement or fails to perform its obligations under its agreement or if we fail to renegotiate a new agreement upon the expiration of any agreement, we might not be able to sustain or grow our business. In particular, if any of these companies, other current corporate partners or future corporate partners discontinue their support of products that we have developed in cooperation with them, fail to continue to develop product enhancements required to meet customer demand, fail to appropriately address performance issues related to products that we have developed in cooperation with them, face claims of infringement of third party intellectual property rights with respect to the technology included in products that we have developed in cooperation with them or fail to continue to support joint marketing programs, our ability to sell products that we have developed in cooperation with them would be hampered. Additionally, in the event that any of our significant relationships are terminated, we may not be able to replace them in a timely manner, if at all.

MANAGEMENT AND OUR SINGLE LARGEST STOCKHOLDER MAY LIMIT THE ABILITY OF OUR OTHER STOCKHOLDERS TO INFLUENCE THE OUTCOME OF DIRECTOR ELECTIONS AND OTHER STOCKHOLDER MATTERS.

     Our executive officers, directors and principal stockholders and their affiliates beneficially owned approximately 36% of our outstanding shares of common stock as of March 15, 2002. As a result, these stockholders, if acting together, will continue to exert substantial control over substantially all matters requiring approval by our stockholders.

     Entities associated with Texas Pacific Group beneficially owned approximately 27% of our outstanding shares of common stock as of March 15, 2002 and may be able to exercise substantial control over us, subject to the fiduciary duties of its representatives on the board of directors under Delaware law. The interests of Texas Pacific Group may not always coincide with the interests of other stockholders. Texas Pacific Group, through its representatives on the board of directors, could cause us to enter into transactions or agreements which we would not otherwise consider absent Texas Pacific Group's influence.

WE DEPEND ON SOLE AND SINGLE SOURCE SUPPLIERS, WHICH EXPOSES US TO POTENTIAL SUPPLY INTERRUPTION.

     We currently purchase a number of important parts, such as framers, semiconductors and embedded communications processors, from sole source vendors for which alternative sources are not currently available. Delays or interruptions in the supply of these components could result in delays or reductions in product shipments. The purchase of these components from outside suppliers on a sole source basis subjects us to risks, including the continued availability of supplies, price increases and potential quality assurance problems. We currently purchase key components for which there are currently no immediate substitutes available from approximately 42 vendors. All of these components are critical to the production of our products. While alternative suppliers may be available to us, we must first identify these suppliers and qualify them. We cannot be certain that any such suppliers will meet our required qualifications or that we will be able to identify alternative suppliers in a timely fashion, if at all. We may not be able to obtain sufficient quantities of these components on the same or substantially the same terms. Consolidations involving suppliers could further reduce the number of alternatives for us and affect the cost of such supplies. An increase in the cost of such supplies could make our products less competitive with products which do not incorporate such components. Lower margins or less competitive product pricing could materially and adversely affect our business, financial condition and results of operation.

IF WE ARE UNABLE TO ATTRACT AND RETAIN KEY PERSONNEL AND A SKILLED WORKFORCE, WE MAY NOT BE ABLE TO SUSTAIN OR GROW OUR BUSINESS.

     Our success depends to a significant degree upon the continued contributions of the principal members of our sales, engineering and management personnel, many of whom would be difficult to replace. The loss of such personnel could materially and adversely affect our business, financial condition and results of operations. Specifically, we believe that our future success is highly dependent on our senior management, and in particular on Sean
E. Belanger, our president and chief executive officer. Except for agreements with Messrs. Belanger, Patrick M. Murphy, our senior vice president, chief financial officer, treasurer and secretary, and Michael Ward, our new senior vice president of Worldwide Sales and Service, we do not have employment contracts with our senior executives. In any event, employment contracts would not prevent key personnel from terminating their employment with us.

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

WE RELY HEAVILY ON DISTRIBUTORS AND RESELLERS.

     We estimate that our sales made through distributors and resellers were over 40% of our revenues in 2000 and 52% of our revenues for 2001. We often rely on distributors and resellers to provide installation, training and customer support to the ultimate end users of our products. As a result, our success depends on the continued sales and customer support efforts of our network of distributors and resellers. Any reduction, delay or loss of orders from our significant distributors or resellers could materially and adversely affect our revenues.

OUR RELIANCE ON INTERNATIONAL SALES MAY MAKE US SUSCEPTIBLE TO GLOBAL ECONOMIC FACTORS, FOREIGN TAX LAW ISSUES AND CURRENCY FLUCTUATIONS.

     We currently have nine sales offices and subsidiaries in North America, Europe and Asia through which we market and sell our products. Sales to customers outside of the United States accounted for approximately 18% of revenues in 1999, 23% of revenues in 2000 and 43% of equipment sales revenues for 2001. This increase was primarily due to the increased sales in 2001 to BB Technologies Corporation in Japan. Our international operations subject us to risks which may cause our results of operations to fluctuate and to which we would not otherwise be exposed, such as:

     - impact of recessions in economies outside of the United States;

     - currency exchange rate fluctuations;

     - political and economic instability;

     - policy, legal, regulatory or other changes affecting the telecommunications and data communications markets;

     - uncertain intellectual property rights protection;

     - potential adverse tax consequences;

     - changes in tariffs; and

     - difficulties in accounts receivable collection.

BECAUSE OF OUR LONG PRODUCT DEVELOPMENT PROCESS, WE INCUR SUBSTANTIAL EXPENSES BEFORE WE EARN ASSOCIATED REVENUES.

     In order to remain competitive, we invest significant resources toward research and development of our current and potential products. Development costs and expenses are incurred before we generate any revenues from sales of products resulting from these efforts. Our current or future customer base may not purchase any products resulting from our current or future development efforts.

A FAILURE BY US TO PROTECT OUR TECHNOLOGY MAY ADVERSELY AFFECT OUR ABILITY TO COMPETE.

     Our success and ability to compete is substantially dependent upon our technology. A failure to protect our technology could result in competitors offering similar products, potentially resulting in a loss of competitive advantage and decreased revenues. We rely on a combination of patent, trademark, copyright and trade secret laws and non-disclosure agreements to protect such technology. Currently, we hold over 210 United States patents and have over 80 United States patent applications pending. However, we cannot be certain that patents will be issued with respect to any of its pending or future patent applications. In addition, we do not know whether any of our issued patents will be upheld as valid or that they will prevent the development of competitive products.

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

IF OUR PRODUCTS CONTAIN DEFECTS, WE MAY BE SUBJECT TO SIGNIFICANT LIABILITY CLAIMS FROM OUR CUSTOMERS AND THE END-USERS OF OUR PRODUCTS AND INCUR SIGNIFICANT UNEXPECTED EXPENSES AND LOST SALES.

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

CHANGES TO REGULATIONS AFFECTING THE TELECOMMUNICATIONS INDUSTRY COULD REDUCE DEMAND FOR OUR PRODUCTS.

     If our NSP customers are required to comply with new laws, new regulations or new interpretations of existing laws or regulations, or if they are required to comply with additional existing regulations due to changes in the nature of their services, those changes could materially and adversely affect the market for our products. A large percentage of our customers are NSPs whose voice services, and many of their other network services, must comply with the Communications Act of 1934, as amended by the Telecommunications Act of 1996 and regulations prescribed by the FCC. Furthermore, most of our NSP customers' voice services are subject to regulation by state public utilities commissions. Some of our NSP customers are subject to foreign government regulation. Many of these federal, state and foreign regulations continue to evolve due to ongoing judicial and administrative proceedings, particularly those federal regulations designed to define rights and obligations under the Telecommunications Act of 1996. From time to time, the FCC or regulatory bodies may propose legislation or adopt rules, regulations or polices that could affect our business, either beneficially or adversely, such as by increasing competition or affecting the cost of our operations.

OUR FAILURE TO COMPLY WITH REGULATIONS COULD AFFECT OUR PRODUCT OFFERINGS.

     We are subject to a significant number of communications regulations and standards, some of which are evolving as new technologies are deployed and due to ongoing judicial and administrative proceedings. New regulations or new interpretations of existing laws or regulations, or compliance with additional existing regulations due to changes in the nature of our products could result in significant additional cost to us. Moreover, failure of our products to comply, or delays in compliance, with the various existing and evolving industry regulations and standards could delay the introduction of our products. Our products may be required to comply with various regulations, including those promulgated by the FCC, state public utilities commissions and various foreign governments. Our products must comply with the Communications Act of 1934 and FCC regulations such as those governing devices that may emit radio frequency or be connected to the telephone network. In the United States, in addition to complying with FCC regulations, our products are required to meet certain safety requirements. For example, NSPs may require that our products that are located in their facilities be network equipment building standard certified before they purchase the products from us. Outside of the United States, our products are subject to the regulatory requirements of each country in which the products are manufactured or sold. These requirements vary widely, and we may be unable to obtain on a timely basis, if at all, necessary approvals for the manufacture, marketing and sale of our products.

     Enactment by federal, state or foreign governments of new laws or regulations, changes in the interpretation of existing laws or regulations or a reversal of the trend toward deregulation in the telecommunication industry could materially and adversely affect our customers, and thereby materially and adversely affect our business, financial condition and results of operations.

COMPLIANCE WITH EVOLVING INDUSTRY STANDARDS COULD ADVERSELY AFFECT OUR PRODUCT OFFERINGS.

     Many of our products must comply with equipment standards adopted by national and international standards bodies. If we are required, or deem it otherwise necessary or advisable, to comply with new standards or with additional existing standards due to changes in standards, we may have to modify our current or future products. The costs of any modification could materially and adversely affect our business, financial condition and results of operations. Compliance with these standards is important because it often enhances the marketability of our products. Many of those standards are influenced by industry committees that develop draft standards and technical reports. These industry committees often include us and our customers, as well as our competitors and their customers.

OUR ABILITY TO SUSTAIN OR GROW OUR BUSINESS MAY BE HARMED IF WE ARE UNABLE TO PROVIDE ADEQUATE CUSTOMER SUPPORT.

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

A FAILURE TO MANAGE OUR GROWTH COULD ADVERSELY AFFECT OUR BUSINESS.

     We have experienced expansions and contractions of our operations in the past. If we are unable to manage our growth effectively, our future profitability could be adversely affected. We may not have adequate resources to support our future operations.

OUR CORPORATE CHARTER AND BYLAWS MAY DISCOURAGE TAKE-OVER ATTEMPTS AND DEPRESS THE MARKET PRICE OF OUR STOCK.

     Provisions in our amended and restated certificate of incorporation, as amended, and amended and restated bylaws, as amended, may have the effect of delaying or preventing a change of control or changes in our management. These provisions include:

     - the right of the board of directors to elect a director to fill a vacancy created by the expansion of the board of directors;

     - the ability of the board of directors to alter our amended and restated bylaws without obtaining stockholder approval;

     - if not called by our board of directors or the chairman of our board of directors, the requirement that at least 50% of the outstanding shares of common stock are needed to call a special meeting of stockholders;

     - the division of the board of directors into three classes, with each class serving staggered three-year terms; and

     - the requirement that all actions by stockholders must be effected at a duly called meeting of the stockholders and may not be effected by a consent in writing.

These provisions could discourage take-over attempts and could adversely affect the market price of our common stock. In addition, these provisions may limit the ability of stockholders to remove our current management. In addition, our board of directors can issue up to 5,000,000 shares of preferred stock without the approval of the holders of common stock. Any preferred stock may have rights senior to the common stock. The issuance of preferred stock could adversely affect the voting power of holders of common stock and reduce the likelihood that such holders will receive dividend payments and payments upon liquidation. Such issuance could have the effect of decreasing the market price of the common stock. The issuance of preferred stock could also have the effect of delaying, deterring or preventing a change in control of us.

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

     We do not currently have any indebtedness other than capital lease obligations of approximately $0.8 million as of December 31, 2001. If we were to borrow from our revolving line of credit facility with Foothill Capital Corporation, we would be exposed to changes in interest rates. We are also exposed to changes in interest rates from investments in some held-to maturity securities. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Our consolidated financial statements for each of the fiscal years in the three-year period ended December 31, 2001, together with the report thereon of PricewaterhouseCoopers LLP dated February 1, 2002, except for the information in
Note 16 of "Notes to Consolidated Financial Statements in this Form 10-K, as to which the dates are March 5, 2002, and March 9, 2002", are included in this report commencing on page F-1 and are listed under Part IV, Item 14 in this report.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.


                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The following table sets forth certain information for the persons who are members of the board of directors or who are executive officers of our company.

NAME                          AGE                         POSITION
----                          ---                         --------
Sean E. Belanger               46      President and Chief Executive Officer; Director (term expires 2004)
Patrick M. Murphy              45      Senior Vice President, Chief Financial Officer, Treasurer and Secretary
Michael Ward                   40      Senior Vice President of World Wide Sales and Service
Thomas E. Epley                61      Chairman, Board of Directors (term expires 2003), Audit Committee member
David Bonderman                59      Director (term expires 2003)
Keith B. Geeslin               49      Director (term expires 2004); Audit and Compensation Committee member
William R. Stensrud            51      Director (term expires 2002); Audit and Compensation Committee member

     Sean E. Belanger has served as Chief Executive Officer and President since December 2000, when he also became a director. From April 2000 to December 2000 he served as Paradyne's President and Chief Operating Officer. From June 1997 to May 2000 he served as Senior Vice President of WorldWide Sales. From November 1996 to May 1997, he served as Vice President and General Manager of 3Com Corporation's Network Service Provider division. From September 1992 to November 1996, he was Vice President of Sales for Primary Access Corporation. Mr. Belanger holds a B.S. in business management from Virginia Polytechnic Institute and State University.

     Patrick M. Murphy has served as Senior Vice President, Chief Financial Officer and Treasurer since August 1996 and Secretary since August 2000. He also has served as a director and Chief Executive Officer of Paradyne Credit Corp. since July 2001, and Vice President, Chief Financial Officer, and Treasurer from August 1996 to July 2001. From August 1996 to July 1998 he served as Vice President, Treasurer and Chief Financial Officer of GlobeSpan, Inc., a broadband digital communications company. From January 1987 to August 1996, he served as Chief Financial Officer of Continental Broadcasting, Ltd., a television and radio broadcast company. Mr. Murphy holds a B.S./B.A. in finance from John Carroll University and is a certified public accountant.


      Michael S. Ward has served as Senior Vice President of Worldwide Sales and Service since January 17, 2002. From July 2000 to November 2001, Mr. Ward was President of Sales, North America for Corvis Corporation. From April 1995 to July 2000 Mr. Ward was a Sales Vice President at Ascend Communications (which was purchased by Lucent Technologies in July 1999) and Lucent Technologies. Mr. Ward holds a B.S. in electrical engineering from Virginia Tech and a M.S. in electrical management from the University of South Florida.


     Thomas E. Epley has served as the Chairman of the board of directors since August 1996. He also served as President from August 1996 to December 1996 and Chief Executive Officer from August 1996 to May 1997. From August 1996 to April 1997, Mr. Epley was Chief Executive Officer and President of GlobeSpan, Inc. He has served as a director of GlobeSpan from August 1996 to June 16, 2001 and was Chairman of the board of directors from August 1996 to March 1999. He has served as a director and President and Chief Executive Officer of Paradyne Credit Corp. from August 1996 to June 1999. From 1993 to 1996, he was a director of Carlton Communications. From 1991 to 1996, he served as Chairman and Chief Executive Officer of Technicolor, a provider of services and products to the entertainment industry. He is also a limited partner in Communication Partners, L.P. Mr. Epley holds a BS degree in mechanical engineering from the University of Cincinnati and an MBA from the Kellogg School of Northwestern University.

     David Bonderman has served as a director of Paradyne since June 1999. Mr. Bonderman has been a managing partner of Texas Pacific Group, a limited partner in Communication Partners, LP, since its formation in 1992. Prior to forming Texas Pacific Group, Mr. Bonderman had served as the Chief Operating Officer of the Robert M. Bass Group, Inc. since 1983. He is a director of several public and privately held companies including Continental Airlines, Inc., ProQuest Company (formerly Bell & Howell, Inc.), Ducati Motor Holding, S.P.A., Costar Group, Inc., Denbury Resources, Inc., Washington Mutual, Inc., Oxford Health Plans, Inc., Agenesys, Inc., J. Crew Group, Inc., Ryanair Holdings, plc., Punch Group Ltd., Korea First Bank, Evolution Global Managing Partners, LDC, ON Semiconductor Corporation, Seagate Technology, Inc. and Magellan Health Services, Inc. Mr. Bonderman holds a B.A. degree from the University of Washington and a JD from Harvard Law School.

     Keith B. Geeslin has served as a director of Paradyne since June 1999. Mr. Geeslin is a general partner of The Sprout Group, a venture capital firm, where he has been employed since July 1984. In addition, he is a general or limited partner in a series of investment funds associated with The Sprout Group, a division of DLJ Capital Corporation, which is a subsidiary of Credit Suisse First Boston (USA), Inc. The Sprout Group are direct and indirect equity owners in Communication Partners, L.P. Mr. Geeslin is also a director of Innoveda, Inc. and Synaptics and several privately held companies. Mr. Geeslin received a B.S. degree in electrical engineering from Stanford University, an M.A. degree in philosophy, politics and economics from Oxford University and a M.S. degree in engineering and economic systems from Stanford University.

     William R. Stensrud has served as a director of Paradyne since June 1996. Mr. Stensrud has been a general partner at the venture capital investment firm of Enterprise Partners since January 1997. From February 1997 to June 1997, he served as President and Chief Executive Officer of Rhythms NetCommunications, Inc., a network service provider. From January 1992 to July 1995, Mr. Stensrud served as President and Chief Executive Officer of Primary Access Corporation which was acquired by 3Com Corporation, and where Mr. Stensrud remained as an executive at Primary Access Corporation through March 1996. Mr. Stensrud is a director of several public and privately held companies, including iAsiaWorks, Inc., Packeteer, Inc., and Juniper Networks, Inc. Mr. Stensrud holds a B.S. in electrical engineering and computer science from the Massachusetts Institute of Technology.

     Andrew S. May, whose term was scheduled to expire at the 2002 annual meeting of stockholders, resigned as a director on March 6, 2002. On March 28, 2002, Peter F. Van Camp, whose term was scheduled to expire at the 2004 annual meeting of stockholders, resigned. Neither Mr. May or Mr. Van Camp resigned because of a disagreement with Paradyne's operations, policies or practices. In connection with these resignations, the Board of Directors of Paradyne has reduced the size of the Board of Directors to five members.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     The United States securities laws require our directors, executive officers and any persons who beneficially own more than 10% of our common stock to file with the SEC and the Nasdaq Stock Market initial reports of ownership and subsequent reports of changes in ownership. To our knowledge, based solely on a review of the copies of the reports furnished to us and written representations that no other reports were required, during fiscal 2001 all directors, executive officers and beneficial owners of more than 10% of our common stock made all required filings.

ITEM 11. EXECUTIVE COMPENSATION.

     The following table summarizes the compensation paid or accrued by us in each of the fiscal years ended December 31, 1999, 2000 and 2001 with regard to Sean E. Belanger, our President and Chief Executive Officer, Patrick M. Murphy and John Koehler executive officers as of December 31, 2001 whose annual compensation and bonus was $100,000 or more for 2001. We refer to these individuals as our "named executive officers" in this Form 10-K. In 2001, Paradyne only had three executive officers. This table does not include information for Michael Ward who began serving as an executive officer in January 2002. For further information, see "- Employment Agreements" below.

                           SUMMARY COMPENSATION TABLE

                                                                                      LONG-TERM
                                                                                    COMPENSATION
                                                                                       AWARDS
                                                 ANNUAL COMPENSATION (1)            ------------
                                        ----------------------------------------     SECURITIES
                                        FISCAL                                       UNDERLYING        ALL OTHER
NAME AND PRINCIPAL POSITION              YEAR         SALARY($)         BONUS($)      OPTIONS(#)     COMPENSATION($)
---------------------------             ------        ---------         --------    ------------     ---------------
Sean E. Belanger                         2001         301,473(2)         244,450         24,739          454(3)
President, Chief Executive Officer;      2000         219,402(2)          49,750      2,050,000          306(3)
Director                                 1999         200,838(2)          98,333         80,000          389(3)

Patrick M. Murphy                        2001         206,280(4)         174,360         16,926          281(5)
Senior Vice President, Chief Financial   2000         225,663(4)          23,333        740,000          211(5)
Officer, Treasurer and Secretary         1999         224,396(4)          70,000        110,000          383(5)

John Koehler                             2001         178,107             56,869        414,989          336(7)
Former Senior Vice President and
General Manager - DSL and World
Wide Service (6)

(1) In accordance with the rules of the SEC, the compensation described in this table does not include medical, group life insurance or other benefits which are available generally to all salaried employees of Paradyne and other perquisites and personal benefits received which do not exceed the lesser of $50,000 or 10% of any officer's salary and bonus disclosed in this table.
(2) Includes $0, $60,000 and $47,344 contributed to the Key Employee Stock Option Plan for the years 2001, 2000 and 1999 respectively.
(3)  Mr. Belanger received life insurance benefits during 2001, 2000 and 1999.
(4) Includes $0, $29,999 and $60,000 contributed to the Key Employee Stock Option Plan for the years 2001, 2000 and 1999 respectively.
(5)  Mr. Murphy received life insurance benefits during 2001, 2000 and 1999.
(6) Mr. Koehler was hired by Paradyne in January 2001 and resigned in January 2002.
(7)  Mr. Koehler received life insurance benefits during 2001.

OPTION GRANTS

The following table provides information with regard to stock option grants to the named executive officers pursuant to The Amended and Restated 1996 Equity Incentive Plan, or the 1996 Plan, and the 2000 Broad-Based Plan, or the Broad-Based Plan, during 2001. With certain exceptions, as noted in footnote "(2)" below, most options expire ten years from the date of grant and become exercisable at the rate of 25% on the first anniversary of the grant date and 6.25% every three months thereafter, for full vesting after four years.

                       OPTIONS GRANTS IN LAST FISCAL YEAR

                                         PERCENT OF                                  POTENTIAL REALIZABLE VALUE AT
                                           TOTAL                                        ASSUMED ANNUAL RATES OF
                            NUMBER OF      OPTIONS                                    STOCK PRICE APPRECIATION FOR
                            SECURITIES   GRANTED TO                                          OPTION TERM
                            UNDERLYING    EMPLOYEES   EXERCISE OR                    ---------------------------
                             OPTIONS      IN FISCAL    BASE PRICE   EXPIRATION
                            GRANTED(#)    YEAR (1)       ($/SH)        DATE            5% ($)           10% ($)
                            ----------   ----------   -----------   ----------       ---------       -----------
Sean E. Belanger               24,739(02)    0.73%        $2.00     06/04/2011        $ 21,289       $   53,951


Patrick M. Murphy              16,926(02)    0.50%         2.00     06/04/2011          31,116           78,855

John Koehler                  400,000       11.80%         1.81     01/02/2011         455,949        1,155,463

                               14,989(02)    0.44%         2.00     06/04/2011          18,853           47,777

(1) Options to purchase a total of 3,390,565 shares of common stock were granted to employees in 2001 under our 1996 Plan and Broad-Based Plan.

(2) Represents options granted to executive, based on amount of salary reduction incurred, which vest on a monthly basis over 36 months.

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

OPTION EXERCISES AND FISCAL YEAR-END OPTION VALUES

     The following table sets forth information regarding (1) the number of shares of common stock received upon exercise of options by the named executive officers during 2001, (2) the net value realized upon such exercise, (3) the number of unexercised options held at December 31, 2001 and (4) the aggregate dollar value of unexercised options held at December 31, 2001. The net value realized upon exercise is equal to the difference between the option exercise price and the fair market value of our common stock at the date of exercise or at fiscal year end. The closing sale price of our common stock on the Nasdaq National Market on December 31, 2001 was $3.90 per share.

               AGGREGATED OPTION EXERCISES IN THE LAST FISCAL YEAR
                        AND FISCAL YEAR-END OPTION VALUES

                                                        Number of Securities
                                                       Underlying Unexercised        Value of Unexercised In-
                          Shares                            Options at                 The-Money Options at
                         Acquired                       December 31, 2001 (#)          December 31, 2001 ($)
                            On           Value        -------------------------      -------------------------
                       Exercise (#)  Realized ($)     Exercisable/Unexercisable      Exercisable/Unexercisable
                       ------------  ------------     -------------------------      -------------------------
Sean E. Belanger              --         --             915,374 /   1,359,365        $1,198,248  /    $1,941,230
Patrick M. Murphy             --         --             378,655 /     513,271         411,060    /       709,042
John Koehler                  --         --               2,499 /     412,490          5,217     /       786,076

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

     As of March 15, 2002, 100,000 options to purchase common stock had been granted pursuant to the 1999 Non-Employee Director Stock Option Plan, of which options to acquire 50,000 shares were outstanding on such date.

     Since July 15, 1999, our non-employee directors have received $1,500 for participation in each meeting of the board of directors and $750 for participation in committee each meeting held on days other than those on which the board of directors are held. We paid a total of $24,000 in directors' fees in 2001.

     We do not compensate directors who are also our employees for their service as directors.

EMPLOYMENT AGREEMENTS

     Under employment agreements with Messrs. Belanger and Murphy, dated as of December 8, 2000, Mr. Belanger serves as President and Chief Executive Officer, and Mr. Murphy serves as Senior Vice President, Chief Financial Officer, Treasurer and Secretary. Each of the agreements has a term of one year with automatic daily extensions. Under the agreement, the officer is entitled to an annual base salary (currently $330,000 in the case of Mr. Belanger and $225,810 in the case of Mr. Murphy) and an annual performance bonus opportunity (currently $150,000 in the case of Mr. Belanger and $70,000 in the case of Mr. Murphy), and he is entitled to participate in all incentive, savings, retirement and welfare plans provided by Paradyne to its senior executive officers generally. Pursuant to his employment agreement, the executive was granted stock options to acquire shares of Paradyne common stock (1,200,000 shares in the case of Mr. Belanger and 430,000 shares in the case of Mr. Murphy) at an exercise price equal to the fair market value of the underlying shares on the date of grant. The options vest in equal monthly installments over a 36-month period, provided that, upon the earlier occurrence of a change in control, the options will vest immediately as to a portion of the shares (those that would have vested in the next 12 months with respect to Mr. Belanger, and one-half of the unvested options in the case of Mr. Murphy), and as to another portion of the shares if the officer's employment is terminated under certain conditions within one year after the change in control (those that would have vested in the 24 months after the change in control with respect to Mr. Belanger, and the remainder of the unvested shares with respect to Mr. Murphy). In addition, pursuant to the employment agreement, all of the officer's other options that were outstanding on December 8, 2000 were amended to provide that upon the officer's termination of employment due to his death, disability or retirement, or his termination without cause or voluntary resignation for any reason, such options will remain exercisable for 12 months. Either party to the employment agreements may terminate the agreement at any time for any reason. If we terminate the officer's employment without cause or if he resigns for good reason, he will receive (i) a prorated target annual bonus for the year of termination, (ii) a severance payment equal to one year's salary, and (iii) reimbursement for the cost of twelve months of continued health insurance coverage under COBRA. Each of the employment agreements provides for a limitation of severance and other benefits to the extent necessary to avoid the imposition of a golden parachute excise tax, but only if such limitation would result in a more favorable after-tax result for the officer. The employment agreements contain covenants against the disclosure of confidential information or the solicitation of Paradyne's customers or employees for a period of six months after the officer's termination of employment.

      We entered into an employment agreement with Michael S. Ward on January 17, 2002. Under the agreement, Mr. Ward is entitled to an annual base salary in the amount of $200,000 and an annual commission opportunity of $100,000 based on attainment of an annual quota. The commission rate will double for all amounts exceeding the annual quota. Mr. Ward will also be entitled to a quarterly bonus of $12,500 if he meets quarterly objectives. He is entitled to participate in all incentive, savings, retirement and welfare plans provided by Paradyne to its senior executive officers generally. Pursuant to his employment agreement, the executive was granted stock options to acquire 550,000 shares of Paradyne common stock, of which 400,000 shares were granted with a fair market value option price at the date of grant and the remaining 150,000 shares were granted at $1 per share. The options vest over a four year period with the first vesting of 25% of the total occurring one year from the date of grant. Thereafter, options vest on a quarterly basis. Upon the earlier occurrence of a change in control, however, the options will vest immediately as to a portion of the shares (those that would have vested in the next 12 months), and as to another portion of the shares if the officer's employment is terminated under certain conditions within one year after the change in control (those that would have vested in the 24 months after the change in control). Any options exercisable upon the officer's termination of employment due to his death, disability or retirement, or his termination without cause or voluntary resignation for any reason, will remain exercisable for 6 months. Either party to the employment agreements may terminate the agreement at any time for any reason. If we terminate the officer's employment without cause or if he resigns for good reason and within 90 days after the occurrence of the event giving rise to good reason he will receive (i) a severance payment equal to one year's salary, and (ii) reimbursement for the cost of twelve months of continued health insurance coverage under COBRA.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     From January 1, 2001 to September 30, 2001, the Compensation Committee consisted of David M. Stanton and William R. Stensrud. Since October 1, 2001 the Compensation Committee has consisted of Keith B. Geeslin and William R. Stensrud.

     In 2001, Mr. Stanton (who resigned as a director of Paradyne on September 30, 2001), served as a director of Globespan, Inc. and Paradyne Credit Corp., Mr. Geeslin served as director of Rhythms Net Connections and Globespan; and Mr. Stensrud served as a director of Rhythms NetConnections, Inc. For a description of transactions involving Communication Partners, L.P., Paradyne Credit Corp., Globespan and Rhythms NetConnections, see the "Item 13. Certain Relationships and Related Transactions" below.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth information as of March 15, 2002 regarding the beneficial ownership of our voting stock by each person known by us to own more than 5% of any class of our voting securities, each director, each named executive officer, and all current directors and executive officers as a group.

     Pursuant to Securities and Exchange Commission rules, the number of shares of common stock beneficially owned by a specified person or group includes shares of our common stock subject to options that are presently exercisable or exercisable within 60 days after March 15, 2002. Such shares are deemed to be outstanding for the purpose of computing the percentage of the class beneficially owned by such person or group, but are not deemed to be outstanding for the purpose of computing the percentage of the class beneficially owned by any other person or group.

     The persons named in the table gave us the stock ownership information about themselves. Except as explained in the footnotes below, the named persons have sole voting and investment power with regard to the shares shown as beneficially owned by them.

                                               AMOUNT AND NATURE OF BENEFICIAL OWNERSHIP
                                               -----------------------------------------
                                                      Total Common
                                                          Stock          Percent
                                                      Beneficially       of Class
                                                          Owned            Owned
                                                      ------------       --------
FIVE PERCENT STOCKHOLDERS:
Texas Pacific Group(1)                                 10,982,870          26.60%
     301 Commerce Street
Suite 3300
     Fort Worth, Texas 76102
Nortel Networks Inc.                                    3,291,199           7.97
     8200 Dixie Road, Suite 100
       Brampton, ON L6T 5, Canada

EXECUTIVE OFFICERS AND DIRECTORS:

     Sean E. Belanger(2)                                1,201,503           2.83
     Patrick M. Murphy(3)                                 503,025           1.20
     John A. Koehler(4)                                     9,434              *

     David Bonderman(5)                                10,992,870          26.62
     Thomas E. Epley(6)                                   677,598           1.64
     Keith B. Geeslin(7)                                1,632,733           3.95
     William R. Stensrud(8)                               358,935           0.87

All directors and executive officers
     As a group (7 persons)(9)                         15,366,664          35.72%

* Represents beneficial ownership of less that 1%.

(1) Includes 9,541,209 shares held by TPG Partners, L.P., 943,680 shares held by TPG Parallel I, L.P., 165,336 shares held by Communication GenPar, Inc., 212,034 shares held by TPG Genpar, L.P., 35,726 shares held by FOF Partners, L.P. and 84,885 shares held by TPG Equity Partners, L.P. The foregoing entities are affiliated with Texas Pacific Group.
(2) Includes 1,196,726 shares subject to options which are exercisable within 60 days of March 15, 2002.
(3) Includes 490,727 shares subject to options which are exercisable within 60 days of March 15, 2002.
(4) Mr. Koehler was no longer employed by Paradyne Networks, Inc. as of January 2002.
(5) Includes 10,000 shares subject to options under the 1999 Non-Employee Directors' Stock Option Plan and 10,982,870 shares beneficially owned by Texas Pacific Group. See footnote (1) for a description of Texas Pacific Group's beneficial ownership. Mr. Bonderman, through various investment partnerships and corporations, has a pecuniary interest in the shares held by Texas Pacific Group. However, Mr. Bonderman disclaims beneficial ownership of the shares beneficially owned by Texas Pacific Group, except to the extent of his pecuniary interest therein.
(6) Includes 20,000 shares subject to options under the 1999 Non-Employee Directors' Stock Option Plan, 524,925 shares held by the Thomas E. Epley Trust, 110,357 shares held by the Anderson Epley Family Trust, 11,158 shares held by the Epley Children's Trust FBO Thomas E. Epley, Jr. and 11,158 shares held by the Epley Children's Trust FBO Jacqueline E. Epley. Mr. Epley is the trustee of each of these trusts.
(7) Includes 21,781 shares held by Mr. Geeslin individually, 5,000 shares subject to options under the 1999 Non-Employee Directors' Stock Option Plan and 1,605,952 shares beneficially owned by The Sprout Group. The 1,605,962 shares beneficially owned by The Sprout Group include 75,936 shares held by DLJ Capital Corporation (on a proprietary basis), 52,288 shares held by DLJ Capital Corporation (for the benefit of an employee deferred compensation plan), 628,962 shares held by Sprout Capital VII, L.P., 514,193 shares held by Sprout Growth II, L.P., 7,306 shares held by Sprout CEO Fund, L.P., 261,459 shares held by DLJ First ESC, L.P., 63,738 shares held by Credit Suisse First Boston (USA), Inc. (f/k/a Donaldson, Lufkin & Jenrette Inc.), 1,417 shares held by DLJ Growth Associates II, Inc. and 653 shares held by DLJ Capital Associates VII, Inc. The foregoing entities are associated with The Sprout Group. Of the aggregate of 1,605,952 shares beneficially owned by these entities, 1,305,873 shares are subject to a voting trust agreement and are held and voted by an independent third party, Norwest Bank Indiana, N.A., as voting trustee. Mr. Geeslin occupies various positions of control of the entities associated with The Sprout Group. As such, he may be deemed to have voting and dispositive power over the shares beneficially owned by entities associated with The Sprout Group. However, Mr. Geeslin disclaims beneficial ownership of these shares except to the extent of his pecuniary interest therein.
(8) Includes 353,690 shares held by the Stensrud Family Trust, 245 shares held indirectly by Mr. Stensrud's son and 5,000 shares subject to options under the 1999 Non-Employee Directors' Stock Option Plan.
(9) Includes 1,727,453 shares subject to options with are exercisable within 60 days of March 15, 2002.

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

TRANSACTIONS WITH GLOBESPAN, INC.

     Cross-License Agreement. As part of the divestiture by Lucent, we entered into a cross-license agreement with GlobeSpan. Under this agreement, each party granted to the other party a non-exclusive, non-transferable, irrevocable, world-wide, royalty-free license to the patents Lucent assigned to the granting party in the divestiture, for use in the other party's products that existed as of the date of the divestiture, and subsequent modifications to those products. Each party also granted to the other party a non-exclusive, non-transferable, irrevocable, worldwide, royalty-free license to the granting party's other technical information and intellectual property existing at the time of the divestiture. These licenses give us the right to make, have made, use, sell and import our products within the scope of the license grants as well as the tools used to develop, manufacture, test or repair such products. We were also given the right to convey to any of our customers the right to use and resell such products. Each party also granted to the other party a non-exclusive, non-transferable, irrevocable, world wide, royalty-free license to use particular listed trademarks. All of these licenses have an indefinite duration, subject to the expiration of patent and copyright terms.

     Cooperative Development Agreement/Termination Agreement/Supply Agreement. Effective December 1998, GlobeSpan and we terminated a Cooperative Development Agreement pursuant to a termination agreement. In conjunction with the signing of the termination agreement we entered into a four-year supply agreement with GlobeSpan, which gives us preferential pricing and other terms in connection with the purchase of GlobeSpan products. Under the terms of this agreement, GlobeSpan is required to honor our orders for GlobeSpan products in quantities at least consistent with our past ordering practices and must afford us at least the same priority for its orders as GlobeSpan affords other similarly situated highly preferred customers. We were also granted immunity under GlobeSpan's intellectual property rights for all our customers that purchase our products that incorporate GlobeSpan products. GlobeSpan has been selling products to us pursuant to these terms since July 1998. In 2001, we purchased from GlobeSpan a total of $1.0 million of products under the supply agreement.

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

TRANSACTIONS WITH PARADYNE CREDIT CORP.

      As part of the divestiture by Lucent, we entered into an intercompany services agreement with Paradyne Credit Corp., our equipment leasing affiliate, under which we agreed to provide:

     - general management consulting and services administration, including rental contract servicing administration and remarketing services;
     - administrative services, including risk management, financial and cash management, tax management and accounting services;
     - human resources, staffing and legal services; and
     - operational services, including facilities management, office communications, telecommunication systems, systems management and other services.

     In exchange for these services, Paradyne Credit Corp. pays us a monthly service fee to equal to the sum of: (i) all direct costs incurred by us to provide services to Paradyne Credit Corp., (ii) all indirect costs incurred by us to provide services to Paradyne Credit Corp. and (iii) a 5% mark up on all charges. Paradyne Credit Corp. may terminate this agreement upon 60 days notice and by us upon 180 days notice. Amounts charged for these services totaled approximately $621,000 for the year ended December 31, 2001.

TRANSACTIONS WITH NORTEL NETWORKS INC.

         As a result of our March 5, 2002 acquisition of Elastic Networks, Nortel Networks Inc. became a greater than 5% owner of our common stock. Elastic Networks has a Distribution Agreement with Nortel that will continue after the acquisition. Under this Distribution Agreement, Elastic Networks supplies Nortel's customers with access product. Although Elastic Networks paid an agency fee of 7.5% of sales to specified customers under the Distribution Agreement, this agency fee was terminated in connection with the acquisition. During 2001 Elastic Networks sold $13.6 million through Nortel. During 2001 Paradyne's total business transactions with Nortel were less than $60,000.

LIMITATIONS ON DIRECTORS' AND EXECUTIVE OFFICERS' LIABILITY AND INDEMNIFICATION

     Our bylaws and certificate of incorporation provide for indemnification and limitation of liability of our directors and executive officers. In addition, we have entered into indemnification agreements with Messrs. Belanger, Bonderman, Epley, Geeslin, Andrew May (who resigned as a director on March 6, 2002),Murphy, Stensrud, and Van Camp. Under the agreements, we agreed to reimburse and indemnify each individual for civil or criminal proceedings or governmental investigations relating to his actions as a director or officer, except if such conduct was committed in bad faith or was a breach of his duty of loyalty to us.

     On December 7, 2000, in connection with the class action lawsuits described under "Item 3: Legal Proceedings" of this report, we agreed, consistent with our bylaws, certificate of incorporation and the above-mentioned indemnity agreements, to reimburse Messrs. Epley, May and Murphy, each of whom is a defendant in the lawsuits. As of March 15, 2002, we have not made any payments to Messrs. Epley, May and Murphy.

OTHER DIRECTOR OR FIVE PERCENT STOCKHOLDER RELATIONSHIPS

     William Stensrud, a member of our board of directors, serves as director for Rhythms NetConnections, Inc. For the year ended December 31, 2001, we sold products totaling approximately $1.9 million to Rhythms NetConnections. We believe that our transactions with Rhythms NetConnections were completed at rates similar to those available to our other customers of similar size and nature.

     As of March 15, 2002, Texas Pacific Group beneficially owns 26.60% of our common stock and also beneficially owns convertible preferred stock representing ownership of 15.4% of Zhone Technologies, Inc., a company with whom we have a distribution agreement. This convertible preferred stock is convertible to common stock on a one-to-one exchange ratio at the earlier of an election to convert by the Texas Pacific Group or upon an initial public offering of Zhone. Pursuant to this distribution agreement, we purchase Zhone's IMACS system and have exclusive rights to distribute it under our private label as the Acculink Access Controller. For the year ended December 31, 2001 we made total payments to Zhone for purchases of IMACS of approximately $8.0 million. You may read a further description of our relationship with Zhone under "Item 1. Business - Sales, Marketing and Distribution" in this Form 10-K.

PROMISSORY NOTES FROM OFFICERS AND DIRECTOR

     In 1999, two of our executive officers and one former director - Sean Belanger, Patrick Murphy and Andrew May-issued to us promissory notes in connection with the purchase of shares of our common stock. The full recourse notes accrued interest at rates ranging from 4.72% to 5.15%. The principal balance of the notes and accrued interest was payable at the earlier of termination of employment or five years from the date of the note. The notes were secured by the shares of common stock acquired with the note, which shares were held in escrow by us. The shares purchased vest either on a quarterly basis or 25% vest on the first anniversary of the note with the remainder vesting in equal quarterly installments thereafter. All unvested shares purchased with the notes were subject to repurchase by us if these executive officers terminated their employment prior to becoming fully vested in the shares. During 2001 and the first quarter of 2002, Messrs. Sean Belanger and Patrick Murphy and Andrew May paid to us the outstanding balances of $199,800, $74,925, and $37,485 and $99,900, respectively, plus accrued interest. Therefore, all promissory notes with our executive officers and directors and the associated interest have been paid off as of March 15, 2002.

                                     PART IV

ITEM 14: EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

 (a) 1. Consolidated Financial Statements
        Report of Independent Certified Public Accountants                                           F-1
        Consolidated Balance Sheets as of December 31, 2000 and 2001                                 F-2
        Consolidated Statements of Operations for the years ended
        December 31, 1999, 2000 and 2001.                                                            F-3
        Consolidated Statements of Changes in Stockholders' Equity and
        Comprehensive Income (Loss) for the years ended December 31,
        1999, 2000 and 2001                                                                          F-4
        Consolidated Statements of Cash Flows for the years ended
        December 31, 1999, 2000 and 2001                                                             F-5
        Notes to Consolidated Financial Statements                                           F-6 to F-19

     2. Financial Statement Schedules
        Schedule II - Valuation and Qualifying Accounts                                              S-1

     3. Exhibits

     The following exhibits are either (i) filed with this report or (ii) have previously been filed with the Securities and Exchange Commission and are incorporated in this Item 14 by reference to those prior filings. Previously filed registration statements and reports which are incorporated by reference are identified in the column captioned "SEC Document Reference." We will furnish any exhibit upon request to Patrick M. Murphy, our Senior Vice President, Chief Financial Officer, Treasurer and Secretary , 8545 126th Avenue North, Largo, Florida 33773. We charge $.50 page to cover expenses of copying and mailing.

Exhibit
Number                               Description                                  SEC Document Reference
------                               -----------                                  ----------------------
   2.1       Asset Purchase Agreement dated as of April 5, 2000       Exhibit 2 from Paradyne's Form 8-K filed on May 1, 2000.
             among, Paradyne Networks, Inc.,("Paradyne"), Paradyne
             Corporation, P-com, Inc. and Control Resources
             Corporation.

   2.2       Agreement and Plan of Merger dated as of December 27,    Exhibit 2 from Paradyne's Form 8-K filed on
             2001 by and among Paradyne, Phoenix Merger Sub, Inc.     December 31, 2001.
             and Elastic Networks Inc.

   2.3       Amendment No. 1 to Agreement and Plan of Merger dated    Exhibit 2.1 from Paradyne's Form 8-K/A filed on
             January 4, 2002 by and among Paradyne, Phoenix Merger    January 8, 2002.
             Sub, Inc. and Elastic Networks Inc. Registrant, Phoenix
             Merger Sub, Inc. and Elastic Networks Inc.

   3.1* Amended and Restated Certificate of Incorporation, as amended.

   3.2       Amended and Restated Bylaws, as amended.                 Exhibit 4.2 from Paradyne's Registration Statement
                                                                      on Form S-4 (No. 333-76814).

   4.1       Reference is made to Exhibits 3.1 and 3.2.

   4.2       Specimen Stock Certificate.                              Exhibit 4.2 from Paradyne's Registration Statement
                                                                      on Form S-1 (No. 333-76385) or amendments thereto.

   10.1      Amended and Restated 1996 Equity Incentive Plan.         Exhibit 10.1 from Paradyne's Registration Statement
                                                                      on Form S-1 (No. 333-76385) or amendments thereto.

   10.2      Amendment to 1996 Equity Incentive Plan filed as         Exhibit 10.1 from Paradyne's Form 10-Q filed on
             Exhibit 10.1.                                            August 14, 2000.

   10.3      Paradyne Networks, Inc. 2000 Broad-Based Stock Plan.     Exhibit 10.1 from Paradyne's Form 10-Q filed on
                                                                      November 8, 2000.

   10.4      Form of Stock Option Agreement pursuant to the 1996      Exhibit 10.2 from Paradyne's Registration Statement
             Equity Incentive Plan.                                   on Form S-1 (No. 333-76385) or amendments thereto.

   10.5      Amendment to Form of Stock Option Agreement with Sean    Exhibit 10.5 from Paradyne's Form 10-K filed on
             E. Belanger and Patrick M. Murphy.                       April 2, 2001.


   10.6      Form of Stock Option Agreement under the Paradyne        Exhibit 99.2 from Paradyne's Registration Statement
             Networks, Inc. 2000 Broad-Based Stock Plan.              on Form S-8 filed on March 20, 2001.

   10.8      Form of Early Exercise Stock Purchase Agreement.         Exhibit 10.3 from Paradyne's Registration Statement
                                                                      on Form S-1 (No. 333-76385) or amendments thereto.

Exhibit
Number                               Description                                  SEC Document Reference
------                               -----------                                  ----------------------
   10.9      1999 Employee Stock Purchase Plan                        Exhibit 99.1 from Paradyne's Registration Statement
             and related offering documents.                          on Form S-8 filed on April 26, 2001.

   10.10     1999 Non-Employee Director's Stock Option Plan.          Exhibit 10.5 from Paradyne's Registration Statement
                                                                      on Form S-1 (No. 333-76385) or amendments thereto.

   10.11     Amended and Restated Subordinated Revolving Promissory   Exhibit 10.8 from Paradyne's Registration Statement
             Note between Paradyne and Paradyne Partners, L.P.,       on Form S-1 (No. 333-76385) or amendments thereto.
             dated October 16, 1998.

   10.12     Lease Agreement between Paradyne and Shav Associates,    Exhibit 10.9 from Paradyne's Registration Statement
             dated October 8, 1996.                                   on Form S-1 (No. 333-76385) or amendments thereto.

   10.13     Sublease Agreement between Paradyne and GlobeSpan        Exhibit 10.10 from Paradyne's Registration
             Semiconductor, Inc. dated December 10, 1997.             Statement on Form S-1 (No. 333-76385) or amendments
                                                                      thereto.

   10.14     Amendment to Sublease Agreement, dated January 1, 1999.  Exhibit 10.11 from Paradyne's Registration
                                                                      Statement on Form S-1 (No. 333-76385) or amendments
                                                                      thereto.

   10.15     Mutual Release and Surrender Agreement between Paradyne  Exhibit 10.17 from Paradyne's Form 10-K filed on
             and Shav Associates, dated March 20, 2001, to Lease      April 2, 2001.
             Agreement.

   10.16     Lease Agreement between Paradyne and Townsend Property   Exhibit 10.12 from Paradyne's Registration
             Trust Lease, dated June 27, 1997.                        Statement on Form S-1 (No. 333-76385) or amendments
                                                                      thereto.
   10.17     Amendment to Lease Agreement, dated April 5, 2000, to    Exhibit 10.19 from Paradyne's Form 10-K filed on
             Lease Agreement.                                          April 2, 2001.

   10.18     Employment Agreement between Paradyne and Andrew May,    Exhibit 10.14 from Paradyne's Registration
             dated December 3, 1996.                                  Statement on Form S-1 (No. 333-76385) or amendments
                                                                      thereto.

   10.19     Amendment to Employment Agreement between Paradyne and   Exhibit 10.22 from Paradyne's Form 10-K filed on
             Andrew May, dated December 8, 2000.                      April 2, 2001.


   10.20     Key Employee Agreement between Paradyne and Patrick      Exhibit 10.15 Paradyne's Registration Statement on
             Murphy, dated August 1, 1996.                            Form S-1 (No. 333-76385) or amendments thereto.

   10.21     Employment Agreement between Paradyne and Patrick        Exhibit 10.24 from Paradyne's Form 10-K filed on
             Murphy, dated December 8, 2000.                          April 2, 2001.

   10.22     Key Employee Agreement between Paradyne and Sean E.      Exhibit 10.1 from Paradyne's Form 10-Q filed on May
             Belanger, dated April 30, 2000.                          15, 2000.

   10.23     Employment Agreement between Paradyne and Sean E.        Exhibit 10.28 from Paradyne's Form 10-K filed on
             Belanger, dated December 8, 2000.                        April 2, 2001.

   10.24     Change in Control Agreement between Paradyne and Sean    Exhibit 10.17 from Paradyne's Registration
             E. Belanger.                                             Statement on Form S-1 (No. 333-76385) or amendments
                                                                      thereto.

   10.25     Promissory Note, dated March 29, 1999, Sean E.           Exhibit 10.19 from Paradyne's Registration
             Belanger.                                                Statement on Form S-1 (No. 333-76385) or amendments
                                                                      thereto.

   10.26     Loan and Security Agreement, dated July 16, 2001 by and  Exhibit 10.1 from Paradyne's Form 10-Q filed on
             among Paradyne, Paradyne Corporation and Foothill        August 14, 2001.
             Capital Corporation.

   10.27* Amendment Number One to Loan and Security Agreement dated March 14, 2002 by and among Paradyne, Paradyne
             Corporation and Foothill Capital Corporation, filed as Exhibit 10.26.

Exhibit
Number                               Description                                  SEC Document Reference
------                               -----------                                  ----------------------
   10.28     Promissory Note, dated March 31, 1999, Andrew S. May.    Exhibit 10.26 from Paradyne's Registration
                                                                      Statement on Form S-1 (No. 333-76385) or amendments
                                                                      thereto.

   10.29     Promissory Note, dated March 31, 1999, Patrick M.        Exhibit 10.27 from Paradyne's Registration
             Murphy.                                                  Statement on Form S-1 (No. 333-76385) or amendments
                                                                      thereto.

   10.30     Promissory Note, dated April 2, 1999, Patrick M.         Exhibit 10.28 from Paradyne's Registration
             Murphy.                                                  Statement on Form S-1 (No. 333-76385) or amendments
                                                                      thereto.

   10.31     Promissory Note, dated April 14, 2000, between Paradyne  Exhibit 10.2 from Paradyne's Form 10-Q filed on May
             Corporation and Control Resources Corporation.           15, 2000.

   10.32     Indemnification Agreement between Paradyne and William   Exhibit 10.29 from Paradyne's Registration
             Stensrud, dated November 6, 1996.                        Statement on Form S-1 (No. 333-76385) or amendments
                                                                      thereto.

   10.33+    Supply Agreement between Paradyne and Lucent             Exhibit 10.30 from Paradyne's Registration
             Technologies, Inc., dated July 31, 1996.                 Statement on Form S-1 (No. 333-76385) or amendments
                                                                      thereto.

   10.34+    Exclusivity and Amendment Agreement between Paradyne,    Exhibit 10.31 from Paradyne's Registration
             Lucent Technologies, Inc. and GlobeSpan Semiconductor,   Statement on Form S-1 (No. 333-76385) or amendments
             Inc., dated August 6, 1998.                              thereto.

   10.35+    Noncompetition Agreement between Paradyne,               Exhibit 10.32 from Paradyne's Registration
             Communication Partners, L.P., Lucent Technologies, Inc.  Statement on Form S-1 (No. 333-76385) or amendments and GlobeSpan Semiconductor, Inc., dated July 31, 1996.  thereto.

   10.36     Trademark and Patent Agreement between Paradyne, Lucent  Exhibit 10.33 from Paradyne's Registration
             Technologies, Inc. and GlobeSpan Semiconductor, Inc.     Statement on Form S-1 (No. 333-76385) or amendments
             dated July 31, 1996.                                     thereto.

   10.37     Tax Matters Agreement between Paradyne, Lucent           Exhibit 10.34 from Paradyne's Registration
             Technologies, Inc., and GlobeSpan Semiconductor, Inc.,   Statement on Form S-1 (No. 333-76385) or amendments
             dated July 31, 1996.                                     thereto.

   10.38     Intellectual Property Agreement between Paradyne,        Exhibit 10.35 from Paradyne's Registration
             Lucent Technologies. Inc. and GlobeSpan Semiconductor,   Statement on Form S-1 (No. 333-76385) or amendments
             Inc., dated July 31, 1996.                               thereto.

   10.39+    OEM Agreement between Paradyne and Xylan Corporation,    Exhibit 10.36 from Paradyne's Registration
             dated March 16, 1999.                                    Statement on Form S-1 (No. 333-76385) or amendments
                                                                      thereto.

   10.40+    Distribution Agreement between Paradyne and Tech Data    Exhibit 10.37 from Paradyne's Registration
             Corporation, dated September 21, 1993.                   Statement on Form S-1 (No. 333-76385) or amendments
                                                                      thereto.

   10.41+    OEM Agreement between Paradyne and Premisys              Exhibit 10.38 from Paradyne's Registration
             Communications, Inc., dated December 4, 1992.            Statement on Form S-1 (No. 333-76385) or amendments
                                                                      thereto.

   10.42     Network Management Partners Agreement between Paradyne   Exhibit 10.39 from Paradyne's Registration
             and Ascend Communications, Inc., dated November 3, 1998. Statement on Form S-1 (No. 333-76385) or amendments thereto.

   10.43+    Joint Development and Distribution Agreement between     Exhibit 10.40 from Paradyne's Registration
             Paradyne and AG Communication Systems Corporation,       Statement on Form S-1 (No. 333-76385) or amendments
             dated June 10, 1998.                                     thereto.

   10.44+    Marketing & License Agreement between Paradyne and       Exhibit 10.41 from Paradyne's Registration
             NetScout Systems, Inc., dated January 26, 1998.          Statement on Form S-1 (No. 333-76385) or amendments
                                                                      thereto.

Exhibit
Number                               Description                                  SEC Document Reference
------                               -----------                                  ----------------------
   10.45+     Amendment to Supply Agreement between Paradyne and       Exhibit 10.43 from the Paradyne's Registration
              Lucent Technologies, Inc., dated as of May 5, 1999.      Statement on Form S-1 (No. 333-76385) or amendments
                                                                       thereto and incorporated by reference.

   10.46      Form of Indemnification Agreement between Paradyne and   Exhibit 10.44 to Paradyne's Registration Statement on
              Messrs. Belanger, Bonderman, Epley, Geeslin, Murphy,     Form S-1 (No. 333-86965) or amendments thereto.
              Stensrud and Van Camp.

   10.48      Contribution Agreement dated as of May 12, 1999 by and   Exhibit 10.1 from Elastic Networks Inc's Registration
              between Elastic Networks Inc. and Nortel Networks Inc.   Statement on Form S-1 (No 333-40500) or amendments
                                                                       thereto.


   10.49      Amendment No. 1 to Contribution Agreement dated as of    Exhibit 99.7 from Elastic Networks Inc.'s Form 8-K
              December 27, 2001 by and between Elastic Networks Inc.   filed on December 31, 2001.
              and Nortel Networks Inc.


   10.50      Intellectual Property Transfer and License Agreement     Exhibit 10.3 from Elastic Networks Inc's Registration
              dated as of May 12, 1999 by and between Elastic          Statement on Form S-1 (No. 333-40500) or amendments
              Networks Inc. and Nortel Networks Inc.                   thereto.


   10.51      Amendment No. 1 to Intellectual Property Transfer and    Exhibit 99.8 from Elastic Networks Inc.'s Form 8-K
              License Agreement dated as of December 27, 2001 by and   filed on December 31, 2001.
              between Elastic Networks Inc. and Nortel Networks Inc.


   10.52      Patent Transfer and License Agreement dated as of May    Exhibit 10.2 from Elastic Networks Inc's Registration
              12, 1999 by and between Elastic Networks Inc. and        Statement on Form S-1 (No. 333-40500) or amendments
              Nortel Networks Inc.                                     thereto.


   10.53      Amendment No. 1 to Patent Transfer and License           Exhibit 99.9 from Elastic Networks Inc.'s Form 8-K
              Agreement dated as of December 27, 2001 by and between   filed on December 31, 2001.
              Elastic Networks Inc. and Nortel Networks Inc.


   10.54* Letter Agreement dated as of September 14, 2001 by and between Elastic Networks Inc. and Nortel Networks Inc.

   10.55      Modification of Letter Agreement dated as of December    Exhibit 99.10 from Elastic Networks Inc.'s Form 8-K
              27, 2001 by and between Elastic Networks Inc. and        filed on December 31, 2001.
              Nortel Networks, Inc.

   10.56      Elastic Voting Agreement dated as of December 27, 2001   Exhibit 99.2 from Paradyne's Form 8-K filed on
              by and among Paradyne, Nortel Networks Inc. and (with    December 31, 2001.
              respect to Sections 5 and 6 only) Elastic Networks Inc.

   10.57*     Employment Agreement between Paradyne and Michael S.
              Ward, dated January 17, 2002.

   21.1*      List of Subsidiaries of Paradyne Networks, Inc.

   23.1*      Consent of PricewaterhouseCoopers LLP, Independent
              Certified Public Accountants.

   24.1* Power of Attorney is included on the signature pages to this report

* Filed with this report.

+ Confidential treatment has been granted for certain portions which have been omitted in the copy of the exhibit filed with the Securities and Exchange Commission. The omitted information has been filed separately with the Securities and Exchange Commission pursuant to the application for confidential treatment.

(b)  Reports on Form 8-K

     We filed a Current Report on Form 8-K dated December 31, 2001 pursuant to
Item 5 (Other Events), announcing that we had entered into an agreement and plan of merger (the "Merger Agreement") by and among us, Phoenix Merger Sub, Inc. and Elastic Networks, pursuant to which, subject to the terms and conditions of the Merger Agreement, the parties agreed that we would acquire Elastic Networks through a merger of Elastic Networks with Phoenix Merger Sub, Inc. On January 8, 2002, we filed a Current Report on Form 8-K/A to reflect that on January 4, 2002, the parties entered into an amendment of the Merger Agreement (the "Amendment") to reflect that the anticipated amendment to Paradyne's certificate of incorporation (to increase the number of authorized shares of common stock) would require the approval by 66 2/3% of Paradyne's outstanding common stock. The Amendment further revised the obligation of Elastic Networks to notify its option holders of their exercise rights to a seven-day notice period from the date of the Merger Agreement. No financial statements were required to be filed as part of the Form 8-K or the amendment thereto.

     Subsequent to year-end, on January 16, 2002, we filed a Current Report on Form 8-K under Item 5 (Other Events) regarding "Risks Related to the Business of Paradyne Networks, Inc." No financial statements were required to be filed as part of this Form 8-K. On January 30, 2002, we filed a Current Report on Form 8-K, under Item 5 (Other Events) regarding the announcement of our 2001 fourth quarter and year-end results, certain forward-looking statements for the first quarter of 2002 and our new license agreement with Alcatel Semiconductor unit. No financial statements were required to be filed as part of this Form 8-K. On February 28, 2002, we filed a Current Report on Form 8-K under Item 5 (Other Events) regarding the public announcement of the "Closing Net Adjusted Working Capital Amount" used in calculating the merger consideration under the Merger Agreement. No financial statements were required to be filed as part of this Form 8-K. On March 19, 2002, we filed a Current Report on Form 8-K to reflect that on March 5, 2002 Paradyne, Merger Sub and Elastic Networks consummated the merger of Merger Sub with and into Elastic Networks pursuant to which Elastic Networks became a wholly-owned subsidiary of Paradyne. The financial statements required by this item will be filed by amendment not later than 60 days after the date of the initial report.

(c)  Exhibits

     See Item 14(a) above.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          PARADYNE NETWORKS, INC.
                                  By:     /s/ Sean E. Belanger
                                       -----------------------------------------
                                          Sean E. Belanger
                                          President and Chief Executive Officer

                                                         April 1, 2002
                                       -----------------------------------------
                                                             Date


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

              SIGNATURE                                     TITLE                                 DATE
              ---------                                     -----                                 ----
         /s/ Sean E. Belanger            President, Chief Executive Officer and Director         April 1, 2002
---------------------------------------- (Principal Executive Officer)                      -------------------------
           Sean E. Belanger                                                                           Date

         /s/ Patrick M. Murphy           Senior Vice President, Chief Financial                  March 29, 2002
---------------------------------------- Officer, Treasurer and Secretary                   -------------------------
           Patrick M. Murphy             (Principal Financial Officer and                             Date
                                          Principal Accounting Officer)


----------------------------------------
          /s/ Thomas E. Epley            Chairman of the Board                                   March 29, 2002
----------------------------------------                                                    -------------------------
            Thomas E. Epley                                                                           Date

----------------------------------------
          /s/ David Bonderman            Director                                                April 1, 2002
----------------------------------------                                                    -------------------------
            David Bonderman                                                                           Date

----------------------------------------
         /s/ Keith B. Geeslin            Director                                                March 29, 2002
----------------------------------------                                                    -------------------------
           Keith B. Geeslin                                                                           Date

----------------------------------------
        /s/ William R. Stensrud          Director                                                March 29, 2002
----------------------------------------                                                    -------------------------
          William R. Stensrud                                                                         Date


               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Paradyne Networks, Inc.

In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) on page 50 present fairly, in all material respects, the financial position of Paradyne Networks, Inc. and its subsidiaries (the "Company") at December 31, 2000 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(2) on page 50 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PRICEWATERHOUSECOOPERS LLP

Tampa, Florida
February 1, 2002, except for the information in Note 16 as to which the dates are March 5, 2002, and March 9, 2002.

PARADYNE NETWORKS, INC.
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Data)

                                                                                                 DECEMBER 31,
                                                                                       -------------------------------
                                                                                            2000                2001
ASSETS
Current assets:
  Cash and cash equivalents                                                                19,821               37,866
  Accounts receivable, less allowance for doubtful accounts of
    $3,919 and $2,950 respectively                                                         23,770               15,489
  Other receivable from affiliates                                                            268                  105
  Income tax receivable                                                                     4,000                   72
  Inventories                                                                              38,628               17,386
  Prepaid expenses and other current assets                                                 2,295                1,388
                                                                                       ----------           ----------
       Total current assets                                                                88,782               72,306

Property, plant and equipment, net                                                         20,299               13,135
Other assets                                                                                8,199                  638
                                                                                       ----------           ----------

       Total assets                                                                    $  117,280           $   86,079
                                                                                       ==========           ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                                         17,032               11,239
  Current portion of long-term debt                                                           638                  484
  Payroll and benefit related liabilities                                                   7,647                6,774
  Other current liabilities                                                                 8,620                5,941
                                                                                       ----------           ----------
       Total current liabilities                                                           33,937               24,438

Long-term debt                                                                                684                  444
                                                                                       ----------           ----------
       Total liabilities                                                                   34,621               24,882
                                                                                       ----------           ----------

Commitments and contingencies (See Note 13)

Stockholders' equity:
  Preferred stock, par value $0.001; 5,000,000 shares authorized,
     none issued or outstanding                                                                --                   --
  Common stock, par value $0.001; 60,000,000 shares authorized,
     32,556,127 and 33,266,780 shares issued and outstanding as
     of December 31, 2000 and 2001, respectively                                               33                   33
  Additional paid-in capital                                                              104,019              104,996
  Deferred stock compensation                                                              (1,185)                (337)
  Retained earnings                                                                       (19,759)             (43,373)
  Notes receivable for common stock                                                          (718)                (352)
  Cumulative translation adjustment                                                           269                  230
                                                                                       ----------           ----------
       Total stockholders' equity                                                          82,659               61,197
                                                                                       ----------           ----------

       Total liabilities and stockholders' equity                                      $  117,280           $   86,079
                                                                                       ==========           ==========

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

PARADYNE NETWORKS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands)

                                                                                            YEAR ENDED DECEMBER 31,
                                                                                 ---------------------------------------------
                                                                                    1999              2000              2001
                                                                                 ---------         ---------         ---------
Revenues:
     Sales                                                                       $ 220,723         $ 243,715         $ 142,008
     Service                                                                         2,617             3,674             4,425
     Royalties                                                                       3,118               293               272
                                                                                 ---------         ---------         ---------
          Total revenues                                                           226,458           247,682           146,705
                                                                                 ---------         ---------         ---------

Cost of sales:
     Equipment                                                                     124,674           181,487            96,676
     Service                                                                           823             1,295             1,791
                                                                                 ---------         ---------         ---------
          Total cost of sales                                                      125,497           182,782            98,467
                                                                                 ---------         ---------         ---------

Gross margin                                                                       100,961            64,900            48,238

Operating Expenses:
     Research & development                                                         36,470            40,392            25,128
     Selling, general & administrative expenses                                     55,938            59,184            37,307
     Amortization of deferred stock compensation
      and intangible assets                                                          1,501             1,350               913
     Impairment of intangible assets                                                     0                 0             5,761
     Restructuring charges                                                               0             1,371             3,807
                                                                                 ---------         ---------         ---------
          Total operating expenses                                                  93,909           102,297            72,916
                                                                                 ---------         ---------         ---------

Operating income (loss)                                                              7,052           (37,397)          (24,678)

Other (income) expenses
     Interest, net                                                                    (405)           (2,439)             (743)
     Other, net                                                                     (3,911)              (52)             (321)
                                                                                 ---------         ---------         ---------

Net income (loss) before provision for                                              11,368           (34,906)          (23,614)
     income taxes

Provision (benefit) for income taxes                                                 3,479              (619)                0
                                                                                 ---------         ---------         ---------

Net income (loss)                                                                $   7,889         $ (34,287)        $ (23,614)
                                                                                 ---------         ---------         ---------

Basic income (loss) per common share                                             $    0.28         ($   1.08)        ($   0.72)
                                                                                 ---------         ---------         ---------

Weighted average number of common shares outstanding                                28,435            31,768            32,879
                                                                                 ---------         ---------         ---------

Diluted income (loss) per common share                                           $    0.26         ($   1.08)        ($   0.72)
                                                                                 ---------         ---------         ---------

Weighted average number of common shares outstanding                                30,112            31,768            32,879

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

PARADYNE NETWORKS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME, (LOSS)
(In Thousands, Except Share Data Or As Otherwise Noted)

                                          COMPRE-                        ADDI-                                               TOTAL
                                          HENSIVE                       TIONAL   DEFERRED    RETAINED    NOTES               STOCK-
                                           INCOME      COMMON STOCK    PAID-IN     STOCK     EARNINGS  RECEIVABLE           HOLDERS'
                                           (LOSS)    SHARES    AMOUNT  CAPITAL COMPENSATION (DEFICIT)  FOR STOCK   OTHER    EQUITY
                                         --------   ----------   ---   -------------------- ---------  ----------  -----   --------
Balance, December 31, 1998               $ (4,304)  25,668,723   $26   $ 21,058              $  6,639   $  (150)   $(234)  $ 27,339

   Proceeds from exercise of stock
     options and related tax benefit                 1,146,780     1      8,056                                               8,057

   Deferred stock compensation                                            2,862    (2,862)                                       --
   Amortization of deferred stock
     compensation                                                                   1,497                                     1,497
   Net income                            $  7,889                                               7,889                         7,889
   IPO & Secondary Offering                          4,020,000     4     61,511                                              61,515
   Notes Receivable for stock                                                                            (1,124)             (1,124)
   Cumulative translation adjustment          511                                                                    511        511
                                         --------   ----------   ---   --------   -------    --------   -------    -----   --------

Balance, December 31, 1999               $  8,400   30,835,503   $31   $ 93,487   $(1,365)   $ 14,528   $(1,274)   $ 277   $105,684
                                         --------   ----------   ---   --------   -------    --------   -------    -----   --------

   Proceeds from exercise of stock
     options and related tax benefit                 1,720,624     2     10,314                                              10,316

   Deferred stock compensation                                              218      (218)                                       --
   Amortization of deferred stock
     compensation                                                                     398                                       398
   Net loss                              $(34,287)                                            (34,287)                      (34,287)
   Notes Receivable for stock                                                                               556                 556
   Cumulative translation adjustment           (8)                                                                    (8)        (8)
                                         --------   ----------   ---   --------   -------    --------   -------    -----   --------

Balance, December 31, 2000               $(34,295)  32,556,127   $33   $104,019   $(1,185)   $(19,759)  $  (718)   $ 269   $ 82,659
                                         --------   ----------   ---   --------   -------    --------   -------    -----   --------
   Proceeds from exercise of stock
    options and related tax benefit                    710,653    --      1,487                                               1,487

   Deferred stock compensation                                             (510)       --                                      (510)
   Amortization of deferred stock
     compensation                                                                     848                                       848
   Net loss                              $(23,614)                                            (23,614)                      (23,614)
   Notes Receivable for stock                                                                               366                 366
   Cumulative translation adjustment          (39)                                                                   (39)       (39)
                                         --------   ----------   ---   --------   -------    --------   -------    -----   --------

Balance, December 31, 2001               $(23,653)  33,266,780   $33   $104,996   $  (337)   $(43,373)  $  (352)   $ 230   $ 61,197
                                         --------   ----------   ---   --------   -------    --------   -------    -----   --------

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

PARADYNE NETWORKS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands, except share data or as otherwise noted)

                                                                                             YEARS ENDED DECEMBER 31,
                                                                                 -----------------------------------------------
                                                                                    1999               2000               2001
Cash flows provided by (used in) operating activities:
  Net income (loss)                                                              $   7,889         $  (34,287)        $  (23,614)
  Adjustments to reconcile net income (loss) to cash provided by (used in)
     operating activities:
   Loss on purchase commitment                                                          --             11,378                 --
   Reserve for inventory write-off                                                      --             23,553             10,905
   Loss on sale of assets                                                               33                 37                412
   Increase (decrease) in allowance for bad debts                                    1,014               (103)              (969)
   Depreciation and amortization                                                     7,575              8,633              8,039
   Deferred income taxes                                                              (597)              (617)                --
   Impairment of intangible assets                                                      --                 --              5,761
   (Increase) decrease in assets:
     Receivables                                                                      (616)             5,095              9,250
     Accounts receivable from affiliates                                               416                 37                163
     Income tax receivable                                                           2,220              1,236              3,928
     Inventories                                                                     3,745            (44,368)            10,337
     Prepaid expenses and other current assets                                      (1,393)            (1,254)               907
     Other long-term assets                                                            633               (789)             1,223
   Increase (decrease) in liabilities:
     Accounts payable                                                               (8,838)            (3,814)            (4,293)
     Payroll and related liabilities                                                 1,624             (1,861)              (873)
     Other current liabilities                                                         704              2,631             (2,679)
     Other long term liabilities                                                        --                 --                144
                                                                                 ---------         ----------         ----------
       Net cash provided by (used in) operating activities                          14,409            (34,493)            18,641
                                                                                 ---------         ----------         ----------

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
  Cash used to acquire net assets                                                       --             (7,596)            (1,500)
  Capital expenditures                                                              (6,720)            (9,218)            (1,121)
  Proceeds from sale of property, plant and equipment                                   26                  3                747
       Net cash used in investing activities                                        (6,694)           (16,811)            (1,874)
                                                                                 ---------         ----------         ----------

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
  Proceeds from stock  and stock options                                            68,450              7,647              1,855
  Borrowings under (repayment of) bank line of credit, net                         (16,082)               (17)                --
  Borrowings under other debt obligations                                              445              1,240                231
  Repayment of other debt obligations                                                 (510)              (622)              (769)
                                                                                 ---------         ----------         ----------
       Net cash provided by  financing activities                                   52,303              8,248              1,317
                                                                                 ---------         ----------         ----------

Effect of foreign exchange rate changes on cash                                        511                 (8)               (39)
                                                                                 ---------         ----------         ----------
Net increase (decrease) in cash and cash equivalents                                60,529            (43,064)            18,045
Cash and cash equivalents at beginning of year                                       2,356             62,885             19,821
                                                                                 ---------         ----------         ----------

Cash and cash equivalents at end of year                                         $  62,885         $   19,821         $   37,866
                                                                                 ---------         ----------         ----------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid (received), net, for:
    Interest                                                                     $     869         $   (2,461)        $     (753)
                                                                                 ---------         ----------         ----------
    Income taxes                                                                 $  (2,379)        $      (62)        $   (4,069)
                                                                                 ---------         ----------         ----------

Non-cash transactions:
   Contingent consideration associated with acquisition of net assets            $      --              1,500         $       --
   Stock issued for note                                                         $   1,124         $     (556)        $     (366)
   Recoverable taxes related to stock option exercises                           $      --         $    3,226         $       --
                                                                                 ---------         ----------         ----------

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

         CONCENTRATION OF CREDIT RISK

         The Company sells products to value added distributors and other customers and extends credit based on an evaluation of the customer's financial condition, generally without requiring collateral. Exposure to losses on receivables is principally dependent on each customer's financial condition. The Company monitors its exposure for credit losses and maintains allowances for anticipated losses. Sales to two customers were approximately 27% and 25% of total revenues for the year ended December 31, 1999. Sales to three customers were approximately 19%, 17% and 10% of total revenues for the year ended December 31, 2000 and sales to one customer were 21% of total revenues for the year ended December 31, 2001.

         Purchases from two vendors were approximately 19% and 11% of total purchases for the year ended December 31, 1999. There were no purchases totaling 10% or more from a single vendor for the year ended December 31, 2000 and purchases from one vendor were approximately 12% of total purchases for the year ended December 31, 2001.

         International sales accounted for 18%, 23% and 47% of total revenues during the years ended December 31, 1999, 2000 and 2001, respectively. Following is a summary of domestic and international revenues and long-lived assets for the years ended and as of December 31, 1999, 2000 and 2001:

                                                                      REVENUES (a)
                                                                 Year Ended December 31,
         Geographic Information                           1999             2000              2001
         ----------------------                        ---------        ---------          ---------
         United States                                 $ 186,391        $ 190,111           $ 77,741
         Korea                                                --          25,643                 24
         Canada                                           25,107           14,493             14,200
         Japan                                             2,910            2,414             37,222
         Other foreign countries                          12,050           15,021             17,518
                                                       ---------        ---------          ---------
         Total                                         $ 226,458        $ 247,682          $ 146,705
                                                       =========        =========          =========


                                                                   LONG-LIVED ASSETS
                                                                      December 31,
         Geographic Information                           1999             2000               2001
         ----------------------                         --------        ---------          ---------
         United States                                  $ 18,824         $ 28,177           $ 13,552
         Korea                                                --               22                 21
         Canada                                              511               63                 21
         Japan                                                --               --                101
         Other foreign countries                             254              236                 78
                                                        --------        ---------           --------

         Total                                          $ 19,589         $ 28,498           $ 13,773
                                                        ========         ========           ========

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

         INTANGIBLE ASSETS

         Intangible assets, which consist of purchased goodwill and acquired workforce, are included in other assets as of December 31, 2000 (see
         Note 7). The goodwill and the acquired workforce intangible resulted from the acquisition of substantially all of the net assets of Control Resources Corporation (CRC) of Fair Lawn, NJ, a wholly owned subsidiary of P-Com, Inc. in April 2000. During the first quarter of 2001, as part of a restructuring, the Company was required to record an impairment for the remaining value of the acquired workforce intangible asset. Additionally, during June 2001, the Company recorded an impairment of goodwill and wrote off the unamortized balance of the intangible asset. As of December 31, 2001 the Company had no intangible assets recorded on its books.

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

         IMPAIRMENT OF LONG-LIVED ASSETS

         The Company evaluates the recoverability of its long-lived assets whenever adverse events or changes in business climate indicate that the expected undiscounted future cash flows from the related asset may be less than previously anticipated. If the net book value of the related asset exceeds the undiscounted future cash flows of the asset, the carrying amount would be reduced to the present value of its expected future cash flows and an impairment loss would be recognized in accordance with Statement of Financial Accounting Standards (SFAS) No. 121. As of December 31, 2000 and 2001, management does not believe that an impairment reserve is required.

         RESEARCH AND DEVELOPMENT COSTS

         Research and development costs are expensed as incurred.

         PRODUCT WARRANTY

         The Company generally provides a return to factory warranty for a period of one year (two years for years prior to 2001) from the date of sale. A current charge to income is recorded at the time of sale to reflect the amount the Company estimates will be needed to cover future warranty obligations for products sold during the year. The accrued liability for warranty costs is included in the caption "other current liabilities" in the accompanying consolidated balance sheet.

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

         Options are not included in the 2000 and 2001 calculation of diluted loss per share due to their antidilutive effect.

                                                                                        Year Ended December 31, 1999
                                                                              ------------------------------------------------
                                                                                 Income            Shares            Per-Share
                                                                              (Numerator)      (Denominator)           Amount
                                                                              -----------      -------------         ---------
         BASIC EPS
         Income available to common stockholders                                $ 7,889            28,435              $  0.28

         EFFECT OF DILUTIVE SECURITIES
         Incremental shares for employee options                                $    --             1,677                (0.02)

         DILUTED EPS
         Income available to stockholders & assumed conversions                 $ 7,889            30,112              $  0.26

         In June 1999 the Company filed an amendment to its Certificate of Incorporation providing that effective upon the Initial Public Offering every two outstanding shares of the Company's common stock shall be combined into one share of common stock. The amendment authorized 60,000,000 common shares at a par value of $.001. All earnings per share data have been adjusted to reflect this reverse split.

         FOREIGN CURRENCY

         The local currency is the functional currency of each of the foreign subsidiaries. Assets and liabilities of the Company's foreign subsidiaries are translated using fiscal year-end exchange rates, and revenue and expenses are translated using average exchange rates prevailing during the year. The effects of translating foreign subsidiaries' financial statements are recorded as a separate component of stockholders' equity. In addition, included in other (income) expense are realized foreign currency losses of $421, $370 and $310 for 1999, 2000 and 2001, respectively.

         RECLASSIFICATIONS

         Certain prior year amounts have been reclassified for comparative purposes. These reclassifications had no effect on net income or stockholders equity.

         RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARDS

                  In June 2000, the FASB issued Statement No. 138, "Accounting for Certain Hedging Activities", which amended Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." Statement No. 138 must be adopted concurrently with the adoption of Statement No. 133. The Company adopted these new statements effective January 1, 2001. These Statements required the Company to recognize all derivatives on the balance sheet at fair value. The adoption of these statements did not have an effect on the Company's results of operations or financial position, as the Company does not have any derivative instruments as defined in the statements or engage in hedging activities.

                  On June 30, 2001, the Financial Accounting Standards Board finalized FAS 141, Business Combinations, and FAS 142, Goodwill and Other Intangible Assets. FAS 141 requires all business combinations initiated after June 30, 2001, to be accounted for using the purchase method of accounting. With the adoption of FAS 142 effective Jan. 1, 2002, goodwill is no longer subject to amortization. Rather, goodwill will be subject to at least an annual assessment for impairment by applying a fair-value-based test. Under the new rules, an acquired intangible asset should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged, regardless of the acquirer's intent to do so. These intangible assets will be required to be amortized over their useful lives. The Company has no goodwill and intangible assets recorded as of December 31, 2001. The adoption of FAS 141 and FAS 142 will be applicable to the acquisition of Elastic Networks (see note 16).

                  In July 2001, the Financial Accounting Standards Board finalized FAS 143, Accounting for Asset Retirement Obligations, which requires the recognition of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the carrying amount of the related long-lived asset is correspondingly increased. Over time, the liability is accreted to its present value and the related capitalized charge is depreciated over the useful life of the asset. FAS 143 is effective for fiscal years beginning after June 15, 2002. The Company is currently reviewing the impact that FAS 143 will have on its results.

                  In August 2001, the Financial Accounting Standards Board finalized FAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. FAS 144 addresses accounting and reporting for the impairment or disposal of long-lived assets, including the disposal of a segment of business. FAS 144 is effective for fiscal years beginning after December 15, 2001, with earlier application encouraged. The Company is currently reviewing the impact that FAS 144 will have on its results.

3.       RESTRUCTURING CHARGES

                  In 2000 and 2001, the Company recorded restructuring charges of $1,400 and $3,807, respectively. The charge in 2000 related to the Company's reorganization into focused North American and international sales and marketing divisions, necessitated by the substantial change in the broadband access market. In this restructuring approximately 35 employees were terminated from employment. In addition, charges were incurred to exit from leased facilities in international locations. The charges in 2001 relate to the Company's plans to reduce expenses necessitated by the softening of the telecommunications equipment market, which has resulted in fewer orders for the Company's equipment. The charges include severance payments for the termination of approximately 220 employees in addition to certain costs incurred in conjunction with the plan to consolidate facilities located in Redbank and Fairlawn, New Jersey and Largo, Florida.

                  During 2001, the Company paid $4,656 related to business restructurings. The remaining $356 accrued as of December 31, 2001, substantially all of which is expected to be paid during 2002, is related to both U.S. and international business restructuring. The following table summarizes (in thousands) the activity in the business restructuring accrual for the year ended December 31, 2001:

         Beginning Balance at January 1, 2001                                          $ 1,205
         Additions to accrual in 2001                                                    3,807
         Less payments made in 2001
         (related to prior periods and current period  restructuring)                   (4,656)
                                                                                       -------
         Ending Balance at December 31, 2001                                           $   356
                                                                                       -------

4.       INVENTORIES

         Inventories are summarized as follows:

                                                                           DECEMBER 31,
                                                                      ----------------------
                                                                        2000          2001
                                                                      --------      --------
         Raw materials                                                $ 30,088      $ 13,233
         Work-in-process                                                 5,533         2,197
         Finished goods                                                  3,007         1,956
                                                                      --------      --------
         TOTAL                                                        $ 38,628      $ 17,386
                                                                      ========      ========

         In June 2001, the Company recorded provisions for the write-down of inventory in the amount of $10,905, and in September 2000, the Company recorded a provision for the write-down of inventory in the amount of $23,553 and a loss due to non-cancelable commitments in the amount of $11,378. The 2001 charge was required because of the sustained downturn in the telecommunications equipment sector overall and the uncertainty of the Company's ability to liquidate its inventory at or above its current cost basis. The 2000 charge was required because certain network service provider customers changed their plans for rolling out DSL services resulting in a significant reduction in demand.

5.       PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment consist of the following:

                                                                                             DECEMBER 31,
                                                                                   --------------------------------
                                                                                     2000                    2001
                                                                                   --------                --------
         Leasehold improvements                                                    $  2,055                $  1,389
         Office furniture and fixtures                                                2,377                   1,795
         Machinery and equipment                                                     37,571                  36,267
                                                                                   --------                --------
                                                                                     42,003                  39,451
         Less accumulated depreciation                                              (21,704)                (26,316)
                                                                                   --------                --------
                                                                                   $ 20,299                $ 13,135
                                                                                   --------                --------

         Depreciation expense amounted to $5,500, $7,100 and $7,100 for 1999, 2000 and 2001, respectively.

6.       INSTALLMENT RECEIVABLES

         Installment receivables included in "prepaid expenses and other current assets" and in "Other assets" (long term) consist of the following:

                                                                                             DECEMBER 31,
                                                                                        -----------------------
                                                                                           2000           2001
                                                                                        --------        -------
         Future minimum installment lease receivables                                   $ 1,469         $  739
         Unearned interest                                                                 (243)          (196)
                                                                                        ========        =======
         Total investment in installment receivables                                      1,226            543
                                                                                        --------        -------
         Less current portion                                                              (408)          (358)
                                                                                        --------        -------
         Long-term portion                                                              $   818         $  185
                                                                                        --------        -------

         Installment receivables result from customer leases of products under agreements which qualify as sales-type leases and direct financing leases. Annual future receipts expected from such leases are as follows:

                  2002                                       $ 451
                  2003                                         262
                  2004 and thereafter                           26

7.       OTHER ASSETS

         Other assets consist of the following:

                                                                                                  DECEMBER 31,
                                                                                          --------------------------
                                                                                             2000              2001
         Intangible asset, net of accumulated amortization of
                      $3,300 and $0, respectively                                         $  6,649           $    --
         Installment receivable                                                                818               185
         Notes receivable, interest at 9.25%                                                   221                --
         Security deposits                                                                     304               228
         Other                                                                                 207               225
                                                                                          --------           -------
                                                                                          $  8,199           $   638
                                                                                          ========           =======

8.       OTHER CURRENT LIABILITIES

         Other current liabilities consist of the following:

                                                                                           DECEMBER 31,
                                                                                 -------------------------------
                                                                                   2000                    2001
         Accrued professional fees                                              $    938                $    600
         Accrued advertising                                                       1,206                     320
         Deferred Income                                                           1,669                     931
         Accrued product warranty                                                  2,031                   1,418
         Accrued taxes                                                             1,360                   1,163
         Business restructure                                                      1,205                     356
         Other                                                                       211                   1,153
                                                                                --------                --------
                                                                                $  8,620                $  5,941
                                                                                ========                ========

9.   INDEBTEDNESS
     Indebtedness consists of the following:

                                                                                          DECEMBER 31,
                                                                                -------------------------------
                                                                                   2000                   2001
         Capitalized lease obligations, interest ranging from 8.5%
         to 11.8%, maturing various dates through December 2003                    1,322                    784
                                                                                --------                -------
                                                                                   1,322                    784
         Less current portion                                                       (638)                  (484)
                                                                                --------                -------
                                                                                $    684                $   300
                                                                                ========                =======

         Scheduled principal repayments on debt for the next five years are as follows: 2002 - $484; 2003 - $300; 2004 - 2006 - $0

         REVOLVING CREDIT FACILITIES

         On July 31, 1996, the Company entered into an agreement (the "Agreement") with a commercial lending institution to provide a revolving credit facility in the amount of $45.0 million with availability subject to a borrowing base formula. In March 1999, the Company voluntarily reduced the amount available for borrowing under this revolving credit facility to $35.0 million. In January 2000, the Company voluntarily reduced the amount available for borrowing under this facility to

         $30.0 million. The facility provided for a sub-limit of $5.0 million for letters of credit, of which none were outstanding at December 31, 1999 or 2000. The Agreement included a fee ranging from .25% to .50% of the unused line. Certain assets of the Company, including accounts receivable, inventories, equipment and intellectual property rights, were pledged as collateral. The Company was subject to various non-financial covenants under the terms of the Agreement. For the years ended December 31, 1999 and 2000, the Company was in compliance with or had obtained waivers to the Agreement for such covenants. On July 21, 1999, $10.4 million of the proceeds from the Company's July, 1999 initial public offering were used to pay off the outstanding balance under the revolving credit facility. There have been no borrowings under this line since July 21, 1999. This credit facility expired on January 31, 2001.

         On July 16, 2001, the Company entered into an agreement (the "Credit Agreement") with Foothill Capital Corporation, a wholly-owned subsidiary of Wells Fargo & Company, to provide a secured revolving line of credit in the amount of $17.5 million with availability subject to a borrowing base formula. At the Company's option, the interest rate will either be the prime rate published by Wells Fargo plus .75% or the LIBOR (London Interbank Offered Rate) rate plus 2.75%. In no event will the borrowing rate be lower than 7%. The Credit Agreement contains financial covenants limiting the maximum amount of capital expenditures the Company can make and requiring it to meet minimum Earnings Before Interest, Taxes, Depreciation, and Amortization ("EBITDA") targets. The Company is able to borrow up to a maximum of $17.5 million, which is secured by the value of its accounts receivable and its inventory. There are restrictions on the eligible amounts of both the accounts receivable and the inventory. In order to obtain this line of credit, the Company paid the lender a closing fee of $150 thousand, and will pay a monthly servicing fee of $4 thousand, an unused line fee of .375% of the balance not borrowed under the line of credit each month, and the Company will be responsible for audit and appraisal fees. If the Company fails to pay amounts due under the loan when due and payable, or if it fails to perform specified terms of the Credit Agreement, it will be in default if it has previously borrowed under the Credit Agreement. In the event of default, the Company will no longer be able to borrow under the Credit Agreement and it would have to immediately repay any amounts owed the lender. The Company may cancel the Credit Agreement at any time but it would have to pay a cancellation premium starting at 3% of the maximum borrowing at the inception of the Credit Agreement, reducing as the Credit Agreement matures to 1% of the maximum borrowing during the last year of the Credit Agreement. No borrowings have been made under the Credit Agreement as of December 31, 2001. In March 2002, Foothill Capital and the Company agreed to amend the Credit Agreement to specifically waive two provisions of the Credit Agreement and consent to the Company establishing a new subsidiary and consent to the activities of this new subsidiary and to consent to the Company's acquisition of Elastic Networks. The Company in turn waived the section of the Credit Agreement limiting the amount of attorneys fees in order to allow for the fees necessary to draft this amendment.

         Capital Leases

         The Company executed several long-term lease agreements for computer and other equipment. For financial reporting purposes, the leases have been classified as capital leases; accordingly, assets of approximately $1.8 million (included in machinery and equipment) and accumulated depreciation of $914 have been recorded at December 31, 2001. Future minimum lease payments for assets under capital leases at December 31, 2001 are as follows:

         2002                                                                 $ 540
         2003                                                                   319
                                                                              -----
         Total minimum lease payments                                           859
         Less amount representing interest                                      (75)
                                                                              -----
         Present value of net minimum lease payments                            784
         Less current portion                                                  (300)
                                                                              -----
         Long-term capital lease obligations                                  $ 484
                                                                              =====

10.      PENDING LITIGATION

         The Company is subject to legal proceedings, claims and liabilities that arise in the ordinary course of business. Due to inherent uncertainties of the litigation process and the judicial system, the Company is unable to predict the outcome of these legal proceedings. The Company has provided, however, for all loss contingencies where it believes it is probable and reasonably estimable (in accordance with SFAS 5) that a liability has been incurred. Following the Company's September 28, 2000 press release regarding contemplated third quarter of 2000 results, several securities class action suits (collectively, the "Securities Actions") against Paradyne and certain of its officers and directors; Andrew May, Paradyne's Chief Executive Officer and President at the time; Patrick Murphy, Paradyne's Chief Financial Officer and Senior Vice President; and Thomas Epley, Paradyne's Chairman of the Board (collectively, the "Defendants"), were filed in October 2000 in the United States District Court for the Middle District of Florida, Tampa Division (the "Court"). Sean E. Belanger, the Company's current President and Chief Executive Officer and a director, was added as a Defendant in the litigation in April 2001. These actions were later consolidated into one case and the Court appointed Frank Gruttadauria and Larry Spitcaufsky as the lead plaintiffs and the law firms of Milberg Weiss Bershad Hynes & Lerach LLP and Barrack Rodos & Bacine as the lead counsel. The

Amended Consolidated Complaint alleges violations by the Defendants of the securities anti-fraud provisions of the federal securities laws, specifically
Section 10(b) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. It further alleges that the individual Defendants are liable under Section 20(a) of the Securities Exchange Act as "control persons of Paradyne". The plaintiffs purport to represent a class of investors during a purported class period of September 28, 1999 through September 28, 2000 and allege, in effect, that the Defendants during that time, through material misrepresentations and omissions, fraudulently or recklessly inflated the market price of the Company's stock by allegedly erroneously reporting that the Company was performing well, that its inventories were properly stated, and that its customer base and product demand were solid. The Securities Actions seek damages in an unspecified amount for the purported class for the alleged inflated amount of the stock price during the class period. The Defendants believe the claims are without merit and intend to vigorously defend them, although they cannot predict the outcome. The Defendants filed a motion on May 25, 2001, asking the court to dismiss the complaint, with prejudice, after which the Plaintiffs filed a memorandum of law in opposition to Defendant's dismissal motion on July 2, 2001. The Defendant's dismissal motion is pending with the court and we are unable to predict how long the court will take to rule on the motion. As of December 31, 2001, no ruling has been made by the court.

A second stockholder purported class action suit was filed in December 2001 in the federal court in the Southern District of New York against us, some of our executive officers and the chairman of our board, and the underwriters of our initial public offering (collectively, the "IPO Defendants"). One of our directors, Keith B. Geeslin, is employed by an affiliate to the successor of DLS Corporation, one of the underwriters of our initial public offering. That action alleges that defendants, during the period from July 15, 1999 through December 6, 2000, violated federal securities laws by allocating shares of our initial public offering to favored customers in exchange for their promise to purchase shares in the secondary market at escalating prices. The IPO Defendants believe the claims are without merit and intend to vigorously defend them, although they cannot predict the outcome.

Other than the legal proceedings described above, in the normal course of business, we are subject to proceedings, lawsuits and other claims. While these matters could affect the operating results of any one quarter when resolved in future periods, it is management's opinion that after final disposition, any monetary liability or financial impact to Paradyne beyond that provided in the consolidated balance sheet at December 31, 2001, would not be material to our annual consolidated financial statements.

11.      INCOME TAXES

         The Company files a consolidated federal income tax return. The provision (benefit) for income taxes is as follows:

                                                                        YEAR ENDED DECEMBER 31,
                                                          -------------------------------------------------
                                                            1999                  2000                 2001
                                                          -------                ------                ----
         Current:
         Foreign                                         $    --                 $   (2)               $ --
         Federal                                           3,405                     --                  --
         State                                               671                     --                  --
                                                         -------                 ------                ----
                                                           4,076                     (2)                 --
                                                         -------                 ------                ----
         Deferred:
         Foreign                                              --                      --                 --
         Federal                                            (514)                  (531)                 --
         State                                               (83)                   (86)                 --
                                                         -------                 ------                ----
                                                            (597)                  (617)                 --
                                                         -------                 ------                ----
         Income tax provision (benefit)                  $ 3,479                 $ (619)               $ --
                                                         =======                 ======                ====

         Deferred tax assets (liabilities) are comprised of the following:

                                                                                          DECEMBER 31,
                                                                                --------------------------------
                                                                                  2000                    2001
                                                                                --------                --------
         Property, plant and equipment                                          $ (2,266)               $ (1,679)
         Intangibles                                                                 877                   1,111
         U.S. net operating loss carryforwards                                        --                   5,336
         Foreign net operating loss carryforwards                                    810                   1,267
         Inventory reserve                                                        13,029                  15,886
         Other                                                                     2,524                   2,594
                                                                                --------                --------
                                                                                  14,974                  24,516
         Valuation allowance                                                     (14,974)                (24,516)
                                                                                --------                --------
         Net deferred tax liability                                             $     --                $     --
                                                                                ========                ========

         At December 31, 2001, Paradyne Canada LTD had net operating loss carryforwards of approximately $1.3 million ($.8 million expiring in 2003 and $.5 million expiring in 2008). The Company recorded a valuation allowance at December 31, 2000 and 2001 with respect to the foreign net operating losses due to the uncertainty of their ultimate realization. At December 31, 2001, the Company had a U.S. net operating loss of $14.3 million Additionally, the Company recorded a valuation allowance at December 31, 2001 with respect to the deferred tax asset due to the uncertainty of its ultimate realization.

         The provision for income taxes differed from the statutory rate as follows:

                                                      1999                    2000                      2001
                                               -----------------      -------------------       -------------------
         U.S. statutory rate                   $ 3,864      34.0 %    $ (11,868)    (34.0)%     $ (8,029)     (34.0)%
         Foreign loss                               --                                 --             --         --
         State taxes                               387       3.4         (1,155)     (3.3)          (779)      (3.3)
         Foreign sales corporation                (374)     (3.3)            --        --             --         --
         R&D credit                               (900)     (7.9)          (970)     (2.8)          (840)      (3.6)
         Other                                     502       4.4           (500)     (1.4)           106        0.5
         Valuation allowance                        --        --         13,874      39.7          9,542       40.4
                                               -------      ----      ---------      ----       --------      -----
         Provision for income taxes            $ 3,479      30.6 %    $    (619)     (1.8)%     $      0        0.0%
                                               =======      ====      =========      ====       ========      =====

12.      EMPLOYEE BENEFITS

         401(K) PLAN

         The Company has a 401(k) plan covering substantially all of its employees. Benefits vest based on number of years of service. The Company's policy is to match two-thirds of an employee's contributions, up to six percent of an employee's annual salary. Additionally, the Board of Directors may grant discretionary contributions. Contributions to the plan were approximately $2.8 million, $2.7 million, and $1.4 million for the years ended December 31, 1999, 2000 and 2001, respectively.

         KEY EMPLOYEE STOCK OPTION PLAN

         The Key Employee Stock Option Plan (the "Key Employee Plan") was adopted in December 1997, and covered employees holding the position of Vice President or above. Key Employee Plan participants could elect to defer a portion of their annual compensation in exchange for options to purchase shares of common or preferred stock of any publicly traded corporation, shares of the Company's common stock or shares in certain investment funds. Upon the grant of an option under the Key Employee Plan, the Company is required to acquire and hold under a trust arrangement, shares of the stock or investment subject to the option in a number equal to 75% of the shares subject to option. As of the end of 2000 all participants in the Key Employee Plan were notified that beginning in 2001 they would no longer be able to defer future compensation but would be allowed to leave existing investments in the Key Employee Plan. In early January 2001, all participants elected to withdraw their investments from the Key Employee Plan. The Key Employee Plan was officially terminated in 2001.

         STOCK OPTIONS

         Under the 1996 Equity Incentive Plan and the 2000 Broad-Based Stock Plan ("The Plans"), the Board of Directors may reserve common shares for the purpose of granting to employees (including officers and directors) or the employees of the Company's affiliates, options to purchase common stock. Nonstatutory stock options, rights to acquire restricted stock and stock bonuses may be granted to employees (including officers), directors of and consultants to the Company or its affiliates. Under The Plans, 18,228,631 shares have been reserved related to options available for grant to employees, directors and consultants through December 31, 2001. The options generally vest one-fourth each year, beginning on the first anniversary of the date of grant, and have a maximum contractual life of 10 years. The exercise price of options granted under The Plans is determined by the Board of Directors. The Company has granted 15,137,000 options to the Company's employees, directors and consultants, of which 13,174,803 options were outstanding as of December 31, 2001.

         In June 1999, the Board of Directors adopted the 1999 Non-Employee Director's Stock Option Plan (the "Directors' Plan") and reserved 250,000 shares under the plan to provide for the automatic grant of options to purchase shares of common stock to non-employee directors of the Company. Each non-employee director was granted an initial grant upon appointment. Annual grants of an additional 5,000 shares will be made to any of the non-employee directors, subject to attendance at regularly scheduled meetings of the Board as described in the plan. The Company has granted 115,000 options to non-employee directors of which 65,000 were outstanding at December 31, 2001.

         During 1998, the Company granted 47,950 fixed options to purchase shares of common stock with exercise prices below fair market value. As a result, $96 of compensation expense is being recognized ratably over the vesting period of the related options.

         During 1998 and 1999, the Company issued options to acquire 331,750 shares of the Company's common stock at a weighted average price of $5.27 per share, which was less than fair value by $1,829, and which is being amortized ratably over the vesting period. During 2000, the Company issued options to acquire 207,275 shares of the Company's common stock at a weighted average price of $17 per share, which was less than fair value by $597 and which is being amortized ratably over the vesting period. Additionally, the Company had previously issued options to employees, which vested only in the event of an initial public offering (IPO). As a result of the July 1999 IPO, 77,922 shares of options vested. During 1999, 2000 and 2001, $1,501, $398 and $338 respectively, of compensation expense has been included in selling, general and administrative expenses for all vested stock options issued at less than fair market value.

         A summary of the status of the Company's stock options granted to employees as of December 31, 1999, 2000 and 2001, respectively, and changes during the years ended on these dates is presented below:

                                                             1999                      2000                      2001
                                                   ----------------------     ----------------------    -----------------------
                                                   NUMBER OF     WEIGHTED                   WEIGHTED                   WEIGHTED
                                                     SHARES       AVERAGE                    AVERAGE                    AVERAGE
                                                   UNDERLYING    EXERCISE                   EXERCISE                   EXERCISE
                                                    OPTIONS        PRICE        SHARES        PRICE        SHARES        PRICE
                                                   ----------    --------     ----------    --------    -----------    --------
         Outstanding at beginning of year           4,028,046     $  3.17      4,476,415     $ 10.30     13,538,063     $ 11.40
         Granted                                    1,574,850       24.28     10,619,071       11.74      3,390,565        2.03
         Exercised                                 (1,000,164)       2.49       (735,615)       2.32        (57,695)       2.01
         Canceled                                    (126,317)      11.16       (821,808)      18.07     (3,696,130)      11.96
                                                   ----------                 ----------                -----------
         Outstanding at end of year                 4,476,415       10.30     13,538,063       11.40     13,174,803        8.87
                                                   ----------                 ----------                -----------

         Exercisable at end of year                 1,923,707        3.30      2,372,347        6.67      5,286,280        9.61
                                                   ==========                 ==========                ===========
         Weighted-average fair value
           of all options                                         $ 12.07                    $  6.09                    $  1.01

         The following table summarizes information about employee stock options outstanding at December 31, 2001:

                                                        OUTSTANDING                                    EXERCISABLE
                                     -----------------------------------------------         -------------------------------
                                      NUMBER OF         WEIGHTED-           WEIGHTED                                WEIGHTED
                                       SHARES            AVERAGE             AVERAGE                                 AVERAGE
     RANGE OF EXERCISE               UNDERLYING         REMAINING           EXERCISE           NUMBER               EXERCISE
          PRICES                       OPTIONS       CONTRACTUAL LIFE         PRICE          OF OPTIONS              PRICE
     -----------------               ----------      ----------------       --------         ----------            ---------
      $ 1.00 - $ 6.00                 9,312,392            8.24               2.47            3,432,793               2.44
      $ 7.50 - $16.90                   334,700            4.89               9.98              332,294               9.99
      $17.00 - $27.50                 2,690,773            8.05              24.71            1,109,587              24.62
      $27.60 - $50.00                   836,938            7.66              28.65              411,606              28.60
                                     ----------            ----              -----            --------               -----
                                     13,174,803            8.08               8.87            5,286,280               9.61

         The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes pricing model with the following weighted-average assumptions:

                                                                       1999           2000             2001
                                                                    -------------------------------------------
         Expected term                                                 5.0 years      5.0 years       5.0 years
         Expected volatility                                        43.46%          50.60%          50.40%
         Expected dividend yield                                     0.00%           0.00%           0.00%
         Risk-free interest rate                                     6.00%           5.83%           4.92%

         EMPLOYEE STOCK PURCHASE PLANS

         In June 1999, the Board of Directors adopted the 1999 Employee Stock Purchase Plan (the "Purchase Plan"). Employees may elect to have up to 15% of their earnings withheld. The amounts withheld are used to purchase shares of common stock, on specified dates determined by the Board of Directors, at 85% of the lower of the fair market value of the common stock at the commencement date of each offering period or the relevant purchase date. As of December 31, 2001, the Company is authorized to issue up to 2,621,309 shares of common stock to eligible employees. Each year, the number of shares reserved for issuance under the Purchase Plan will automatically be increased by 3.0% of the total number of shares of common stock then outstanding or, if less, by 1,000,000 shares. Under the Purchase Plan, the Company sold 96,624 shares to employees during the year ended December 31, 1999, 985,001 shares during the year ended December 31, 2000 and 697,046 shares during the year ended December 31, 2001 which had weighted-average prices of $14.45, $5.56, and $1.79 respectively. The weighted average value of the options to purchase stock during 1999, 2000 and 2001 using the Black-Scholes pricing model was $5.78, $1.74 and $.66 respectively.

         The fair value of each stock option granted under the Purchase Plan is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                                       1999            2000            2001
                                                     -------------------------------------------
         Expected term                                 1.1 years       2.0 years        .5 years
         Expected volatility                         25.18%          38.50%          29.80%
         Expected dividend yield                      0.00%           0.00%           0.00%
         Risk-free interest rate                      5.61%           6.18%           4.50%

         The Company applies APB Opinion No. 25 and related interpretations for accounting for stock options. Accordingly, no compensation costs at the grant dates are recorded for options granted at fair market value. Had compensation cost for the Company's option plans been determined based on the fair value at the grant dates as prescribed by Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" ("FAS 123"), the Company's net income and net income per share on a pro forma basis would have been (in thousands, except per share data):

                                                           1999                    2000                 2001
                                                          -------               ---------             --------
          Net income (loss);
          As reported                                     $ 7,889               $ (34,287)             (23,614)
                                                          =======               =========             ========
          Pro forma                                       $ 7,567               $ (49,525)             (33,248)
                                                          =======               =========             ========
          Net income (loss) per share:
          As reported                                     $  0.28               $   (1.08)            $ (0.72)
                                                          =======               =========             ========
          Pro forma basic                                 $  0.27               $   (1.56)            $ (1.01)
                                                          =======               =========             ========
          Pro forma diluted                               $  0.25               $   (1.56)            $ (1.01)
                                                          =======               =========             ========

         During 1999 and 2000, various executives of the Company issued full recourse promissory notes, totaling $1.3 million to the Company in connection with the purchase of 495,095 shares of common stock. The principal balance of the notes and the related accrued interest ranging from 4.72% to 6.65% are payable at the earlier of the termination of employment or five years from the date of the note unless otherwise stated. The notes are secured by the shares of common stock acquired with the notes, and those shares are held in escrow by the Company. All unvested shares purchased with the notes are subject to repurchase by the Company if the respective executive terminates employment before becoming fully vested. The balance of all notes receivable in connection with the purchase of common stock as of December 31, 2001 was $352 plus accrued interest.

13.      COMMITMENTS AND CONTINGENCIES

         OPERATING LEASES

         The Company is obligated under noncancelable operating leases for office and warehouse equipment and facilities. The leases expire at various dates through 2012. Rent expense for the years ended December 31, 1999, 2000 and 2001 approximated $2.9 million, $3.8 million and $3.3 million, respectively. Minimum required future lease payments under noncancelable operating leases are as follows:

                 2002                                                       $  4,315
                 2003                                                          3,838
                 2004                                                          3,675
                 2005                                                          3,671
                 2006 and thereafter                                          23,812

         The Company leases facilities in Red Bank, NJ and subleases this space to a third party under a noncancelable operating lease. Future minimum lease payment receivables under the leasing agreement as of December 31, 2001 are as follows: 2002 - $626; 2003 - $151; 2004 and thereafter
         - $0.

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

14.      RELATED PARTY TRANSACTIONS

         The Company provides operating, management and other administrative services for Paradyne Credit Corp., or PCC, an affiliate. Total charges to this entity were approximately $1,600, $940 and $621 for 1999, 2000 and 2001, respectively. This amount is recorded as a reduction of general and administrative expenses.

         The Company entered into an agreement to allow PCC to purchase equipment manufactured or sold by the Company at prices substantially equal to those received by the Company through normal selling channels. Sales to PCC under this agreement totaled $3.5 million, $341 and $0 for the years ended December 31, 1999, 2000 and 2001, respectively.

         In November 1996, the Company entered into a Cooperative Development Agreement with GlobeSpan, an affiliate at that time. Under this agreement, the Company was granted an unrestricted license to use GlobeSpan's technical information and patents. Additionally, the agreement provided for the Company to purchase GlobeSpan chip sets at prices not to exceed cost plus 15%. The Company purchased goods approximating $962 during 1998 under this agreement. Effective July 1998, the Company revised its pricing arrangement with GlobeSpan such that GlobeSpan sold products to the Company at preferential prices. In exchange, GlobeSpan agreed to pay a 1.25% royalty based on net revenues up to an aggregate amount of $1.5 million. The Company recorded $381 of royalty revenue related to the agreement during the year ended December 31, 1998. In 1999, the Company and GlobeSpan agreed to terminate the Cooperative Development Agreement ("Termination Agreement") effective December 31, 1998. In connection with such termination agreement, GlobeSpan agreed to pay the Company an aggregate of $1.5 million. Of this amount, approximately $400 was recorded in 1998 and the remaining $1.1 million was received in 1999 and included in royalty revenue. In addition, GlobeSpan and the Company as part of the Termination Agreement affirmed that the earlier technology license provisions of the Cooperative Development Agreement were never implemented. In conjunction with the signing of the Termination Agreement, GlobeSpan and the Company also entered into a four-year Supply Agreement, which gave the Company favorable pricing and other terms in connection with the sale by GlobeSpan of products to the Company. During 2000 and 2001, the Company purchased $8.3 million and $1.0 million, respectively, from Globespan under this supply agreement. In addition, under the terms of the Supply Agreement, GlobeSpan is required to honor the Company's orders for GlobeSpan's products in quantities at least consistent with the Company's past ordering practices and must afford the Company at least the same priority for the Company's orders as GlobeSpan affords its other similarly situated customers. GlobeSpan also granted the Company a standard customer immunity under GlobeSpan's intellectual property rights with respect to any of the Company's products which incorporate GlobeSpan's products. Prior to May 1999, GlobeSpan participated in a 401(k) plan maintained by the Company. Contributions paid by the Company on behalf of GlobeSpan approximated $176 for 1999. As of May 1999, Globespan no longer participates in the Company's 401(k) plan. Globespan has reimbursed the Company for all payments made on their behalf.

15.      ACQUISITIONS

         On April 14, 2000, the Company acquired substantially all of the assets of CRC of Fair Lawn, NJ, a wholly owned subsidiary of P-Com, Inc. The accompanying Consolidated Statements of Operations include the activities of CRC since that date. Under the terms of the agreement, the purchase price (including contingent consideration) was approximately $9,000. The Company also granted options to purchase 207,000 shares of its common stock at a discount to CRC employees for future employment services to the Company. The acquisition was accounted for under the purchase method of accounting, resulting in the recognition of approximately $7,600 in intangible assets. These intangible assets were being amortized over five years. In March and June 2001 the Company recorded impairments of all intangible assets resulting in a charge of $5,761.

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

                                                                    TWELVE MONTHS ENDED
                                                                         DECEMBER 31,
                                                                  1999                 2000
                                                               ---------             ---------
                  Revenue                                      $ 232,613             $ 251,038
                  Net Income                                       2,874               (33,480)
                  Diluted Earnings Per Share                   $    0.13             $   (1.05)

16.      SUBSEQUENT EVENTS

         ACQUISITION OF ELASTIC NETWORKS INC.

         On March 5, 2002 the Company acquired 100% of Elastic Networks Inc. ("Elastic") in exchange for 7,623,875 shares of the Company's common stock. Using the an average market value of $3.77 per share (using the average of the closing prices during the 7 trading days surrounding the December 27, 2001 announcement of the acquisition), the purchase price is approximately $28.7 million. Elastic designs high-speed, broadband communications products that have the advantages of high-speed access for the in-building broadband market and can operate effectively over lower quality lines. Commencing Wednesday, March 6, 2002, Elastic Networks' common stock will no longer trade on the Nasdaq National Market. As a result of this acquisition, Elastic Networks has become a wholly owned subsidiary of the Company. This transaction is being accounted for using purchase accounting. In connection with the acquisition of Elastic Networks, Paradyne's stockholders also approved an increase in the authorized number of shares of the Company's common stock from 60,000,000 to 80,000,000.

         FEDERAL TAX REFUND

         The Job Creation and Worker Assistance Act of 2002, enacted on March 9,2002, allows the Company to carry back its net operating loss to 1998, resulting in a tax refund of approximately $1.2 million. This additional benefit will be recorded in the first quarter of 2002.

17.      SUMMARIZED QUARTERLY FINANCIAL DATA (UNAUDITED)

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

                                                                                        THREE MONTHS ENDED
                                                                ----------------------------------------------------------------
                                                                MARCH 31,        JUNE 30,        SEPTEMBER 30,      DECEMBER 31,
                                                                  2001             2001               2001             2001
                                                                ---------        --------        -------------      ------------
         Net Sales                                                33,107           28,215            34,237             51,146
         Gross Profit                                             13,412            1,330            14,340             19,156
         Income from operations                                  (12,635)         (18,280)            1,269              4,968
         Net income                                              (12,060)         (18,113)            1,511              5,048
         Earnings per common share - assuming dilution             (0.37)           (0.55)             0.05               0.14
         Earnings per common share - basic                         (0.37)           (0.55)             0.05               0.15


                                                                                THREE MONTHS ENDED
                                                             MARCH 31,    JUNE 30,     SEPTEMBER 30,    DECEMBER 31,
                                                                2000        2000           2000             2000
                                                             ---------    --------     -------------    ------------
         Net Sales                                            64,481       75,597          55,716           51,888
         Gross profit                                         27,113       30,883        (15,263)           22,167
         Income from operations                                2,268        1,212        (38,113)          (2,764)
         Net income                                            2,455        1,286         (35,502)         (2,526)
         Earnings per common share - assuming dilution         0.075         0.04          (1.12)           (0.08)
         Earnings per common share - basic                     0.079         0.04          (1.12)           (0.08)

         There are always variances in financial results from quarter to quarter for many reasons including timing of product shipments, the mix of products sold, and the timing of expenditures. In the third quarter of 2000, as a result of customers changing their plans for rolling out DSL services, the Company experienced a reduction in demand for our products. As a result, the Company recorded a provision for the writedown of inventory and a loss on non-cancelable purchase commitments in the total amount of $34.9 million. Additionally, in the third quarter of 2000, the Company made an accounting reclassification related to its marketing development fund agreement with Rhythms Net Connections, Inc., a major customer. In this reclassification, revenues were reduced by $6.7 million and selling expenditures were reduced by a like amount. In the second quarter of 2001 the Company recorded a provision for the write-down of inventory in the amount of $10.9 million. This charge was required because of the sustained downturn in the telecommunications equipment sector overall and the uncertainty of the Company's ability to liquidate its inventory at or above its current cost basis.

PARADYNE NETWORKS, INC.
VALUATION AND QUALIFYING ACCOUNTS
SCHEDULE II
000'S

           Column A                              Column B              Column C              Column D       Column E
--------------------------------               ------------     ----------------------    --------------   ----------
                                                                      Additions
                                                                ----------------------
                                                                Charged To     Charged
                                                Balance At       Cost and     To Other                     Balance At
                                               Beginning of      Expenses     Accounts      Deductions         End of
          Description                             Period                        (1)            (2)           Period
--------------------------------               ------------     ----------    --------      ----------     ----------
Allowance for Doubtful accounts

Year ended:

December 31, 1997                                 2,785             267         5,800         (5,886)         2,966
December 31, 1998                                 2,966             125        12,382        (12,466)         3,007
December 31, 1999                                 3,007              32         7,470         (6,487)         4,022
December 31, 2000                                 4,022               1         4,107         (4,211)         3,919
December 31, 2001                                 3,919              59           983         (2,010)         2,950

(1) Represents amounts charged to contra revenue accounts for discounts, rebates, and billing adjustments.

(2) Represents amounts charged to accounts receivable reserve accounts for discounts, rebates, and billing adjustments.

Exhibit Index

Exhibit
Number                               Description                                  SEC Document Reference
------                               -----------                                  ----------------------
   2.1      Asset Purchase Agreement dated as of April 5, 2000              Exhibit 2 from Paradyne's Form 8-K filed on May 1,
            among, Paradyne Networks, Inc. ("Paradyne"), Paradyne           2000.
            Corporation, P-com, Inc. and Control Resources
            Corporation.

   2.2      Agreement and Plan of Merger dated as of December 27,           Exhibit 2 from Paradyne's Form 8-K filed on
            2001 by and among Paradyne, Phoenix Merger Sub, Inc.            December 31, 2001.
            and Elastic Networks Inc.

   2.3      Amendment No. 1 to Agreement and Plan of Merger dated           Exhibit 2.1 from Paradyne's Form 8-K/A filed on
            January 4, 2002 by and among Paradyne, Phoenix Merger           January 8, 2002.
            Sub, Inc. and Elastic Networks Inc. Registrant, Phoenix
            Merger Sub, Inc. and Elastic Networks Inc.

   3.1* Amended and Restated Certificate of Incorporation, as amended.

   3.2      Amended and Restated Bylaws, as amended.                        Exhibit 4.2 from Paradyne's Registration Statement
            on Form S-4 (No. 333-76814).

   4.1      Reference is made to Exhibits 3.1 and 3.2.


   4.2      Specimen Stock Certificate.                                     Exhibit 4.2 from Paradyne's Registration Statement
                                                                            on Form S-1 (No. 333-76385) or amendments thereto.

  10.1      Amended and Restated 1996 Equity Incentive Plan.                Exhibit 10.1 from Paradyne's Registration Statement
                                                                            on Form S-1 (No. 333-76385) or amendments thereto.

  10.2      Amendment to 1996 Equity Incentive Plan filed as                Exhibit 10.1 from Paradyne's Form 10-Q filed on
            Exhibit 10.1.                                                   August 14, 2000.

  10.3      Paradyne Networks, Inc. 2000 Broad-Based Stock Plan .           Exhibit 10.1 from Paradyne's Form 10-Q filed on
                                                                            November 8, 2000.

  10.4      Form of Stock Option Agreement pursuant to the 1996             Exhibit 10.2 from Paradyne's Registration Statement
            Equity Incentive Plan.                                          on Form S-1 (No. 333-76385) or amendment thereto.

  10.5      Amendment to Form of Stock Option Agreement with Sean           Exhibit 10.5 from Paradyne's Form 10-K filed on
            E. Belanger and Patrick M. Murphy.                              April 2, 2001.


  10.6      Form of Stock Option Agreement under the Paradyne               Exhibit 99.2 from Paradyne's Registration Statement
            Networks, Inc. 2000 Broad-Based Stock Plan.                     on Form S-8 filed on March 20, 2001.

  10.8      Form of Early Exercise Stock Purchase Agreement.                Exhibit 10.3 from Paradyne's Registration Statement
                                                                            on Form S-1 (No. 333-76385) or amendments thereto.

  10.9      1999 Employee Stock Purchase Plan                               Exhibit 99.1 from Paradyne's
            and related offering documents.                                 Registration Statement on Form S-8 filed on
                                                                            April 26, 2001.

  10.10     1999 Non-Employee Director's Stock Option Plan.                 Exhibit 10.5 from Paradyne's Registration Statement
                                                                            on Form S-1 (No. 333-76385) or amendments thereto.

  10.11     Amended and Restated Subordinated Revolving Promissory          Exhibit 10.8 from Paradyne's Registration Statement
            Note between Paradyne and Paradyne Partners, L.P.,              on Form S-1 (No. 333-76385) or amendments thereto.
            dated October 16, 1998.

  10.12     Lease Agreement between Paradyne and Shav Associates,           Exhibit 10.9 from Paradyne's Registration Statement
            dated October 8, 1996.                                          on Form S-1 (No. 333-76385) or amendments thereto.

  10.13     Sublease Agreement between Paradyne and GlobeSpan               Exhibit 10.10 from Paradyne's Registration
            Semiconductor, Inc. dated December 10, 1997.                    Statement on Form S-1 (No. 333-76385) or amendments
                                                                            thereto.

  10.14     Amendment to Sublease Agreement, dated January 1, 1999.         Exhibit 10.11 from Paradyne's Registration
                                                                            Statement on Form S-1 (No. 333-76385) or amendments
                                                                            thereto.

  10.15     Mutual Release and Surrender Agreement between Paradyne         Exhibit 10.17 from Paradyne's Form 10-K filed on
            and Shav Associates, dated March 20, 2001, to Lease             April 2, 2001.
            Agreement.

Exhibit
Number                               Description                                  SEC Document Reference
------                               -----------                                  ----------------------
  10.16     Lease Agreement between Paradyne and Townsend Property          Exhibit 10.12 from Paradyne's Registration
            Trust Lease, dated June 27, 1997.                               Statement on Form S-1 (No. 333-76385) or amendments
                                                                            thereto.
  10.17     Amendment to Lease Agreement, dated April 5, 2000, to           Exhibit 10.19 from Paradyne's Form 10-K filed on
            Lease Agreement.                                                April 2, 2001.

  10.18     Employment Agreement between Paradyne and Andrew May,           Exhibit 10.14 from Paradyne's Registration
            dated December 3, 1996.                                         Statement on Form S-1 (No. 333-76385) or amendments
                                                                            thereto.

  10.19     Amendment to Employment Agreement between Paradyne and          Exhibit 10.22 from Paradyne's Form 10-K filed on
            Andrew May, dated December 8, 2000.                             April 2, 2001.

  10.20     Key Employee Agreement between Paradyne and Patrick             Exhibit 10.15 Paradyne's Registration Statement on
            Murphy, dated August 1, 1996.                                   Form S-1 (No. 333-76385) or amendments thereto.

  10.21     Employment Agreement between Paradyne and Patrick               Exhibit 10.24 from Paradyne's Form 10-K filed on
            Murphy, dated December 8, 2000.                                 April 2, 2001.

  10.22     Key Employee Agreement between Paradyne and Sean E.             Exhibit 10.1 from Paradyne's Form 10-Q filed on May
            Belanger, dated April 30, 2000.                                 15, 2000.

  10.23     Employment Agreement between Paradyne and Sean E.               Exhibit 10.28 from Paradyne's Form 10-K filed on
            Belanger, dated December 8, 2000.                               April 2, 2001.

  10.24     Change in Control Agreement between Paradyne and Sean           Exhibit 10.17 from Paradyne's Registration
            E. Belanger.                                                    Statement on Form S-1 (No. 333-76385) or amendments
                                                                            thereto.

  10.25     Promissory Note, dated March 29, 1999, Sean E.                  Exhibit 10.19 from Paradyne's Registration
            Belanger.                                                       Statement on Form S-1 (No. 333-76385) or amendments
                                                                            thereto.

  10.26     Loan and Security Agreement, dated July 16, 2001 by and         Exhibit 10.1 from Paradyne's Form 10-Q filed on
            among Paradyne, Paradyne Corporation and Foothill               August 14, 2001.
            Capital Corporation.

  10.27* Amendment Number One to Loan and Security Agreement dated March 14, 2002 and among Paradyne, Paradyne
            Corporation and Foothill Capital Corporation, filed as
            Exhibit 10.26.

Exhibit
Number                               Description                                  SEC Document Reference
-------                              -----------                                  ----------------------
  10.28     Promissory Note, dated March 31, 1999, Andrew S. May.           Exhibit 10.26 from Paradyne's Registration
                                                                            Statement on Form S-1 (No. 333-76385) or amendments
                                                                            thereto.

  10.29     Promissory Note, dated March 31, 1999, Patrick M.               Exhibit 10.27 from Paradyne's Registration
            Murphy.                                                         Statement on Form S-1 (No. 333-76385) or amendments
                                                                            thereto.

  10.30     Promissory Note, dated April 2, 1999, Patrick M.                Exhibit 10.28 from Paradyne's Registration
            Murphy.                                                         Statement on Form S-1 (No. 333-76385) or amendments
                                                                            thereto.

  10.31     Promissory Note, dated April 14, 2000, between Paradyne         Exhibit 10.2 from Paradyne's Form 10-Q filed on May
            Corporation and Control Resources Corporation.                  15, 2000.

  10.32     Indemnification Agreement between Paradyne and William          Exhibit 10.29 from Paradyne's Registration
            Stensrud, dated November 6, 1996.                               Statement on Form S-1 (No. 333-76385) or amendments
                                                                            thereto.

  10.33+    Supply Agreement between Paradyne and Lucent                    Exhibit 10.30 from Paradyne's Registration
            Technologies, Inc., dated July 31, 1996.                        Statement on Form S-1 (No. 333-76385) or amendments
                                                                            thereto.

  10.34+    Exclusivity and Amendment Agreement between Paradyne,           Exhibit 10.31 from Paradyne's Registration
            Lucent Technologies, Inc. and GlobeSpan Semiconductor,          Statement on Form S-1 (No. 333-76385) or amendments
            Inc., dated August 6, 1998.                                     thereto.

  10.35+    Noncompetition Agreement between Paradyne,                      Exhibit 10.32 from Paradyne's Registration
            Communication Partners, L.P., Lucent Technologies, Inc.         Statement on Form S-1 (No. 333-76385) or amendments
            and GlobeSpan Semiconductor, Inc., dated July 31, 1996.         thereto.

  10.36     Trademark and Patent Agreement between Paradyne, Lucent         Exhibit 10.33 from Paradyne's Registration
            Technologies, Inc. and GlobeSpan Semiconductor, Inc.            Statement on Form S-1 (No. 333-76385) or amendments
            dated July 31, 1996.                                            thereto.

  10.37     Tax Matters Agreement between Paradyne, Lucent                  Exhibit 10.34 from Paradyne's Registration
            Technologies, Inc., and GlobeSpan Semiconductor, Inc.,          Statement on Form S-1 (No. 333-76385) or amendments
            dated July 31, 1996.                                            thereto.

  10.38     Intellectual Property Agreement between Paradyne,               Exhibit 10.35 from Paradyne's Registration
            Lucent Technologies. Inc. and GlobeSpan Semiconductor,          Statement on Form S-1 (No. 333-76385) or amendments
            Inc., dated July 31, 1996.                                      thereto.

  10.39+    OEM Agreement between Paradyne and Xylan Corporation,           Exhibit 10.36 from Paradyne's Registration
            dated March 16, 1999.                                           Statement on Form S-1 (No. 333-76385) or amendments
                                                                            thereto.

  10.40+    Distribution Agreement between Paradyne and Tech Data           Exhibit 10.37 from Paradyne's Registration
            Corporation, dated September 21, 1993.                          Statement on Form S-1 (No. 333-76385) or amendments
                                                                            thereto.

  10.41+    OEM Agreement between Paradyne and Premisys                     Exhibit 10.38 from Paradyne's Registration
            Communications, Inc., dated December 4, 1992.                   Statement on Form S-1 (No. 333-76385) or amendments
                                                                            thereto.

  10.42     Network Management Partners Agreement between Paradyne          Exhibit 10.39 from Paradyne's Registration
            and Ascend Communications, Inc., dated November 3, 1998.        Statement on Form S-1 (No. 333-76385) or amendments
                                                                            thereto.

  10.43+    Joint Development and Distribution Agreement between            Exhibit 10.40 from Paradyne's Registration
            Paradyne and AG Communication Systems Corporation,              Statement on Form S-1 (No. 333-76385) or amendments
            dated June 10, 1998.                                            thereto.

  10.44+    Marketing & License Agreement between Paradyne and              Exhibit 10.41 from Paradyne's Registration
            NetScout Systems, Inc., dated January 26, 1998.                 Statement on Form S-1 (No. 333-76385) or amendments
                                                                            thereto.

Exhibit
Number                               Description                                  SEC Document Reference
------                               -----------                                  ----------------------
  10.45+    Amendment to Supply Agreement between Paradyne and              Exhibit 10.43 from the Paradyne's Registration
            Lucent Technologies, Inc., dated as of May 5, 1999.             Statement on Form S-1 (No. 333-76385) or amendments
                                                                            thereto and incorporated by reference.

  10.46     Form of Indemnification Agreement between Paradyne and          Exhibit 10.44 to Paradyne's Registration Statement on
            Messrs. Belanger, Bonderman, Epley, Geeslin, Murphy,            Form S-1 (No. 333-86965) or amendments thereto.
            Stensrud and Van Camp.

  10.48     Contribution Agreement dated as of May 12, 1999 by and          Exhibit 10.1 from Elastic Networks Inc's Registration
            between Elastic Networks Inc. and Nortel Networks Inc.          Statement on Form S-1 (No. 333-40500) or amendments
                                                                            thereto.

  10.49     Amendment No. 1 to Contribution Agreement dated as of           Exhibit 99.7 from Elastic Networks Inc.'s Registration
            December 27, 2001 by and between Elastic Networks Inc.          Statement on Form 8-K filed on December 31, 2001.
            and Nortel Networks Inc.

  10.50     Intellectual Property Transfer and License Agreement            Exhibit 10.3 from Elastic Networks Inc's Registration
            dated as of May 12, 1999 by and between Elastic                 Statement on Form S-1 (No. 333-40500) or amendments
            Networks Inc. and Nortel Networks Inc.                          thereto.


  10.51     Amendment No. 1 to Intellectual Property Transfer and           Exhibit 99.8 from Elastic Networks Inc.'s Form 8-K
            License Agreement dated as of December 27, 2001 by and          filed on December 31, 2001.
            between Elastic Networks Inc. and Nortel Networks Inc.

  10.52     Patent Transfer and License Agreement dated as of May           Exhibit 10.2 from Elastic Networks Inc's Registration
            12, 1999 by and between Elastic Networks Inc. and               Statement on Form S-1.(No. 333-40500) or amendments
            Nortel Networks Inc.                                            thereto.


  10.53     Amendment No. 1 to Patent Transfer and License                  Exhibit 99.9 from Elastic Networks Inc.'s Form 8-K
            Agreement dated as of December 27, 2001 by and between          filed on December 31, 2001.
            Elastic Networks Inc. and Nortel Networks Inc.

  10.54* Letter Agreement dated as of September 14, 2001 by and between Elastic Networks Inc. and Nortel Networks Inc.

  10.55     Modification of Letter Agreement dated as of December           Exhibit 99.10 from Elastic Networks Inc.'s Form 8-K
            27, 2001 by and between Elastic Networks Inc. and               filed on December 31, 2001.
            Nortel Networks Inc.

  10.56     Elastic Voting Agreement dated as of December 27, 2001          Exhibit 99.2 from Paradyne's Form 8-K filed on
            by and among Paradyne, Nortel Networks Inc. and (with           December 31, 2001.
            respect to Sections 5 and 6 only) Elastic Networks Inc.

  10.57*    Employment Agreement between Paradyne and Michael S.
            Ward, dated January 17, 2002.

  21.1*      List of Subsidiaries of Paradyne Networks, Inc.

  23.1*      Consent of PricewaterhouseCoopers LLP, Independent
             Certified Public Accountants.

  24.1* Power of Attorney is included on the signature pages to this report

*        Filed with this report.

+ Confidential treatment has been granted for certain portions which have been omitted in the copy of the exhibit filed with the Securities and Exchange Commission. The omitted information has been filed separately with the Securities and Exchange Commission pursuant to the application for confidential treatment.