Form 10-Q
period 2002-03-31
PARADYNE NETWORKS INC
filed 2002-05-15
CIK 76174

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                       to

Commission File No. 000-26485

Paradyne Networks, Inc.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	75-2658219 (IRS Employer Identification No.)

8545 126th Avenue North Largo, Florida 33773

(Address of principal executive offices, zip code)

(727) 530-2000

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    ☒     No     ☐

The number of shares of the registrant’s common stock outstanding at May 10, 2002, the latest practicable date, was 42,532,055.

INDEX

PART I    FINANCIAL INFORMATION

1

PART I.    FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

PARADYNE NETWORKS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Per Share Data)

	March 31, 2002	December 31, 2001
	Unaudited
ASSETS
Current assets:
Cash and cash equivalents	$50,845	$37,866
Accounts receivable less allowance for doubtful accounts of $2,920 and $ 2,950 at March 31, 2002 and December 31, 2001, respectively	16,093	15,489
Income tax receivable	1,614	72
Inventories (See Note 3)	17,374	17,386
Prepaid expenses and other current assets	2,105	1,493

Total current assets	88,031	72,306
Property, plant and equipment, less accumulated depreciation of $26,599 and $26,318 at March 31, 2002 and December 31, 2001, respectively	13,259	13,135
Other assets	13,521	638

Total assets	$114,811	$86,079

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,010	$11,239
Current portion of debt	621	484
Payroll & benefit related liabilities	2,978	6,774
Other current liabilities	11,265	5,941

Total current liabilities	20,874	24,438
Long term liabilities	868	444

Total liabilities	$21,742	$24,882

Stockholders’ equity:
Preferred stock, par value $.001; 5,000,000 shares authorized, none issued or outstanding	—	—
Common stock, par value $.001; 80,000,000 shares authorized, 41,431,191 and 33,266,780 shares issued and outstanding as of March 31, 2002 and December 31, 2001, respectively	41	33
Additional paid-in capital	135,481	104,996
Accumulated deficit	(41,725)	(43,373)
Other equity adjustments	(728)	(459)

Total stockholders’ equity	93,069	61,197
Total liabilities and stockholders’ equity	$114,811	$86,079

See accompanying Notes to Condensed Unaudited Consolidated Financial Statements

PARADYNE NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Data)
Unaudited

	Three Months Ended March 31,
	2002	2001
Revenues:
Sales	$37,023	$32,107
Services	1,029	1,000
Royalties	506	0

Total revenues	38,558	33,107
Total cost of sales	21,369	19,695

Gross Margin	17,189	13,412
Operating expenses:
Research and development (includes $2,830 of purchased R&D in March 2002)	8,144	8,566
Selling, general & administrative	7,872	11,573
Impairment of intangible assets	0	1,602
Amortization of intangible assets and deferred stock compensation	187	499
Business restructuring charges	1,011	3,807

Total operating expenses	$17,214	$26,047

Operating loss	(25)	(12,635)
Other (income) expenses:
Interest, net	(150)	(172)
Other, net	61	(403)

Income (loss) before provision for income tax	64	(12,060)
Provision (benefit) for income taxes	(859)	0

Net income (loss)	$923	($12,060)

Weighted average number of common shares outstanding
Basic	36,159	32,521
Diluted	39,696	32,521
Earnings (loss) per common share
Basic	$0.03	$(0.37)
Diluted	0.02	(0.37)
Consolidated Statements of Comprehensive Income (loss)
Net Income (loss)	923	(12,060)
Translation Adjustments	22	(56)

Comprehensive Income (loss)	$945	$(12,116)

See accompanying Notes to Condensed Unaudited Consolidated Financial Statements

PARADYNE NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
Unaudited

	Three Months Ended March 31,
	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$923	$(12,060)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Loss on sale of assets	166	406
Decrease in allowance for bad debts	(30)	(248)
Depreciation and amortization	1,847	2,458
Purchased in-process research and development	2,830	—
Impairment of intangible asset	—	1,602
Decrease in assets, net of effects of acquisition:
Receivables	797	9,733
Restricted cash committed for inventory purchases	5,067	—
Inventories	3,030	6,052
Other assets	8	1,051
Increase (decrease) in liabilities, net of effects of acquisition:
Accounts payable	(6,986)	(11,042)
Payroll related	(4,336)	(1,216)
Other current liabilities	71	(32)

Net cash provided by (used in) operating activities	$3,387	$(3,296)

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Cash used to acquire net assets	—	(1,500)
Cash acquired in business acquisition, net of transaction costs	8,814	—
Capital expenditures	(472)	(327)
Proceeds from sale of property, plant and equipment	34	494

Net cash provided by (used) in investing activities	$8,376	$(1,333)

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Net proceeds from stock transactions	1,352	105
Borrowings under other debt obligations	—	231
Repayments under other debt obligations	(158)	(276)

Net cash provided by financing activities	1,194	60

Effect of foreign exchange rate changes on cash	22	(56)

Net increase (decrease) in cash and cash equivalents	12,979	(4,625)
Cash and cash equivalents at beginning of period	37,866	19,821

Cash and cash equivalents at end of period	$50,845	$15,196

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
NON-CASH TRANSACTIONS
Stock issued for notes	$(238)	$(192)

Recoverable taxes related to stock option exercises	$725	$—

Acquisition of business for stock (see Note 9)	$28,742	$—

See accompanying Notes to Condensed Unaudited Consolidated Financial Statements

PARADYNE NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands)

1.    Business and Basis of Presentation:

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

The accompanying condensed unaudited consolidated financial statements include the results of the Company and its wholly-owned subsidiaries: Paradyne Corporation; Paradyne Canada Ltd.; Paradyne International Ltd.; Paradyne Worldwide Corp.; Ark Electronic Products, Inc.; Paradyne Finance Corporation; Paradyne International Sales Ltd.; Paradyne Services, LLC and Elastic Networks Inc. The results for Elastic Networks have been included in these financial statements from the date of acquisition (March 5, 2002) through March 31, 2002. Intercompany accounts and transactions have been eliminated in consolidation.

The accompanying condensed unaudited consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not contain all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, such statements reflect all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of interim period results. These financial statements should be read in conjunction with the December 31, 2001 audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on April 1, 2002.

The results of operations for the interim periods are not necessarily indicative of results to be expected for the entire year or for other future interim periods.

2.    Recently Issued Financial Accounting Standards

In August 2001, SFAS No. 144, entitled “Accounting for the Impairment or Disposal of Long-Lived Assets,” was issued, replacing SFAS No. 121, entitled “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and portions of APB Opinion 30 entitled “Reporting the Results of Operations.” SFAS No. 144 provides a single accounting model for long-lived assets to be disposed of and changes the criteria that would have to be met to classify an asset as held-for-sale. SFAS No. 144 retains the requirement of APB Opinion 30 to report discontinued operations separately from continuing operations and extends that reporting to a component of an entity that either has been disposed of or is classified as held for sale. SFAS No. 144 is effective January 1, 2002 and was adopted by the Company as of that date. The adoption of SFAS No. 144 did not have a material impact on the Company’s financial condition or results of operations in the three months ended March 31, 2002.

In July 2001, the FASB issued SFAS No. 141, entitled “Business Combinations” and SFAS No. 142, entitled “Goodwill and Other Intangible Assets.” SFAS No. 141 establishes accounting and reporting for business combinations by requiring that all business combinations initiated after June 30, 2001 be accounted for under the purchase method. Use of the pooling-of-interests method is no longer permitted. The adoption of SFAS No. 141 did not have a material impact on the Company’s financial condition or results of operations. SFAS No. 142 requires that goodwill no longer be subject to amortization, with related charges to earnings, but instead, be reviewed at least annually for impairment. The Company adopted this statement effective January 1, 2002 and the initial adoption had no impact to its financial statements because at January 1, 2002, the Company had no goodwill or intangible assets recorded on its books. On March 5, 2002 the Company acquired Elastic Networks. As part of purchase accounting the Company recorded approximately $6.6 million of intangible assets that are subject to amortization and approximately $6.6 million of goodwill, which is not subject to amortization.

3.    Inventories:

Inventories at March 31, 2002 and December 31, 2001 are summarized as follows (in thousands):

	March 31, 2002	December 31, 2001
Raw Materials	$12,911	$13,233
Work In Process	1,757	2,197
Finished Goods	2,706	1,956

	$17,374	$17,386

4.    Earnings Per Share:

The following table summarizes (in thousands, except per share data) the weighted average shares outstanding for basic and diluted earnings per share for the periods presented.

	Three Months Ended March 31,
	2002	2001
Net Income (loss)	$923	$(12,060)
Weighted average number of common shares outstanding
Basic	36,159	32,521
Dilutive effect of stock options	3,537	—

Diluted	39,696	32,521

Earnings per common share:
Basic	$0.03	$(0.37)
Dilutive effect of stock options	(0.01)	—

Diluted	$0.02	$(0.37)

5.    Accrued Business Restructuring:

In the first three months of 2002, the Company incurred business restructuring expenses of $1,011 as a result of the termination of approximately 8% of its workforce. This business restructuring primarily related to the release of the Company’s employees in concert with the acquisition of Elastic Networks and represented severance payments. Additionally, included in the net assets acquired in the acquisition of Elastic Networks on March 5, 2002, the Company recorded business restructuring liabilities of $2,281 in severance payments for terminating Elastic Networks employees, the relocation of key Elastic Networks employees and expected costs for the closing of facilities in Alpharetta, Georgia and Hong Kong, China.

During the first three months of 2002, the Company paid $1,141 related to business restructurings. The remaining $2,507 accrued as of March 31, 2002, all of which is expected to be paid during 2002 and 2003, is related to both U.S. and international business restructuring and includes amounts related to both the Company and its newly acquired subsidiary, Elastic Networks. Substantially all payments expected to be made in 2003 are for lease payments for surplus leased facilities. The following table summarizes (in thousands) the activity in the business restructuring accrual for the first three months of 2002:

Beginning balance at January 1, 2002	$356
Additions to accrual in the first three months of 2002 for Paradyne Networks	1,011
Additions to accrual as part of the acquisition of Elastic Networks	2,281
Less payments made in the first three months of 2002 (related to prior periods and current period restructuring)	(1,141)

Ending balance at March 31, 2002	$2,507

6.    Impairment of Intangible Assets:

As part of the restructuring that occurred in the first quarter of 2001, which included the closing of a development facility located in Fairlawn, New Jersey, the Company recorded a $1,602 charge for the impairment of an intangible asset. This charge represented the net book value of the “Acquired Workforce” intangible that was originally recorded in the second quarter of 2000 as part of the purchase of substantially all of the assets of Control Resources Corporation, or CRC. Since the value of the in- place work force (who were terminated) was the basis for recording the acquired workforce intangible, this intangible asset had no future economic value; therefore the Company was required to record impairment for the remaining value of the asset.

7.    Revolving Credit Facility

On July 16, 2001, the Company entered into an agreement (the “Credit Agreement”) with Foothill Capital Corporation, a wholly-owned subsidiary of Wells Fargo & Company, to provide a secured revolving line of credit in the amount of $17.5 million with availability subject to a borrowing base formula. At the Company’s option, the interest rate will either be the prime rate published by Wells Fargo plus .75% or the LIBOR (London Interbank Offered Rate) rate plus 2.75%. In no event will the borrowing rate be lower than 7%. The Credit Agreement contains financial covenants limiting the maximum amount of capital expenditures the Company can make and requiring it to meet minimum Earnings Before Interest, Taxes, Depreciation, and Amortization (“EBITDA”) targets. The Company is able to borrow up to a maximum of $17.5 million, which is secured by the value of its accounts receivable and its inventory. There are restrictions on the eligible amounts of both the accounts receivable and the inventory. In order to obtain this line of credit, the Company paid the lender a closing fee of $150 thousand, and will pay a monthly servicing fee of $4 thousand, an unused line fee of .375% of the balance not borrowed under the line of credit each month, and the Company will be responsible for audit and appraisal fees. If the Company fails to pay amounts due under the loan when due and payable, or if it fails to perform specified terms of the Credit Agreement, it will be in default if it has previously borrowed under the Credit Agreement. In the event of default, the Company will no longer be able to borrow under the Credit Agreement and it would have to immediately repay any amounts owed the lender. The Company may cancel the Credit Agreement at any time but it would have to pay a cancellation premium starting at 3% of the maximum borrowing at the inception of the Credit Agreement, reducing as the Credit Agreement matures to 1% of the maximum borrowing during the last year of the Credit Agreement. In March 2002, Foothill Capital and the Company agreed to amend the Credit Agreement to specifically waive two provisions of the Credit Agreement, consent to the Company’s formation of a new subsidiary, consent to the activities of this new subsidiary and consent to the Company’s acquisition of Elastic Networks. The Company, in turn, waived the provision of the Credit Agreement which limited the amount of attorney’s fees in order to allow for the fees necessary to draft this amendment. No borrowings have been made under the Credit Agreement as of March 31, 2002.

8.    Pending Litigation

The Company is subject to legal proceedings, claims and liabilities that arise in the ordinary course of business. Due to inherent uncertainties of the litigation process and the judicial system, the Company is unable to predict the outcome of these legal proceedings. The Company has provided, however, for all loss contingencies where it believes it is probable and reasonably estimable (in accordance with SFAS 5) that a liability has been incurred. Following the Company’s September 28, 2000 press release regarding contemplated third quarter of 2000 results, several securities class action suits (collectively, the “Securities Actions”) against Paradyne and certain of its officers and directors, Andrew May, Paradyne’s Chief Executive Officer and President at the time, Patrick Murphy, Paradyne’s Chief Financial Officer and Senior Vice President, and Thomas Epley, Paradyne’s Chairman of the Board (collectively, the “Defendants”), were filed in October 2000 in the United States District Court for the Middle District of Florida, Tampa Division (the “Court”). Sean E. Belanger, the Company’s current President and Chief Executive Officer and a director, was added as a Defendant in the litigation in April 2001. These actions were later consolidated into one case and the Court appointed Frank Gruttadauria and Larry Spitcaufsky as the lead plaintiffs and the law firms of Milberg Weiss Bershad Hynes & Lerach LLP and Barrack Rodos & Bacine as the lead counsel. The amended consolidated complaint alleges violations by the Defendants of the securities anti-fraud provisions of the federal securities laws, specifically Section 10(b) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. It further alleges that the individual Defendants are liable under Section 20(a) of the Securities Exchange Act as “control persons of Paradyne”. The plaintiffs purport to represent a class of investors during a purported class period of September 28, 1999 through September 28, 2000 and allege, in effect, that the Defendants during that time, through material misrepresentations and omissions, fraudulently or recklessly inflated the market price of the Company’s stock by allegedly erroneously reporting that the Company was performing well, that its inventories were properly stated, and that its customer base and product demand were solid. The Securities Actions seek damages in an unspecified amount for the purported class for the alleged inflated amount of the stock price during the class period. The Defendants believe the claims are without merit and intend to vigorously defend them, although they cannot predict the outcome. The Defendants filed a motion on May 25, 2001, asking the court to dismiss the complaint, with prejudice, after which the Plaintiffs filed a memorandum of law in opposition to Defendant’s dismissal motion on July 2, 2001. The Defendant’s dismissal motion was denied by the Court on April 4, 2002.

A second stockholder purported class action suit was filed in December 2001 in the federal court in the Southern District of New York against us, some of our executive officers and the chairman of our board, and the underwriters of our initial public offering (collectively, the “IPO Defendants”). One of our directors, Keith B. Geeslin, is employed by the successor to an affiliate of DLJ Capital Corporation, one of the underwriters of our initial public offering. That action alleges that defendants, during the period from July 15, 1999 through December 6, 2000, violated federal securities laws by allocating shares of our initial public offering to favored customers in exchange for their promise to purchase shares in the secondary market at escalating prices. The IPO Defendants believe the claims are without merit and intend to vigorously defend them, although they cannot predict the outcome.

Other than the legal proceedings described above, in the normal course of business, we are subject to proceedings, lawsuits and other claims. While these other legal matters could affect the operating results of any one quarter when resolved in future periods, it is management’s opinion that after final disposition, any monetary liability or financial impact to Paradyne, beyond that provided in the condensed consolidated balance sheet at March 31, 2002, would not be material to our annual consolidated financial statements.

9.    Acquisition of Elastic Networks Inc. and Intangible Assets

On March 5, 2002, the Company acquired 100% of the capital stock of Elastic Networks, of Alpharetta, Georgia, in exchange for 7,623,875 shares of our common stock. Using an average market value of $3.77 per share (using the average of the closing prices during the 7 trading days surrounding the December 27, 2001 announcement of the acquisition), the purchase price was approximately $28.7 million. Additionally, the Company incurred $1.4 million in acquisition costs. The acquisition has been accounted for under the purchase method of accounting, which resulted in the recognition of approximately $16.0 million in intangible assets. At the acquisition date the major categories of assets and liabilities and their values were as follows:

Cash	$10.9
Restricted cash committed for inventory purchases	5.1
Accounts receivable	2.1
Inventories	3.0
Other assets	.5
Property, plant & equipment	1.5
Accounts payable	2.5
Payroll & benefit related	.5
Other liabilities	6.0

The amounts assigned to developed technology and purchased customer relationships, at the acquisition date were based on an appraisal by an independent valuation company. The Company assigned $2.8 million to purchased research and development based in part, on the appraisal and the remainder on the development cost incurred by Elastic Networks, which was written off during the current period and reported as part of research and development. The amounts assigned to intangible assets, not subject to amortization, principally goodwill, is $6.6 million, none of which will be deductible for income tax purposes because Elastic Networks was acquired in a tax-free reorganization. The assigned values and amortization periods for developed technology and purchased customer relationships are provided in detail below:

Intangible Asset	Amortization Period	Amount
Developed Technology (including patents)	7 years	$4.6 million
Purchased Customer Relationships	4 years	$2.0 million

During the current period total amortization expense was $78,000. It is estimated that amortization expense will amount to $.9 million for the remainder of 2002, $1.2 million for each of the years 2003, 2004 and 2005, and $.7 million for 2006.

Elastic Networks designs high-speed, broadband communications products that have the advantages of high-speed access for the in-building broadband market and can operate effectively over lower quality lines. Elastic Networks was acquired for several reasons, including: it launches Paradyne into the in-building DSL market; Elastic Networks has a strong complimentary base of independent telephone companies as customers; Elastic Networks’ EtherLoop product is an important technology to Paradyne; and Elastic Networks’ cash and working capital will improve our balance sheet.

The following unaudited pro-forma summary presents (in thousands, except for per share data) the consolidated results of operations of the Company as if the acquisition had occurred at the beginning of the periods presented herein. This presentation is for informational purposes only and does not purport to be indicative of what would have occurred had the acquisitions been made as of these dates or of results which may occur in the future.

	Three Months Ended March 31,
	2002	2001
Revenue	$40,907	$38,750
Net Loss	(10,666)	(36,068)
Diluted Earnings Per Share	$(0.27)	$(1.11)

10.    Income Tax Refund

The Job Creation and Worker Assistance Act of 2002 enacted on March 9, 2002 enables the Company to carry back its 2001 net operating loss to 1998. After carrying the 2001 loss back, the Company will realize an income tax refund of $1.6 million $.9 million of which is reflected as an income tax benefit in the Condensed Consolidated Statement of Operations and $.7 million is reflected as additional paid-in capital on the Condensed Consolidated Balance Sheet.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and other sections of this Form 10-Q contain forward-looking statements that involve risks and uncertainties. These forward-looking statements are made pursuant to the “safe-harbor” provisions of the Private Securities Litigation Reform Act of 1995 and are made based on management’s current expectations or beliefs as well as assumptions made by, and information currently available to, management. All statements regarding future events, our future financial performance and operating results, our business strategy and our financing plans are forward-looking statements. In many cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue,” or the negative of such terms and other comparable terminology. These statements are only predictions. Known and unknown risks, uncertainties and other factors could cause our actual results to differ materially from those projected in the forward-looking statements.

The information contained in this Form 10-Q is not a complete description of our business or the risks associated with an investment in us. Readers are referred to documents filed by Paradyne with the Securities and Exchange Commission, specifically our most recent Form 10-K and other filings, which identify important risk factors that could cause actual results to differ from those contained in the forward-looking statements, including: the timing and amount of expense reduction; the uncertainty of litigation, including punitive stockholder class actions; a reliance on international sales; rapid technological change that could render Paradyne’s products obsolete; the uncertain acceptance of new telecommunications services based on DSL; substantial dependence on network service providers who may reduce or discontinue their purchase of products or services at any time; the timing and amount of, or cancellation or rescheduling of, orders of Paradyne’s products to existing and new customers; possible inability to sustain revenue growth or profitability; dependence on only a few customers for a substantial portion of Paradyne’s revenue; highly competitive markets; reliance on sales of access products to BB Technologies Corporation (a newly formed subsidiary of SOFTBANK CORP.), Lucent Technologies and Avaya Inc.; dependence on sole and single-source suppliers and the reliability of the raw materials supplied by them to manufacture products under customer contracts; a long and unpredictable sales cycle; the number of DSL lines actually deployed by BB Technologies Corporation and other DSL customers as compared to forecasts; Paradyne’s ability to manufacture adequate quantities of products at forecasted costs under customer contracts; and Paradyne’s ability to manufacture products in accordance with its published specifications.

Overview

We are a leading developer, manufacturer and distributor of broadband and narrowband network access products for network service providers, or NSPs, and business customers. We offer solutions that enable business class, service level managed, high-speed connectivity over the existing telephone network infrastructure and provide for cost-effective access speeds of up to 45 megabits per second. We market and sell our products worldwide to NSPs and business customers through a multi-tier distribution system that includes direct sales, strategic partner sales, NSP sales and traditional distributor or value added reseller sales. We estimate that sales to NSPs represented approximately 85% of our total revenues during the first quarter of 2002. Broadband Technologies Corporation, or BBT, located in Japan, was our only 10% or greater customer during the first quarter of 2002. Direct sales to and services provided to BBT accounted for approximately 41% of our total revenues in the first quarter of 2002. A loss or a significant reduction or delay in sales to any of our major customers could materially and adversely affect our business, financial condition and results of operations.

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

Results of Operations

Three Months Ended March 31, 2002 Compared to Three Months Ended March 31, 2001

Revenues.    Total revenues increased $5.5 million, or 17%, to $38.6 million for the three months ended March 31, 2002 from $33.1 million for the same period in 2001. The increase in total revenues is mostly attributable to strong sales in the international markets, driven by increased shipments of our ReachDSL product to one of our major customers, BBT, in Japan. As a percentage of total revenues, equipment sales were 96% of total revenues for the three months ended March 31, 2002 and 97% for the three months ended March 31, 2001. This decrease in percentage is mostly attributable to the recognition of $.5 million of royalty revenues related to a license agreement with Alcatel’s microelectronics unit.

Gross Margin.    Gross margin increased $3.8 million, or 28.2%, to $17.2 million for the three months ended March 31, 2002 from $13.4 million for the three months ended March 31, 2001. Gross margin as a percentage of total revenues increased to 45% for the three months ended March 31, 2002 from 41% in the same period in 2001.The increases in gross margin was primarily due to increased sales to BBT, in addition to a $1.2 million benefit recognized from the sale of previously written off inventory to this customer. The increase in gross margin percentage was primarily due to this $1.2 million benefit recognized from the sale of previously written off inventory.

Research and Development Expenses.    Research and development expenses decreased $.4 million, or 5%, to $8.1 million for the three months ended March 31, 2002 from $8.5 million for the same period in 2001. The decrease resulted primarily from reductions in personnel-related and facilities-related costs. These reductions are a continuation of the reduced level of expenditures resulting from our business restructuring in the first quarter of 2001 that included the termination of approximately 120 research and development employees and the closing of facilities in Redbank and Fairlawn, New Jersey. (See “Note 5—Business Restructuring Charges” in the Notes to Condensed Consolidated Financial Statements in this Form 10-Q for further information.) Included in first quarter of 2002’s research and development expenses is $2.8 million of purchased research and development, resulting from the acquisition of Elastic Networks. For the three months ended March 31, 2002, research and development expense as a percentage of total revenues, decreased to 21% from 26% in the same period in 2001. This decrease results principally from the overall increase in revenues, in addition to the decrease in research and development expense for the first quarter of 2002.

Selling, General and Administrative (SG&A) Expenses.    SG&A expenses decreased $3.7 million, or 32%, to $7.9 million for the three months ended March 31, 2002 from $11.6 million for the three months ended March 31, 2001. The decreases for the three months ended March 31, 2002 were primarily due to decreases in expenses related to personnel, travel and facilities. Most of the reduced expenditures are a continuation of reduced spending resulting from our business restructuring in the first quarter of 2001 that included the termination of approximately 80 SG&A employees and the closing of facilities in Redbank and Fairlawn, New Jersey. (See “Note 5—Business Restructuring Charges” in the Notes to Condensed Consolidated Financial Statements in this Form 10-Q for further information.). Additionally, we had a restructuring in the first quarter of 2002 that included the termination of approximately 25 SG&A employees, leading to further reductions in SG&A expenses during the quarter. This business restructuring was principally related to Paradyne employees released from the business in connection with the acquisition of Elastic Networks Inc. SG&A expense as a percentage of total revenues decreased to 20% for the first quarter of 2002 from 35% for the same period in 2001. This decrease was primarily attributable to the significant increase in revenue and the significant decrease in SG&A expense during the first quarter of 2002 from first quarter of 2001 levels.

Impairment of Intangible Assets. During the first quarter of 2002 there were no charges for the impairment of intangible assets, whereas there was a $1.6 million charge in the first three months of 2001.The charge in the first quarter of 2001 resulted from the write-off of the net book value of an “Acquired Workforce” intangible that was originally recorded in the second quarter of 2000 as part of the purchase of substantially all of the assets of CRC. As part of the restructuring that occurred in the first quarter of 2001, we announced that we were closing the Fairlawn, New Jersey facility and that substantially all of the employees at that facility would be terminated in 2001. Since the value of the in-place work force (who were terminated) was the basis of recording the acquired workforce intangible, we recorded an impairment charge for the remaining value of the asset.

Amortization of Intangible Assets and Deferred Stock Compensation. The amortization of intangible assets and deferred stock compensation decreased by $.3 million to $.2 million for the three months ended March 31, 2002 from $.5 million for the same period in 2001. The amortization of intangible assets which occurred in the first three months of 2002 relates to developed technology, including patents and customer relationship intangibles that were recorded as part of the acquisition of Elastic Networks Inc. in March 2002. The amortization of intangible assets, which occurred in the first quarter of 2001, was attributable to goodwill and acquired work force that resulted from the purchase of substantially all of the assets of CRC in the second quarter of 2000 (see “Impairment of Intangible Assets”). We wrote off all of the intangible assets related to the CRC purchase in the first two quarters of 2001 as a result of being impaired. It is expected that amortization of intangible assets will be approximately $.3 million per quarter for the remainder of 2002. The amortization of deferred stock compensation is related to the granting of stock options to key employees at prices deemed to be below fair market value for financial reporting purposes.

Business Restructuring Charges. During the first quarter of 2002 we incurred business restructuring expenses of $1.0 million as a result of the termination of approximately 8% of our workforce. This business restructuring primarily related to the release of certain of our employees in connection with the acquisition of Elastic Networks. and represented severance payments. During the first quarter of 2001, we incurred expenses of $3.8 million related to our plans to reduce expenses. This action was necessitated by the deterioration of the telecommunications equipment market, which resulted in reduced demand for our equipment. The 2001 restructuring expenses include severance payments for the termination of approximately 220 employees and costs incurred in conjunction with the consolidation of our facilities by closing two development centers located in New Jersey and one office building in Florida.

Interest and Other (Income) Expense, Net. Interest and other (income) expense, net, decreased by $.5 million to $.1 million of income for the three months ended March 31, 2002, from $.6 million of income for the same period in 2001. Interest and other (income) expense, net, is related to interest income on short term investments, technology sales, income from fees, interest on notes payable and borrowings under lines of credit and foreign exchange gains and losses. This decrease in income for the three months ended March 31, 2002 was primarily attributable to the recognition of $.5 million of commitment fee income, net of expenses, received in connection with the termination of a credit facility with a customer during the first quarter of 2001 not repeated during the current quarter.

Provision (Benefit) For Income Taxes. Benefit for income taxes was $.9 million for the first quarter of 2002 compared to $0 for the same period in 2001. The tax benefit results from our ability to carry back our 2001 tax loss to prior years and obtain a tax refund of $1.6 million due to the Job Creation and Worker Assistance Act of 2002 that was enacted in March 2002. Of this refund, a $.9 million tax benefit was recognized by us (and under tax accounting rules, an additional $.7 million of tax refund was recorded to paid in capital in the balance sheet).

Liquidity and Capital Resources

Net cash provided by operations for the three months ended March 31, 2002 totaled $3.4 million. Net income of $.9 million was adjusted for non-cash impacting items including depreciation and amortization, allowance for bad debts, purchased in-process research and development related to the acquisition of Elastic Networks, and loss on sale of assets, resulting in an adjusted net income of $5.7 million. Also contributing to positive cash from operating activities for the first quarter of 2002 were reductions in inventory, restricted cash committed to acquire inventory from the Elastic Networks acquisition, and accounts receivable. The $5.1 million reduction in restricted cash was due to the acquisition of inventory from Elastic Network’s contract manufacturer as part of the integration of Elastic Networks. Despite the increase in inventory due to this conversion of restricted cash, inventory declined $3.0 million during the first quarter of 2002 largely due to sales to BBT. Contributing to decreases to cash from operations were decreases in accounts payable of $7.0 million and payroll and benefit related liabilities of $4.3 million. Accounts payable reductions related to the payments of inventory purchased in the fourth quarter of 2001 and decreases in payroll and benefit related liabilities reflect the payment of employee bonuses in the first quarter of 2002. Cash provided by operating activities in the amount of $3.4 million reflects changes in asset and liability balances during the period, net of the effects of the initial acquisition of asset and liability balances of Elastic Networks on March 5, 2002. Changes in balances during the quarter, therefore, reflect actual cash receipts and payments by Paradyne for the entire period and by Elastic Networks (as part of Paradyne) only for the period from acquisition through the end of the quarter.

Cash provided by investing activities in the amount of $8.4 million, reflects $8.8 million cash, net of transaction costs, acquired in the March 5, 2002 acquisition of Elastic Networks; offset by $.4 million of capital expenditures for the first quarter of 2002, net of proceeds from the sale of property, plant and equipment. The low level of capital expenditures reflects the very tight controls placed on cash expenditures as a result of a slowdown in business activity.

Net cash of approximately $1.2 million provided by financing activities during the first quarter of 2002 was mostly due to the exercise of stock options.

We had $50.8 million of cash and cash equivalents at March 31, 2002, representing an increase of $12.9 million from $37.9 million at December 31, 2001. Working capital increased $19.3 million from $47.9 million at December 31, 2001 to $67.2 million at March 31, 2002 primarily due to the acquisition of Elastic Networks.

On July 16, 2001, we entered into an agreement (the “Credit Agreement”) with Foothill Capital Corporation, a wholly-owned subsidiary of Wells Fargo & Company, to provide a secured revolving line of credit in the amount of $17.5 million with availability subject to a borrowing base formula. At our option, the interest rate will either be the prime rate published by Wells Fargo plus .75% or the LIBOR (London Interbank Offered Rate) rate plus 2.75%. In no event will the borrowing rate be lower than 7%. The Credit Agreement contains financial covenants limiting the maximum amount of capital expenditures we can make and requiring it to meet minimum Earnings Before Interest, Taxes, Depreciation and Amortization, or EBITDA, targets. We are able to borrow up to a maximum of $17.5 million based on the amount of our accounts receivable and inventory. There are restrictions on the eligible amounts of both the accounts receivable and the inventory. In order to obtain this line of credit, we paid the lender a closing fee of $150,000 and will pay a monthly servicing fee of $4,000 (since reduced to $3,000), an unused line fee of .375% of the balance not borrowed under the line of credit each month, and we will be responsible for audit and appraisal fees. If we fail to pay amounts due under the loan when due and payable, or if we fail to perform specified terms of the Credit Agreement, we will be in default if we have previously borrowed under the Credit Agreement. In the event of default we will no longer be able to borrow under the Credit Agreement and we would have to immediately repay any amounts owed the lender. We may cancel the Credit Agreement at any time, but we would have to pay a cancellation premium starting at 3% of the maximum borrowing at the inception of the Credit Agreement, reducing as the Credit Agreement matures to 1% of the maximum borrowing during the last year of the Credit Agreement. No borrowings have been made under the Credit Agreement as of March 31, 2002. In March 2002, Foothill Capital and we agreed to amend the Credit Agreement to specifically waive two provisions of the Credit Agreement, consent to the Company’s formation of a new subsidiary, consent to the activities of this new subsidiary, and consent to our acquisition of Elastic Networks. We, in turn, waived the provision of the Credit Agreement which limited the amount of attorney’s fees in order to allow for the fees necessary to prepare this amendment.

In September 2001, our Board of Directors authorized a stock repurchase program of up to $1.0 million worth of outstanding Paradyne common stock over a period of one year. In connection with the acquisition of Elastic Networks, we decided not to reacquire any stock under the existing stock repurchase program.

Direct sales to BBT accounted for approximately 41% of our total revenues for the three months ended March 31, 2002. Our letter of credit arrangement with BBT has assisted us in effectively managing our cash flow by enabling quick collection of payment. Most of the financial benefit of the contract with BBT ended at the end of the first quarter of 2002.

We believe that our current cash position, together with cash flows from operations, our efforts to monitor and control expenditures and our line of credit facility with Foothill Capital, will be sufficient to meet our working capital needs for at least the next twelve months.

Recent Trends and Developments

There continues to be reductions in spending on networking equipment among smaller communications companies, including competitive local exchange carriers, or CLECs. Companies are continuing to change their build-out strategies amid increased competition, and some companies are experiencing decreases in funds available from the capital investment markets. Many of the growth opportunities for telecommunications equipment manufacturers are in the international markets. Approximately 59% of our equipment sales revenues in the first quarter of 2002 were international, compared to 26% in the first quarter of 2001.

In late July 2001, we were awarded and signed a $46.0 million contract with BBT for our Hotwire(R) Reach DSL product. The service provider agreed to deploy over 200,000 lines of our ReachDSL solution. The contract requires that BBT make payments to us in U.S. dollars. For the first quarter of 2002, in accordance with terms of our contract, BBT purchased approximately $15.7 million of products and services from us, making it our largest customer for the first quarter of 2002. With these and purchases in previous quarters, BBT has substantially fulfilled the contract.

On January 29, 2002, we announced that Alcatel has licensed Paradyne’s ReachDSLTM technology for its microelectronics unit to jointly develop and produce a new generation of ADSL chipsets. Known as ADSL/R, this chipset will combine standard ADSL technology with Paradyne’s patented ReachDSL technology. As part of this agreement, Paradyne has granted Alcatel’s microelectronics unit a license to use its ReachDSL technology for production of both central office and customer premise equipment chipsets. Additionally, we recognized $.5 million of royalty revenues related to this agreement in the first quarter of 2002.

On March 5, 2002 we acquired 100% of the capital stock of Elastic Networks in exchange for 7,623,875 shares of our common stock. Elastic Networks designs high-speed, broadband communications products that have the advantages of high-speed access for the in-building broadband market and can operate effectively over lower quality lines. Elastic Networks was acquired for several reasons, including: it launches Paradyne into the in-building DSL market; Elastic Networks has a strong complimentary base of independent telephone companies as customers; Elastic Networks’ EtherLoop product is an important technology to Paradyne; and Elastic Networks’ cash and working capital will improve our balance sheet.

Inflation

Because of the relatively low levels of inflation experienced in 2001 and 2002 to date, inflation did not have a significant effect on our results in such periods.

Critical Accounting Policies and Estimates

Our critical accounting policies are those where we have made the most difficult, subjective or complex judgements in making estimates, where these estimates can significantly impact our financial results under different assumptions and conditions. Our critical accounting policies are:

•	Revenue Recognition/Allowance for Doubtful Accounts

•	Inventories

•	Legal Contingencies

•	Warranty Obligations

Revenue Recognition/Allowance for Doubtful Accounts

Our revenue recognition policy follows SEC Staff Accounting Bulletin No. 101, entitled “Revenue Recognition in Financial Statements”, which summarizes existing accounting literature, and requires that four criteria be met prior to recognizing revenue. These four criteria, which are the core of our accounting policy, are: (1) evidence of a sales arrangement exists; (2) delivery has occurred or services have been rendered; (3) our price to the buyer is fixed or determinable; and (4) collectibility is reasonably assured. It is the fourth criteria that requires us to make significant estimates.

Paradyne estimates amounts potentially owing to customers for incentive offerings, special pricing agreements, price protection, promotions, volume incentives, and in very limited cases to resellers for stock rotation. These estimates are taken as reductions to revenue pending completion of the various programs. In periods of slower sales growth, some of these incentives may be increased which will also decrease the amount of revenues recorded by Paradyne. Additionally, Paradyne reduces revenue for estimated bad debts due to the customer’s inability to pay or estimated customer billing adjustments based on past experience. We use our best judgement to estimate these reductions to revenue in the period they occur based on facts available at the balance sheet date.

Inventories

Because of the long lead times to obtain raw materials in our industry, we must maintain sufficient quantities of inventory of our many products to meet expected demand. If actual demand is much lower than forecasted, we may not be able to dispose of our inventory at or above its cost. We write-down our inventory for estimated excess and obsolete amounts to the lower of cost or market. With the significant decline in customer demand, for example, we significantly wrote-down our inventory in both 2000 and 2001. If future demand is lower than currently estimated, additional write-downs may be required.

Legal Contingencies

We currently have several legal proceedings in process including the securities actions discussed in Part II, Item 1—“legal proceedings” of this Form 10-Q. Although we have established a liability in an amount estimating the reasonably probable future liability of these claims we can not be sure about the outcome of these cases. If the outcome of one or more of these cases is adverse to us, it could have a materially adverse impact on our business, financial condition and results of operations.

Warranty Obligations

We generally provide a 12-month warranty to customers for products sold. We also have some outstanding warranty obligations for prior year sales of products with 24 and 60-month warranties. Although we have recorded a warranty liability that we estimate is adequate based on historical experience, it is possible that we could experience higher than expected warranty claims which would subject us to increased costs. In some cases these claims could be due to defective raw materials purchased from our vendors. If our vendor is unable to reimburse us for the cost of repairing or replacing the defective product, we would have to bear this cost to the customer.

Recently Issued Financial Accounting Standards

In August 2001, SFAS No. 144, entitled “Accounting for the Impairment or Disposal of Long-Lived Assets,” was issued, replacing SFAS No. 121, entitled “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and portions of APB Opinion 30, entitled “Reporting the Results of Operations.” SFAS No. 144 provides a single accounting model for long-lived assets to be disposed of and changes the criteria that would have to be met to classify an asset as held-for-sale. SFAS No. 144 retains the requirement of APB Opinion 30 to report discontinued operations separately from continuing operations and extends that reporting to a component of an entity that either has been disposed of or is classified as held for sale. SFAS No. 144 is effective January 1, 2002 and was adopted by us as of that date. The adoption of SFAS No. 144 did not have a material impact on our financial condition or results of operations in the three months ended March 31, 2002.

In July 2001, the FASB issued SFAS No. 141, entitled “Business Combinations” and SFAS No. 142, entitled “Goodwill and Other Intangible Assets.” SFAS No. 141 establishes accounting and reporting for business combinations by requiring that all business combinations initiated after June 30, 2001 be accounted for under the purchase method. Use of the pooling-of-interests method is no longer permitted. The adoption of SFAS No. 141 did not have a material impact on our financial condition or results of operations. SFAS No. 142 requires that goodwill no longer be subject to amortization, with related charges to earnings, but instead, be reviewed at least annually for impairment. We adopted this statement effective January 1, 2002 and the initial adoption has had no impact to our financial statements because at January 1, 2002 we had no goodwill or intangible assets recorded on our books. On March 5, 2002, we acquired Elastic Networks. As part of purchase accounting we recorded $6.6 million of intangible assets that are subject to amortization and approximately $6.6 million of goodwill, which is not subject to amortization.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not engage in investing in or trading market risk sensitive instruments. We also do not purchase, for investing, hedging, or for purposes “other than trading”, instruments that are likely to expose us to market risk, whether interest rate, foreign currency exchange, commodity price or equity price risk, except as noted in the following paragraph. We have not entered into any forward or futures contracts, purchased any options or entered into any interest rate swaps. Additionally, we do not currently engage in foreign currency hedging transactions to manage exposure for transactions denominated in currencies other than U.S. dollars.

We do not currently have any indebtedness other than capital lease obligations of approximately $0.8 million as of March 31, 2002. If we were to borrow from our revolving line of credit facility with Foothill Capital Corporation, we would be exposed to changes in interest rates. We are also exposed to changes in interest rates from investments in some held-to maturity securities. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes.

PART II    OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

Following Paradyne’s September 28, 2000 press release regarding contemplated third quarter results, several securities class action suits (collectively, the “Securities Actions”) against Paradyne, Andrew May, Paradyne’s Chief Executive Officer and President at the time, Patrick Murphy, Paradyne’s Chief Financial Officer and Senior Vice President, Thomas Epley, Paradyne’s Chairman of the Board and Sean Belanger, current Chief Executive Officer and President (collectively, the “Defendants”), were filed in October 2000 in the United States District Court for the Middle District of Florida, Tampa Division. Plaintiffs include the following stockholders: Steven Barrios, Hayes Ho, Jacob Turner, Robert Preston, Ron Walker, Jerold B. Hoffman and Amy K. Hoffman. The Securities Actions allege violations by the Defendants of the securities anti-fraud provisions of the federal securities laws, specifically Section 10(b) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. The Securities Actions further allege that the individual defendants May, Murphy and Epley are liable under Section 20(a) of the Securities Exchange Act as “control persons of Paradyne”. The plaintiffs purport to represent a class of investors during a purported class period of September 28, 1999 through September 28, 2000 and allege, in effect, that the Defendants during that time, through material misrepresentations and omissions, fraudulently or recklessly inflated the market price of Paradyne’s stock by allegedly erroneously reporting that Paradyne was performing well, that its inventories were properly stated, and that its customer base and product demand were solid. The Securities Actions seek damages under the fraud-on-the-market theory in an unspecified amount for the purported class for the alleged inflated amount of the stock price during the class period. The Defendants filed a motion on May 25, 2001, asking the court to dismiss the complaint, with prejudice, after which the Plaintiffs filed a memorandum of law in opposition to Defendant’s dismissal motion on July 2, 2001. This motion was denied by the courts on April 4, 2002. The Defendants believe the claims are without merit and intend to vigorously defend them, although they cannot predict the outcome. Paradyne has engaged the law firm of Holland and Knight, LLP as its legal counsel in this litigation.

A second stockholder purported class action suit was filed in December 2001 in the federal court in the Southern District of New York against us, some of our executive officers and the chairman of our board, and the underwriters of our initial public offering (collectively, the “IPO Defendants”). One of our directors, Keith B. Geeslin, is employed by the successor to an affiliate of DLJ Capital Corporation, one of the underwriters of our initial public offering. That action alleges that defendants, during the period from July 15, 1999 through December 6, 2000, violated federal securities laws by allocating shares of our initial public offering to favored customers in exchange for their promise to purchase shares in the secondary market at escalating prices. The IPO Defendants believe the claims are without merit and intend to vigorously defend them, although they cannot predict the outcome.

Other than the legal proceedings described above, in the normal course of business, we are subject to proceedings, lawsuits and other claims. While these other legal matters could affect the operating results of any one quarter when resolved in future periods, it is management’s opinion that after final disposition, any monetary liability or financial impact to Paradyne, beyond that provided in the consolidated balance sheet at March 31, 2002, would not be material to our annual consolidated financial statements.

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

Our registration statement on Form S-1 (Registration No. 333-76385) was declared effective on July 15, 1999 and our initial public offering commenced on July 16, 1999. We received net proceeds of approximately $62.2 million after deducting estimated underwriting discounts, commissions and offering expenses. As of March 31, 2002, we had used approximately $52.5 million of the net proceeds to repay all the outstanding indebtedness from our now-expired revolving line of credit facility with Bank of America, to pay for certain capital expenditures, to augment working capital and to fund the acquisition of CRC. We intend to use the remainder of the net proceeds for general corporate purposes, including working capital and additional capital expenditures. We continue to assess the specific uses and allocations for these remaining funds.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On March 5, 2002, we held a special meeting of our stockholders to consider and vote upon a proposal to issue shares of our common stock in the merger contemplated by the Agreement and Plan of Merger, dated as of December 27, 2001, as amended on January 4, 2002, by and among Paradyne, Phoenix Merger Sub, Inc., our wholly-owned subsidiary, and Elastic Networks and a proposal to adopt an amendment to our amended and restated certificate of incorporation to increase the total number of shares of capital stock that we are authorized to issue from 65,000,000 to 85,000,000 shares and to increase the number of shares of common stock that we are authorized to issue from 60,000,000 to 80,000,000 shares. As to the proposal to issue shares of our common stock in connection with the merger, 22,705,196 shares of our common stock voted for the proposal, 260,947 voted against the proposal and 31,883 abstained from the proposal. As to the proposal to adopt an amendment to our amended and restated certificate of incorporation, 22,529,247 shares of our common stock voted for the proposal, 425,968 voted against the proposal and 42,811 abstained from the proposal.

ITEM 5.    OTHER INFORMATION

On March 6, 2002, Andrew S. May, whose term was scheduled to expire at the 2002 annual meeting of stockholders, resigned as a Class III director of Paradyne. On March 28, 2002, Peter F. Van Camp, whose term was scheduled to expire at the 2004 annual meeting of stockholders, resigned as a Class III director of Paradyne. Neither Mr. May nor Mr. Van Camp resigned because of a disagreement with Paradyne’s operations, policies or practices. In connection with those resignations, the board of directors of Paradyne has reduced the size of the board of directors from seven members to five members.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(b) Reports on Form 8-K

On January 8, 2002, we filed a Current Report on Form 8-K/A to reflect that on January 4, 2002, the parties entered into an amendment (the “Amendment”) of the Agreement and Plan of Merger dated December 27, 2001 by and among the Company, Phoenix Merger Sub Inc., our wholly-owned subsidiary, and Elastic Networks (the “Merger Agreement”,) to reflect that the anticipated amendment to Paradyne’s certificate of incorporation (to increase the number of authorized shares of common stock) would require the approval of the holders of at least 66 2/3% of Paradyne’s outstanding stock entitled to vote. The Amendment further revised the obligation of Elastic Networks to notify its option holders of their exercise rights to a seven-day notice period from the date of the Merger Agreement. No financial statements were required to be filed as part of the Form 8-K or the amendment thereto.

On January 16, 2002, we filed a Current Report on Form 8-K under Item 5 (Other Events) regarding “Risks Related to the Business of Paradyne Networks, Inc.” No financial statements were required to be filed as part of this Form 8-K.

On January 30, 2002, we filed a Current Report on Form 8-K, under Item 5 (Other Events) regarding the announcement of our 2001 fourth quarter and year-end results, certain forward-looking statements for the first quarter of 2002 and our new license agreement with Alcatel’s semiconductor unit. No financial statements were required to be filed as part of this Form 8-K.

On February 28, 2002, we filed a Current Report on Form 8-K under Item 5 (Other Events) regarding the public announcement of the closing net adjusted working capital amount used in calculating the merger consideration under the Merger Agreement. No financial statements were required to be filed as part of this Form 8-K.

On March 19, 2002, we filed a Current Report on Form 8-K to reflect that on March 5, 2002, Paradyne, Phoenix Merger Sub, Inc. and Elastic Networks consummated the merger of Phoenix Merger Sub, Inc. with and into Elastic Networks pursuant to which Elastic Networks became a wholly-owned subsidiary of Paradyne. The financial statements required by this item will be filed by amendment not later than 60 days after the date the initial report must be filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  May 15, 2002
PARADYNE NETWORKS, INC.

By:	/s/ SEAN E. BELANGER
Sean E. Belanger President, Chief Executive Officer and Director

Date:  May 15, 2002

By:	/s/ PATRICK M. MURPHY
Patrick M. Murphy Senior Vice President, Chief Financial Officer, Secretary and Treasurer (Principal Financial and Accounting Officer)