Form 10-Q
period 2002-06-30
PARADYNE NETWORKS INC
filed 2002-08-14
CIK 76174

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                          to

Commission File No. 000-26485

PARADYNE NETWORKS, INC.
(Exact name of registrant as specified in its charter)

Delaware	75-2658219
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
8545 126th Avenue North
Largo, Florida 33773
(Address of principal executive offices, zip code)

(727) 530-2000
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

The number of shares of the registrant’s common stock outstanding at August 9, 2002, the latest practicable date, was 42,566,354.

INDEX

PART I FINANCIAL INFORMATION

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

PARADYNE NETWORKS, INC.

CONDENSED UNAUDITED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	June 30, 2002	December 31, 2001
ASSETS
Current assets:
Cash and cash equivalents	$51,903	$37,866
Accounts receivable less allowance for doubtful accounts of $2,842 and $2,950 at June 30, 2002 and December 31, 2001, respectively	13,941	15,489
Income tax receivable	1,613	72
Inventories	19,524	17,386
Prepaid expenses and other current assets	2,063	1,493

Total current assets	89,044	72,306
Property, plant and equipment, net	12,900	13,135
Goodwill and intangible assets, net	13,393	—
Other assets	498	638

Total assets	$115,835	$86,079

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,048	$11,239
Current portion of debt	631	484
Payroll and benefit related liabilities	3,955	6,774
Other current liabilities	10,617	5,941
Total current liabilities	20,251	24,438
Long term liabilities	772	444

Total liabilities	$21,023	$24,882

Commitments and contingencies (See Note 8)
Stockholders’ equity:
Preferred stock, par value $.001; 5,000,000 shares authorized, none issued or outstanding	—	—
Common stock, par value $.001; 80,000,000 shares authorized, 42,563,715 and 33,266,780 shares issued and outstanding as of June 30, 2002 and December 31, 2001, respectively	42	33
Additional paid-in capital	139,159	104,996
Accumulated deficit	(43,176)	(43,373)
Notes receivable for common stock	(114)	(352)
Other equity adjustments	(1,099)	(107)

Total stockholders’ equity	94,812	61,197

Total liabilities and stockholders’ equity	$115,835	$86,079

See accompanying Notes to Condensed Unaudited Consolidated Financial Statements

PARADYNE NETWORKS, INC.

CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Revenues:
Sales	$25,429	$26,883	$62,452	$58,990
Services	1,112	1,082	2,141	2,082
Royalties	191	250	697	250

Total revenues	26,732	28,215	65,290	61,322
Total cost of sales	11,421	26,885	32,790	46,580

Gross Margin	15,311	1,330	32,500	14,742
Operating expenses:
Research and development (includes $2,830 of purchased R&D in March 2002)	6,525	6,035	14,669	14,601
Selling, general & administrative	9,484	9,143	17,356	20,716
Impairment of intangible assets	0	4,159	0	5,761
Amortization of intangible assets and deferred stock compensation	428	273	615	772
Business restructuring charges	0	0	1,011	3,807

Total operating expenses	$16,437	$19,610	$33,651	$45,657

Operating loss	(1,126)	(18,280)	(1,151)	(30,915)
Other (income) expenses:
Interest, net	(263)	(183)	(413)	(355)
Other, net	(137)	16	(76)	(387)

Loss before provision for income tax	(726)	(18,113)	(662)	(30,173)
Provision (benefit) for income taxes	0	0	(859)	0

Net income (loss)	$(726)	$(18,113)	$197	$(30,173)

Weighted average number of common shares outstanding
Basic	42,252	32,834	39,206	32,677
Diluted	42,252	32,834	41,824	32,677
Earnings (loss) per common share
Basic	$(0.02)	$(0.55)	$0.01	$(0.92)
Diluted	(0.02)	(0.55)	0.00	(0.92)
Consolidated Statements of Comprehensive Income (loss)
Net income (loss)	(726)	(18,113)	197	(30,173)
Translation adjustments	27	132	49	76

Comprehensive income (loss)	$(699)	$(17,981)	$246	$(30,097)

See accompanying Notes to Condensed Unaudited Consolidated Financial Statements

PARADYNE NETWORKS, INC.

CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended June 30,
	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$197	$(30,173)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Reserve for (income from reversal of) inventory write-off	(4,071)	10,905
Loss on sale of assets	168	392
Decrease in allowance for bad debts	(108)	(269)
Depreciation and amortization	3,946	4,510
Purchased in-process research and development	2,830	—
Impairment of intangible asset	—	5,761
Decrease in assets, net of effects of acquisition:
Receivables	3,028	16,219
Restricted cash committed for inventory purchases	5,067	—
Inventories	6,827	9,556
Other assets	106	1,825
(Decrease) in liabilities, net of effects of acquisition:
Accounts payable	(7,948)	(10,782)
Payroll and related liabilities	(3,359)	(1,747)
Other current liabilities	(802)	(2,661)

Net cash provided by operating activities	$5,881	$3,536

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Cash used to acquire net assets	(3,225)	(1,500)
Cash acquired in business acquisition, net of transaction costs	8,814	—
Capital expenditures	(931)	(465)
Proceeds from sale of property, plant and equipment	34	735

Net cash provided by (used) in investing activities	$4,692	$(1,230)

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Proceeds from stock transactions	3,660	1,052
Borrowings under other debt obligations	—	231
Repayments under other debt obligations	(245)	(442)

Net cash provided by financing activities	3,415	841

Effect of foreign exchange rate changes on cash	49	76

Net increase in cash and cash equivalents	14,037	3,223
Cash and cash equivalents at beginning of period	37,866	19,821

Cash and cash equivalents at end of period	$51,903	$23,044

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
NON-CASH TRANSACTIONS
Stock issued for notes	$(238)	$(192)

Recoverable taxes related to stock option exercises	$725	$—

Acquisition of business for stock (see Note 9)	$28,742	$—

See accompanying Notes to Condensed Unaudited Consolidated Financial Statements

PARADYNE NETWORKS, INC.

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)

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

The accompanying condensed unaudited consolidated financial statements include the results of the Company and its wholly-owned subsidiaries: Paradyne Corporation; Paradyne Canada Ltd.; Paradyne International Ltd.; Paradyne Worldwide Corp.; Ark Electronic Products, Inc.; Paradyne Finance Corporation; Paradyne International Sales Ltd.; Paradyne Services, LLC and Elastic Networks Inc. The results for Elastic Networks have been included in these financial statements from the date of acquisition (March 5, 2002) through June 30, 2002. Intercompany accounts and transactions have been eliminated in consolidation.

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

2.     Recently Issued Financial Accounting Standards:

In June 2002, the Financial Accounting Standards Board (FASB) voted in favor of issuing FASB Statement No. 146, entitled “Accounting for Exit or Disposal Activities”. SFAS 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the Emerging Issues Task Force (EITF) has set forth in EITF Issue No. 94-3, entitled, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”. The scope of SFAS 146 also includes (1) costs related to terminating a contract that is not a capital lease and (2) termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS No. 146 is effective January 1, 2003. The Company is currently reviewing the impact of SFAS 146 on its financial condition.

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

PARADYNE NETWORKS, INC.

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands, except per share data)

SFAS No. 144 is effective January 1, 2002 and was adopted by the Company as of that date. The adoption of SFAS No. 144 did not have a material impact on the Company’s financial condition or results of operations in the six months ended June 30, 2002.

In July 2001, the FASB issued SFAS No. 141, entitled “Business Combinations” and SFAS No. 142, entitled “Goodwill and Other Intangible Assets.” SFAS No. 141 establishes accounting and reporting for business combinations by requiring that all business combinations initiated after June 30, 2001 be accounted for under the purchase method. Use of the pooling-of-interests method is no longer permitted. The adoption of SFAS No. 141 did not have a material impact on the Company’s financial condition or results of operations. SFAS No. 142 requires that goodwill no longer be subject to amortization, with related charges to earnings, but instead, be reviewed at least annually for impairment. The Company adopted this statement effective January 1, 2002 and the initial adoption had no impact to its financial statements because at January 1, 2002, the Company had no goodwill or intangible assets recorded on its books. On March 5, 2002; the Company acquired Elastic Networks. As part of purchase accounting, the Company recorded approximately $6.6 million of intangible assets that are subject to amortization and approximately $6.6 million of goodwill, which is not subject to amortization. On May 20, 2002; the Company acquired certain key assets from Jetstream Communications for $3.0 million and it incurred $.2 million in acquisition costs. The Company recorded approximately $.5 million in intangible assets that are subject to amortization, but no goodwill was recorded.

3.    Inventories:

Inventories at June 30, 2002 and December 31, 2001 are summarized as follows:

	June 30, 2002	December 31, 2001
Raw Materials	$12,670	$13,233
Work In Process	1,648	2,197
Finished Goods	5,206	1,956

	$19,524	$17,386

4.    Earnings Per Share:

The following table summarizes the weighted average shares outstanding for basic and diluted earnings per share for the periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Net Income (loss)	$(726)	$(18,113)	$197	$(30,173)

Weighted average number of common shares outstanding
Basic	42,252	32,834	39,206	32,677
Dilutive effect of stock options	—	—	2,618	—

Diluted	42,252	32,834	41,824	32,677

Earnings per common share:
Basic	$(0.02)	$(0.55)	$0.01	$(0.92)
Dilutive effect of stock options	—	—	(0.01)	—

Diluted	$(0.02)	$(0.55)	$0.00	$(0.92)

PARADYNE NETWORKS, INC.

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands, except per share data)

Diluted earnings per share exclude antidilutive stock options of approximately 7.4 million shares for the six months ended June 30, 2002.

5.    Accrued Business Restructuring:

In the first six months of 2002, the Company incurred business restructuring expenses of $1,011 as a result of the termination of approximately 8% of its workforce. This business restructuring primarily related to the release of the Company’s employees in concert with the acquisition of Elastic Networks and represented severance payments. Additionally, included in the net assets acquired in the acquisition of Elastic Networks on March 5, 2002, the Company recorded business restructuring liabilities of $2,281 in severance payments for terminating Elastic Networks employees, the relocation of key Elastic Networks employees and expected costs for the closing of facilities in Alpharetta, Georgia and Hong Kong, China.

During the first six months of 2002, the Company paid $2,485 related to business restructurings. The remaining $1,163 accrued as of June 30, 2002, all of which is expected to be paid during 2002 and 2003, is related to both U.S. and international business restructuring and includes amounts related to both the Company and its newly acquired subsidiary, Elastic Networks. Substantially all payments expected to be made in 2003 are for lease payments for surplus leased facilities. The following table summarizes the activity in the business restructuring accrual for the first six months of 2002:

Beginning balance at January 1, 2002	$356
Additions to accrual in the first six months of 2002 for Paradyne Networks	1,011
Additions to accrual as part of the acquisition of Elastic Networks	2,281
Less payments made in the first six months of 2002 (related to prior periods and current period restructuring)	(2,485)

Ending balance at June 30, 2002	$1,163

6.    Impairment of Intangible Assets:

As part of the restructuring that occurred in the first quarter of 2001, which included the closing of a development facility located in Fairlawn, New Jersey, the Company recorded a $1,602 charge for the impairment of an intangible asset. This charge represented the net book value of the “Acquired Workforce” intangible that was originally recorded in the second quarter of 2000 as part of the purchase of substantially all of the assets of Control Resources Corporation (CRC). Since the value of the in-place workforce (who were terminated) was the basis for recording the acquired workforce intangible, this intangible asset had no future economic value; therefore the Company was required to record impairment for the remaining value of the asset.

Additionally, during June 2001 the Company recorded a $4,159 charge for the impairment of goodwill. This charge represented the unamortized goodwill that was originally recorded as part of the CRC purchase mentioned above. During the second quarter of 2001, revenues from the sale of the products and technology acquired as part of the CRC acquisition were minimal. Because of the Company’s uncertainty of its ability to sell these products in the future, this intangible asset had no future economic value. Consequently, the Company was required to write-off the unamortized balance of the asset.

PARADYNE NETWORKS, INC.

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands, except per share data)

7.    Revolving Credit Facility:

On July 16, 2001, the Company entered into an agreement (the “Credit Agreement”) with Foothill Capital Corporation, a wholly-owned subsidiary of Wells Fargo & Company, to provide a secured revolving line of credit in the amount of $17.5 million with availability subject to a borrowing base formula. At the Company’s option, the interest rate will either be the prime rate published by Wells Fargo plus .75% or the LIBOR (London Interbank Offered Rate) rate plus 2.75%. In no event will the borrowing rate be lower than 7%. The Credit Agreement contains financial covenants limiting the maximum amount of capital expenditures the Company can make and requiring it to meet minimum Earnings Before Interest, Taxes, Depreciation, and Amortization (“EBITDA”) targets. The Company is able to borrow up to a maximum of $17.5 million, which is secured by the value of its accounts receivable and its inventory. There are restrictions on the eligible amounts of both the accounts receivable and the inventory. In order to obtain this line of credit, the Company paid the lender a closing fee of $150 thousand, and will pay a monthly servicing fee of $3 thousand, an unused line fee of .375% of the balance not borrowed under the line of credit each month, and the Company will be responsible for audit and appraisal fees. If the Company fails to pay amounts due under the loan when due and payable, or if it fails to perform specified terms of the Credit Agreement, it will be in default if it has previously borrowed under the Credit Agreement. In the event of default, the Company will no longer be able to borrow under the Credit Agreement and it would have to immediately repay any amounts owed the lender. The Company may cancel the Credit Agreement at any time, but it would have to pay a cancellation premium starting at 3% of the maximum borrowing at the inception of the Credit Agreement, reducing as the Credit Agreement matures to 1% of the maximum borrowing during the last year of the Credit Agreement. In March 2002, Foothill Capital and the Company agreed to amend the Credit Agreement to specifically waive two provisions of the Credit Agreement, consent to the Company’s formation of a new subsidiary, consent to the activities of this new subsidiary and consent to the Company’s acquisition of Elastic Networks. The Company, in turn, waived the provision of the Credit Agreement which limited the amount of attorney’s fees in order to allow for the fees necessary to draft this amendment. No borrowings have been made under the Credit Agreement as of June 30, 2002.

8.    Pending Litigation:

The Company is subject to legal proceedings, claims and liabilities that arise in the ordinary course of business. Due to inherent uncertainties of the litigation process and the judicial system, the Company is unable to predict the outcome of these legal proceedings. The Company has provided, however, for all loss contingencies where it believes it is probable and reasonably estimable (in accordance with SFAS No. 5) that a liability has been incurred. Following the Company’s September 28, 2000 press release regarding third quarter of 2000 results, several securities class action suits (collectively, the “Securities Actions”) against Paradyne and certain of its officers and directors, Andrew May, Paradyne’s Chief Executive Officer and President at the time, Patrick Murphy, Paradyne’s Chief Financial Officer and Senior Vice President, and Thomas Epley, Paradyne’s Chairman of the Board (collectively, the “Defendants”), were filed in October 2000 in the United States District Court for the Middle District of Florida, Tampa Division (the “Court”). Sean E. Belanger, the Company’s current President and Chief Executive Officer and a director, was added as a Defendant in the litigation in April 2001. These actions were later consolidated into one case and the Court appointed Frank Gruttadauria and Larry Spitcaufsky as the lead plaintiffs and the law firms of Milberg Weiss Bershad Hynes & Lerach LLP and Barrack Rodos & Bacine as the lead counsel. The amended consolidated complaint alleges violations by the Defendants of the securities anti-fraud provisions of the federal securities laws, specifically Section 10(b) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. It further alleges that the individual Defendants are liable under Section 20(a) of the Securities Exchange Act as “control persons of Paradyne”. The plaintiffs purport to represent a class of investors during a purported class period of September 28, 1999 through September 28, 2000 and allege, in effect, that the Defendants during that time, through material

PARADYNE NETWORKS, INC.

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands, except per share data)

misrepresentations and omissions, fraudulently or recklessly inflated the market price of the Company’s stock by allegedly erroneously reporting that the Company was performing well, that its inventories were properly stated, and that its customer base and product demand were solid. The Securities Actions seek damages in an unspecified amount for the purported class for the alleged inflated amount of the stock price during the class period. The Defendants believe the claims are without merit and intend to vigorously defend them, although they cannot predict the outcome. The Defendants filed a motion on May 25, 2001, asking the court to dismiss the complaint, with prejudice, after which the Plaintiffs filed a memorandum of law in opposition to Defendant’s dismissal motion on July 2, 2001. The Defendant’s dismissal motion was denied by the Court on April 4, 2002.

A second stockholder purported class action suit was filed in December 2001 in the federal court in the Southern District of New York against the Company, some of the Company’s executive officers and the chairman of the Board, and the underwriters of the Company’s initial public offering (collectively, the “IPO Defendants”). That action alleges that defendants, during the period from July 15, 1999 through December 6, 2000, violated federal securities laws by allocating shares of the initial public offering to favored customers in exchange for their promise to purchase shares in the secondary market at escalating prices. The Securities Actions seek damages in an unspecified amount for the purported class for the losses suffered during the class period as a result of an alleged inflated stock price. The IPO Defendants believe the claims are without merit and intend to vigorously defend them, although they cannot predict the outcome. One of the Company’s directors, Keith B. Geeslin, is employed by the successor to an affiliate of DLJ Capital Corporation, one of the underwriters of the Company’s public offering.

In July 2000, the Lemelson Medical, Educational & Research Foundation Limited Partnership (“Lemelson”) filed suit in the Federal District Court in the District of Arizona against the Company and approximately ninety other defendants. The suit alleges that all the defendants are violating more than a dozen patents owned by the third party which allegedly cover the fields of “machine vision” used extensively in pick-and-place manufacturing of circuit boards and bar code scanning. The Company purchased this equipment from vendors, who it believes may have an obligation to indemnify it in the event that the equipment infringes any third-party patents. The complaint seeks damages in an unspecified amount for the purported patent infringements. The complaint does not specify which defendants or activities allegedly violated which particular patents. The Company has responded with a Motion for More Definite Statement designed to identify the allegedly infringing activities as well as the particular patents and claims allegedly being infringed by it. The Company cannot be sure that it will prevail in this action and any adverse outcome could require it, among other things, to pay royalties to the third party patent owner. Given the lack of specificity in the complaint, it is not currently possible to calculate the potential for, or extent of, any liability resulting from this claim. The Company also cannot be sure that it will not receive other claims alleging infringement in the future. The Company has engaged the law firm of Ganther and Fee as its legal counsel in this litigation.

Other than the legal proceedings described above, in the normal course of business, the Company is subject to proceedings, lawsuits and other claims. While these other legal matters could affect the operating results of any one quarter when resolved in future periods, it is management’s opinion that after final disposition, any monetary liability or financial impact to Paradyne, beyond that provided in the condensed unaudited consolidated balance sheet at June 30, 2002, would not be material to our annual consolidated financial statements.

9.     Acquisitions:

Elastic Networks Inc. and Intangible Assets

On March 5, 2002, the Company acquired 100% of the capital stock of Elastic Networks in exchange for 7,623,875 shares of our common stock. Using an average market value of $3.77 per share (using the average of the closing prices during the 7 trading days surrounding the December 27, 2001 announcement of the acquisition), the purchase price was approximately $28.7 million. Additionally, the Company incurred $1.4 million in acquisition costs. The acquisition has been accounted for under the purchase method of accounting, which resulted in the recognition of approximately $16.0 million in intangible assets. At the acquisition date the major categories of assets and liabilities and their values were as follows (in millions):

Cash	$10.9
Restricted cash committed for inventory purchases	5.1
Accounts receivable	2.1
Inventories	3.0
Other assets	.5
Property, plant & equipment	1.5
Accounts payable	2.5
Payroll & benefit related	.5
Other liabilities	6.0

PARADYNE NETWORKS, INC.

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands, except per share data)

The amounts assigned to developed technology and purchased customer relationships, at the acquisition date were based on an appraisal by an independent valuation company. The Company assigned $2.8 million to purchased research and development based in part, on the appraisal and the remainder on the development cost incurred by Elastic Networks, which was written off during the first quarter of 2002 and reported as part of research and development. The amounts assigned to intangible assets, not subject to amortization, principally goodwill, is $6.6 million, none of which will be deductible for income tax purposes because Elastic Networks was acquired in a tax-free reorganization. The assigned values and amortization periods for developed technology and purchased customer relationships are provided in detail below:

Intangible Asset	Amortization Period	Amount
Developed Technology (including patents)	7 years	$4.6 million
Purchased Customer Relationships	4 years	$2.0 million

Total amortization expense related to the above for the six months ended June 30, 2002 was $.4 million. It is estimated that amortization expense related to the above will amount to $.6 million for the remainder of 2002, $1.2 million for each of the years 2003, 2004 and 2005, and $.7 million for 2006.

Elastic Networks designs high-speed, broadband communications products that have the advantages of high-speed access for the in-building broadband market and can operate effectively over lower quality lines. Elastic Networks was acquired for several reasons, including: it launches Paradyne into the in-building DSL market; Elastic Networks has a strong complimentary base of independent telephone companies, including one Regional Bell Operating Company, as customers; Elastic Networks’ EtherLoop product is an important technology to Paradyne; and Elastic Networks’ cash and working capital improves our balance sheet.

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

	Six Months Ended June 30,
	2002	2001
Revenue	$67,639	$74,965
Net Loss	(11,392)	(62,318)
Diluted Earnings Per Share	$(0.27)	$(1.91)

Jetstream Communications

On May 20, 2002, the Company acquired certain key operating assets and all the intellectual properties from Jetstream Communications for $3.0 million. Additionally, the Company incurred $.2 million in acquisition costs. The acquisition has been accounted for under the purchase method of accounting, which resulted in the recognition of approximately $.5 million in intangible assets. The intangible assets are comprised solely of developed technology, which includes patents as no goodwill was recorded. The developed technology will be amortized over a period of 7 years. At the acquisition date the major categories of assets and their values were as follows (in millions):

Inventory	$1.9
Property, plant & equipment	.8

PARADYNE NETWORKS, INC.

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share data)

Jetstream designs high-speed voice over DSL equipment using ATM and IP (Internet Protocol) technologies. Jetstream was acquired for several reasons, including: Jetstream was market leader in 2001 in voice over DSL, therefore, with the acquisition of the Jetstream assets, the Company quickly gained a strong market presence in one of its targeted markets; the Jetstream sales team had significant relationships with a large base of new customers; and the Company also acquired significant R&D talent in voice over DSL applications.

10.    Income Tax Refund:

The Job Creation and Worker Assistance Act of 2002 enacted on March 9, 2002 enables the Company to carry back its 2001 net operating loss to 1998. After carrying the 2001 loss back, the Company will realize an income tax refund of $1.6 million, $.9 million of which is reflected as an income tax benefit in the Condensed Unaudited Consolidated Statement of Operations and $.7 million is reflected as additional paid-in capital on the Condensed Consolidated Balance Sheet.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and other sections of this Form 10-Q contain forward-looking statements that involve a number of risks and uncertainties. These forward-looking statements are made pursuant to the “safe-harbor” provisions of the Private Securities Litigation Reform Act of 1995 and are made based on management’s current expectations or beliefs as well as assumptions made by, and information currently available to, management. All statements regarding future events, our future financial performance and operating results, our business strategy and our financing plans are forward-looking statements. In many cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue,” or the negative of such terms and other comparable terminology. These statements are only predictions. Known and unknown risks, uncertainties and other factors could cause our actual results to differ materially from those projected in the forward-looking statements.

The information contained in this Form 10-Q is not a complete description of our business or the risks associated with an investment in us. Readers are referred to documents filed by Paradyne with the Securities and Exchange Commission, specifically our most recent Form 10-K and other filings, which identify important risk factors that could cause actual results to differ from those contained in the forward-looking statements, including: the timing and amount of expense reduction; the uncertainty of litigation, including putative stockholder class actions; a reliance on international sales; rapid technological change that could render Paradyne’s products obsolete; the uncertain acceptance of new telecommunications services based on DSL; substantial dependence on network service providers who may reduce or discontinue their purchase of products or services at any time; the timing and amount of, or cancellation or rescheduling of, orders of Paradyne’s products to existing and new customers; possible inability to sustain revenue growth or profitability; dependence on only a few customers for a substantial portion of Paradyne’s revenue; highly competitive markets; reliance on sales of access products to Broadband Technologies Corporation, or BBT (a subsidiary of SOFTBANK CORP.), Lucent Technologies and Avaya Inc.; dependence on sole and single-source suppliers and the reliability of the raw materials supplied by them to manufacture products under customer contracts; a long and unpredictable sales cycle; the number of DSL lines actually deployed by BBT and other DSL customers as compared to forecasts; Paradyne’s ability to manufacture adequate quantities of products at forecasted costs under customer contracts; and Paradyne’s ability to manufacture products in accordance with its published specifications. An additional risk factor is our dependence on Alcatel Microelectronics N.V. (now STMicroelectronics) completing joint development and production of the Dual Mode ADSL/R chipsets, and our ability to realize any revenue from the sale thereof, or to subsequently receive licensing revenues from customers of STMicroelectronics for the use of Paradyne’s ReachDSL technology.

Overview

We are a leading developer, manufacturer and distributor of broadband and narrowband network access products for network service providers, or NSPs, and business customers. We offer solutions that enable business class, service level managed, high-speed connectivity over the existing telephone network infrastructure and provide for cost-effective access speeds of up to 45 megabits per second. We market and sell our products worldwide to NSPs and business customers through a multi-tier distribution system that includes direct sales, strategic partner sales, NSP sales and traditional distributor or value added reseller sales. We estimate that sales to NSPs represented approximately 81% of our total revenues during the first six months of 2002. BBT, located in Japan, was our only 10% or greater customer during the first six months of 2002. However, Lucent Technologies was our only 10% or greater customer for the second quarter of 2002. Direct sales to and services provided to BBT accounted for approximately 26% of our total revenues in the first six months of 2002. Direct and indirect sales to and services provided to Lucent Technologies accounted for approximately 10% of our total revenues in the second quarter of 2002. A loss or a significant reduction or delay in sales to any of our major customers could materially and adversely affect our business, financial condition and results of operations.

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

Results of Operations

Quarter and Six Months Ended June 30, 2002 Compared to Quarter and Six Months Ended June 30, 2001

Revenues.    Total revenues decreased $1.5 million, or 5%, to $26.7 million for the quarter ended June 30, 2002 from $28.2 million for the same period in 2001. This decrease mostly results from a decrease in sales of both our narrowband and broadband products to some of our major customers. As a percentage of total revenues, equipment sales were 95% of total revenues for both the quarters ended June 30, 2002 and 2001. Total revenues for the six months ended June 30, 2002 increased $4.0 million, or 7%, to $65.3 million from $61.3 million for the first six months of 2001. These increases were mostly attributable to significant increases in the volume of sales of our broadband access products (broadband product sales to one of our major customers, BBT, were $16.9 million during the first six months of 2002) and a slight increase in royalty revenues, offset in part by decreases in sales of our narrowband products. Equipment sales were 96% of total revenues for both the six months ended June 30, 2002 and for the same period in 2001.

Gross Margin.    Gross margin increased $14.0 million, or 1077%, to $15.3 million for the three months ended June 30, 2002 from $1.3 million for the three months ended June 30, 2001 and increased $17.8 million, or 121%, to $32.5 million for the six months ended June 30, 2002 from $14.7 million for the six months ended June 30, 2001. This increase in gross margin is primarily due to two factors. First, in the months of March and June of 2002, we recorded $1.2 million and $2.8 million, respectively, of positive margin generated from the reversal of inventory reserves related to the sale of previously reserved broadband inventory. Secondly, in the month of June 2001, we recorded a $10.9 million provision for the write-down of excess and obsolete inventory because of the sustained downturn in the telecommunications sector and uncertainty surrounding our ability to liquidate certain of our inventory at its current cost basis. No such reserve was recorded during the same period of 2002. Gross margin as a percentage of total revenues increased to 57% for the three months ended June 30, 2002 from 5% in the same period of 2001. For the six months ended June 30, 2002, gross margin as a percentage of total revenues increased to 50% from 24% in the same period of 2001. These increases in gross margin percentage are mostly attributable to our recording a $10.9 million provision for the write-down of excess and obsolete inventory in June of 2001, and to the recording of $1.2 million and $2.8 million of positive margin generated from the reversal of inventory reserves related to the sale of previously reserved broadband inventory during the months of March and June 2002, respectively.

Research and Development Expenses.    Research and development expenses increased $.5 million, or 8%, to $6.5 million for the three months ended June 30, 2002 from $6.0 million for the same period in 2001. For the six months ended June 30, 2002, research and development expenses increased $.1 million, or 1%, to $14.7 million compared to $14.6 million for the same period in 2001. The increases for the three months ended June 30, 2002 are mostly from increased salary and wage expenses resulting from an increase in number of personnel in the second quarter of 2002 versus 2001 as a result of the acquisitions of Elastic Networks and Jetstream. Additionally, there were increases in expenditures for engineering prototype supplies and professional fees for contracted labor, offset in part by a reduction in facility related expenses. Although research and development expenses for the six months ended June 30, 2002 were substantially the same as the six months ended June 30, 2001, the current six month period includes a one-time $2.8 million charge for purchased research and development, resulting from the acquisition of Elastic Networks. Research and development expenses were substantially the same with the inclusion of the large one-time charge for purchased in-process research and development because of significantly reduced personnel costs and lower facilities related expenses in the six months ended June 30, 2002. For the three months ended June 30, 2002, research and development expense as a percentage of total revenues, increased to 24% from 21% in the same period of 2001, primarily due to the decrease in revenue. For the six months ended June 30, 2002, research and development expense as a percentage of total revenues, decreased to 23% from 24% for the same period of 2001, primarily attributable to the 7% increase in revenue. It is anticipated that research and development expenses will increase in subsequent quarters mostly due to anticipated Jetstream expenses as we will have three full months of expense for Jetstream, compared to slightly more than one month for Jetstream in the second quarter. Additionally, we anticipate increased research and development spending levels as we have established a small development facility in Dallas, Texas.

Selling, General and Administrative (“SG&A”) Expenses.    SG&A expenses increased $.4 million, or 4%, to $9.5 million for the three months ended June 30, 2002 from $9.1 million for the three months ended June 30, 2001 and decreased $3.4 million, or 16%, to $17.3 million for the six months ended June 30, 2002 from $20.7 million for the six months ended June 30, 2001. The increase for the three months ended June 30, 2002 was mostly due to increased travel expenses and bad debt expenses, offset in part by decreases in expenses related to personnel, decreases in fees paid to outside contractors and fees paid to financial institutions. The decrease in SG&A expenses for the six months ended June 30, 2002 are mostly attributable to decreases in expenses related to personnel, decreases in legal fees related to patents and intellectual property and decreases in bank fees, offset in part by increases in expenses for consignment of equipment to customers and increases in bad debt expense. Most of the reduced expenditures are a continuation of reduced spending resulting from our business restructuring in the first quarter of 2001 that included the termination of approximately 80 SG&A employees and the closing of facilities in Redbank and Fairlawn, New Jersey. (see “Note 5—Business Restructuring Charges” in the Notes to Condensed Unaudited Consolidated Financial Statements in this Form 10-Q). Additionally, we had a restructuring in the first quarter of 2002 that included the termination of approximately 25 SG&A employees, leading to further reductions in SG&A expenses during the quarter. This business restructuring was principally related to Paradyne employees released from the business in connection with the acquisition of Elastic Networks Inc. SG&A expense as a percentage of revenue increased from 32% for the three months ended June 30, 2001 to 36% for the three months ended June 30, 2002 mostly due to the decrease in revenues during the period. SG&A expense as a percentage of revenue decreased from 34% for the six months ended June 30, 2001 to 27% for the six months ended June 30, 2002. This decrease results from the combination of the increase in revenue and the significant decrease in expense during the six-month period.

Impairment of Intangible Assets.    During the first and second quarters of 2002 there were no charges for the impairment of intangible assets, whereas there was a $4.2 million charge in the second quarter of 2001 and a $1.6 million charge in the first quarter of 2001, resulting in a total of $5.8 million for the first six months of 2001. The $4.2 million charge results from the write off of the unamortized balance of goodwill that was originally recorded as part of the Control Resources Corporation, or CRC, purchase in April 2000. Revenues from the sale of the products and technology acquired as part of the CRC acquisition have been minimal. Because of uncertainty related to our ability to sell the products from the product line acquired from CRC, we determined that this intangible asset had no future economic value, and consequently, we were required to write off the unamortized balance of the asset. The $1.6 million charge for impairment of intangible assets results from the write-off of the net book value of an “Acquired Workforce” intangible that was originally recorded in the second quarter of 2000 as part of the purchase of substantially all of the assets of CRC. As part of the restructuring that occurred in the first quarter of 2001, we announced that we were closing the Fairlawn, New Jersey facility and that substantially all of the employees at that facility would be terminated in 2001. Since the value of the in place workforce (who were terminated) was the basis of recording the acquired workforce intangible, we recorded an impairment charge for the remaining value of the asset.

Amortization of Intangible Assets and Deferred Stock Compensation.    The amortization of intangible assets and deferred stock compensation increased by $.1 million to $.4 million for the three months ended June 30, 2002 from $.3 million for the same period in 2001 and decreased by $.2 million to $.6 million for the six month period ended June 30, 2002 from $.8 million for the same period in 2001. The amortization of intangible assets which occurred in the three and six months ended June 30, 2002 relates to developed technology, including patents and customer relationship intangibles that were recorded as part of the acquisition of Elastic Networks in March 2002 and as part of the acquisition of certain assets from Jetstream on May 20, 2002. The amortization of intangible assets which occurred in the first quarter of 2001, was attributable to goodwill and acquired workforce that resulted from the purchase of substantially all of the assets of CRC in the second quarter of 2000 (see “Impairment of Intangible Assets”). We wrote off all of the intangible assets related to the CRC purchase in the first two quarters of 2001 as a result of being impaired. It is expected that amortization of intangible assets will be approximately $.3 million per quarter for the remainder of 2002. The amortization of deferred stock compensation is related to the granting of stock options to key employees at prices deemed to be below fair market value for financial reporting purposes. For the three months ended June 30, 2001 and 2002, amortization of deferred stock compensation was $.1 million, all of which was related to SG&A. For the six months ended June 30, 2001 and 2002, amortization of deferred stock compensation was $.2 million, of which $.1 million related to research and development and $.1 million related to SG&A.

Business Restructuring Charges. No business restructuring charges were incurred by us during the second quarter of 2002 or 2001. However, during the first six months of 2002, we incurred business restructuring expenses of $1.0 million as a result of the termination of approximately 8% of our workforce. This business restructuring primarily related to the release of certain of our employees in connection with the acquisition of Elastic Networks and represented severance payments. During the first six months of 2001, we incurred expenses of $3.8 million related to our plans to reduce expenses. This action was necessitated by the deterioration of the telecommunications equipment market, which resulted in reduced demand for our equipment. The 2001 restructuring expenses include severance payments for the termination of approximately 220 employees and costs incurred in conjunction with the consolidation of our facilities by closing two development centers located in New Jersey and one office building in Florida.

Interest and Other (Income) Expense, Net.    Interest and other (income) expense, net, increased by $.2 million to $.4 million of income for the three months ended June 30, 2002, from $.2 million of income for the same period in 2001 and decreased $.2 million to $.5 million of income for the six months ended June 30, 2002, from $.7 million of income for the same period in 2001. Interest and other (income) expense, net, is related to interest income on short term investments, technology sales, income from fees, interest on notes payable and borrowings under lines of credit and foreign exchange gains and losses. The increase in income for the three months ended June 30, 2002 was primarily attributable to foreign exchange gains and an increase in interest income from short-term investments. The decrease in income for the six months ended June 30, 2002 was primarily attributable to the recognition of $.5 million of commitment fee income, net of expenses, received in connection with the termination of a credit facility with a customer during the first six months of 2001 not repeated during the same period in 2002.

Provision For Income Taxes.    Provision (benefit) for income taxes was $0 for the three months ended June 30, 2002 and 2001. Benefit for income taxes was $.9 million for the first six months of 2002 compared to $0 for the same period in 2001. The tax benefit results from our ability to carry back our 2001 tax loss to prior years and obtain a tax refund of $1.6 million due to the Job Creation and Worker Assistance Act of 2002 that was enacted in March 2002. Of this refund, a $.9 million tax benefit was recognized by us (and under tax accounting rules, an additional $.7 million of tax refund was recorded to paid in capital in the balance sheet). Since we incurred a pretax loss for both the first and second quarters of 2002, had a loss carryover from the prior year and are not expected to generate pretax income for the remainder of the year, no tax provision is required.

Liquidity and Capital Resources

Net cash provided by operations for the six months ended June 30, 2002 totaled $5.9 million. Net income of $.2 million, adjusted for non-cash impacting items including depreciation and amortization, reversal of inventory reserves, allowance for bad debts, purchased in-process research and development related to the acquisition of Elastic Networks, and loss on sale of assets, results in a positive cash flow of $3.0 million for the period. Also contributing to positive cash from operating activities for the first half of 2002 were reductions in inventory, restricted cash committed to acquire inventory from the Elastic Networks acquisition, and accounts receivable. The $5.1 million reduction in restricted cash was due to the acquisition of inventory from Elastic Network’s contract manufacturer as part of the integration of Elastic Networks. The $6.8 million positive cash flow from inventory is largely due to sales to BBT. Contributing to decreases to cash from operations were decreases in accounts payable of $7.9 million and payroll and benefit related liabilities of $3.4 million. Accounts payable reductions principally related to payments for inventory purchased in the fourth quarter of 2001 and decreases in payroll and benefit related liabilities reflecting the payment of employee bonuses in the first quarter of 2002. Cash provided by operating activities in the amount of $5.9 million reflects changes in asset and liability balances during the period, net of the effects of the initial acquisition of asset and liability balances of Elastic Networks on March 5, 2002 and Jetstream Communications on May 20, 2002. Changes in balances, therefore, reflect actual cash receipts and payments by Paradyne for the entire period and by Elastic Networks and Jetstream Communications (as part of Paradyne) only for the period from acquisitions through the end of the second quarter. There were no post-acquisition cash receipts and payments by Jetstream reflected in our financial statements because we only acquired certain key operating assets of Jetstream, not the legal entity.

Cash provided by investing activities was $4.7 million for the first half of the year, which includes $8.8 million of cash, net of transaction costs, acquired in the March 5, 2002 acquisition of Elastic Networks. This increase in cash from the Elastic Networks acquisition was partially offset by $3.2 million in acquisition costs for the purchase of certain key assets of Jetstream Communications on May 20, 2002 and by $.9 million of capital expenditures for the first half of 2002, net of proceeds from the sale of property, plant and equipment. The low level of capital expenditures reflects the very tight controls placed on cash expenditures as a result of a slowdown in business activity.

Cash provided by financing activities of approximately $3.4 million during the first half of 2002 was mostly due to the exercise of stock options and the contributions to the Employee Stock Purchase Plan.

We had $51.9 million of cash and cash equivalents at June 30, 2002, representing an increase of $14.0 million from $37.9 million at December 31, 2001. Working capital increased $20.9 million from $47.9 million at December 31, 2001 to $68.8 million at June 30, 2002 primarily due to the acquisition of Elastic Networks.

We are forecasting lower margins and higher operating expenses in the third quarter. We expect third quarter gross margins to be approximately 42%, more in line with prior quarters, compared with the 57% margin earned in the second quarter that resulted from the sale of older, previously written down inventory and a favorable product mix. Operating expenses are estimated to increase more than $2 million in the third quarter from second quarter levels principally due to incurring Jetstream expenses for a full quarter as compared with slightly more than one month of such expenses included in our second quarter results. Also adding to third quarter operating expense, we expect increasing research and development spending for a small development facility in Dallas, Texas and increased marketing and sales expense. As a result, we estimate that cash could decline by $3 million to $7 million in the third quarter.

On July 16, 2001, we entered into an agreement (the “Credit Agreement”) with Foothill Capital Corporation, a wholly-owned subsidiary of Wells Fargo & Company, to provide a secured revolving line of credit in the amount of $17.5 million with availability subject to a borrowing base formula. At our option, the interest rate will either be the prime rate published by Wells Fargo plus .75% or the LIBOR (London Interbank Offered Rate) rate plus 2.75%. In no event will the borrowing rate be lower than 7%. The Credit Agreement contains financial covenants limiting the maximum amount of capital expenditures we can make and requiring us to meet minimum Earnings Before Interest, Taxes, Depreciation and Amortization, or EBITDA, targets. We are able to borrow up to a maximum of $17.5 million based on the amount of our accounts receivable and inventory. There are restrictions on the eligible amounts of both the accounts receivable and the inventory. In order to obtain this line of credit, we paid the lender a closing fee of $150,000 and will pay a monthly servicing fee of $4,000 (since reduced to $3,000), an unused line fee of .375% of the balance not borrowed under the line of credit each month, and we will be responsible for audit and appraisal fees. If we fail to pay amounts due under the loan when due and payable, or if we fail to perform specified terms of the Credit Agreement, we will be in default if we have previously borrowed under the Credit Agreement. In the event of default we will no longer be able to borrow under the Credit Agreement and we would have to immediately repay any amounts owed the lender. We may cancel the Credit Agreement at any time, but we would have to pay a cancellation premium starting at 3% of the maximum borrowing at the inception of the Credit Agreement, reducing as the Credit Agreement matures to 1% of the maximum borrowing during the last year of the Credit Agreement. In March 2002, Foothill Capital and we agreed to amend the Credit Agreement to specifically waive two provisions of the Credit Agreement, consent to the formation of a new subsidiary by us, consent to the activities of this new subsidiary, and consent to our acquisition of Elastic Networks. We, in turn, waived the provision of the Credit Agreement which limited the amount of attorney’s fees in order to allow for the fees necessary to prepare this amendment. No borrowings have been made under the Credit Agreement as of June 30, 2002.

Direct sales to BBT accounted for approximately 26% of our total revenues for the six months ended June 30, 2002. Our letter of credit arrangement with BBT has assisted us in effectively managing our cash flow by enabling quick collection of payment.

We believe that our current cash position, together with cash flows from operations, our efforts to monitor and control expenditures and our line of credit facility with Foothill Capital, will be sufficient to meet our working capital needs for at least the next twelve months.

Recent Trends and Developments

There continue to be reductions in spending on networking equipment among smaller communications companies, including competitive local exchange carriers, or CLECs. Companies are continuing to change their build-out strategies amid increased competition, and some companies are experiencing decreases in funds available from the capital investment markets. Many of the growth opportunities for telecommunications equipment manufacturers are in the international markets. Approximately 48% of our equipment sales revenues in the first six months of 2002 were international, compared to 11% in the first six months of 2001.

In late July 2001, we were awarded and signed a $46.0 million contract with BBT for our Hotwire® Reach DSL product. The service provider agreed to deploy over 200,000 lines of our ReachDSL solution. The contract requires that BBT make payments to us in U.S. dollars. For the first quarter of 2002, in accordance with terms of our contract, BBT purchased approximately $15.7 million of products and services from us, making it our largest customer for the first quarter of 2002. As of June 30, 2002, the Company had shipped and BBT had purchased all of the equipment under the contract.

On January 29, 2002, we announced that Alcatel Microelectronics N. V. (now STMicroelectronics) had licensed Paradyne’s ReachDSL™ technology for its microelectronics unit to jointly develop and produce a new generation of ADSL chipsets. Known as ADSL/R, this chipset will combine standard ADSL technology with Paradyne’s patented ReachDSL technology. As part of this agreement, Paradyne has granted Alcatel’s microelectronics unit a license to use its ReachDSL technology for production of both central office and customer premise equipment chipsets. Additionally, we recognized $.5 million of royalty revenues related to this agreement in the first quarter of 2002.

On March 5, 2002 we acquired 100% of the capital stock of Elastic Networks in exchange for 7,623,875 shares of our common stock. Elastic Networks designs high-speed, broadband communications products that have the advantages of high-speed access for the in-building broadband market and can operate effectively over lower quality lines. Elastic Networks was acquired for several reasons, including: it launches Paradyne into the in-building DSL market; Elastic Networks has a strong complimentary base of independent telephone companies, including One Regional Bell Operating Company, as customers; Elastic Networks’ EtherLoop product is an important technology to Paradyne; and Elastic Networks’ cash and working capital improves our balance sheet.

On May 20, 2002 we acquired certain key operating assets and intellectual property of Jetstream Communications for $3.0 million. Additionally, the Company incurred $.2 million in acquisition costs. Jetstream was acquired for several reasons, including: Jetstream was a market leader in 2001 in voice over DSL, therefore, with the acquisition of the Jetstream assets, we quickly gained a strong market presence in one of our targeted markets; the Jetstream sales team had significant relationships with a large base of new customers; and we also acquired significant R&D talent in voice over DSL applications.

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

Critical Accounting Policies and Estimates

Our critical accounting policies are those where we have made the most difficult, subjective or complex judgements in making estimates, where these estimates can significantly impact our financial results under different assumptions and conditions. Our critical accounting policies are:

•	Revenue Recognition/Allowance for Doubtful Accounts

•	Inventories

•	Legal Contingencies

•	Warranty Obligations

•	Impairment of Goodwill

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

Paradyne estimates amounts potentially owing to customers for incentive offerings, special pricing agreements, price protection, promotions, volume incentives, and in very limited cases to resellers for stock rotation. These estimates are taken as reductions to revenue pending completion of the various programs. In periods of slower sales growth, some of these incentives may be increased which will also decrease the amount of revenues recorded by Paradyne. Additionally, Paradyne reduces revenue for estimated customer billing adjustments based on past experience. We use our best judgement to estimate these reductions to revenue in the period they occur based on facts available at the balance sheet date. If a bad debt is incurred it is charged to selling general and administrative expenses.

Inventories

Because of the long lead times to obtain raw materials in our industry, we must maintain sufficient quantities of inventory of our many products to meet expected demand. If actual demand is much lower than forecasted, we may not be able to dispose of our inventory at or above its cost. We write-down our inventory for estimated excess and obsolete amounts to the lower of cost or market. With the significant decline in customer demand, for example, we significantly wrote-down our inventory in both 2000 and 2001. If future demand is lower than currently estimated, additional write-downs may be required. Conversely, if we are later able to sell any of our written-down inventory, we may be required to reverse any “excess” portion of our inventory reserve.

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

Warranty Obligations

We generally provide a 12-month warranty to customers for products sold. We also have some outstanding warranty obligations for prior year sales of products with 24 and 60-month warranties. Although we have recorded a warranty liability that we estimate is adequate based on historical experience, it is possible that we could experience higher than expected warranty claims which would subject us to increased costs. In some cases these claims could be due to defective raw materials purchased from our vendors. If our vendor were unable to reimburse us for the cost of repairing or replacing the defective product, we would have to bear this cost to the customer.

Impairment of Goodwill

Our impairment of goodwill policy follows SFAS 142 which states that intangible assets that are not subject to amortization shall be tested for impairment annually or more frequently if events or changes in circumstances warrants it. As such, we periodically evaluate acquired business assets for potential impairment indicators. Our judgments regarding the existence of impairment indicators are based on legal factors, market conditions and operational performance of our acquired business assets. Future events could cause us to conclude that impairment indicators exist and that goodwill associated with our acquired business assets is impaired. Any resulting impairment loss could have a material adverse impact on our financial condition and results of operations.

Recently Issued Financial Accounting Standards

In June 2002, the Financial Accounting Standards Board (FASB) voted in favor of issuing FASB Statement No. 146 entitled “Accounting for Exit or Disposal Activities”. S FAS No. 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the Emerging Issues Task Force (EITF) has set forth in EITF Issue No. 94-3, entitled, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”. The scope of SFAS 146 also includes (1) costs related to terminating a contract that is not a capital lease and (2) termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS No. 146 is effective January 1, 2003. We are currently reviewing the impact of SFAS 146 on our financial condition.

In August 2001, SFAS No. 144, entitled “Accounting for the Impairment or Disposal of Long-Lived Assets,” was issued, replacing SFAS No. 121, entitled “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and portions of APB Opinion 30, entitled “Reporting the Results of Operations.” SFAS No. 144 provides a single accounting model for long-lived assets to be disposed of and changes the criteria that would have to be met to classify an asset as held-for-sale. SFAS No. 144 retains the requirement of APB Opinion 30 to report discontinued operations separately from continuing operations and extends that reporting to a component of an entity that either has been disposed of or is classified as held for sale. SFAS No. 144 is effective January 1, 2002 and was adopted by us as of that date. The adoption of SFAS No. 144 did not have a material impact on our financial condition or results of operations in the six months ended June 30, 2002.

In July 2001, the FASB issued SFAS No. 141, entitled “Business Combinations” and SFAS No. 142, entitled “Goodwill and Other Intangible Assets.” SFAS No. 141 establishes accounting and reporting for business combinations by requiring that all business combinations initiated after June 30, 2001 be accounted for under the purchase method. Use of the pooling-of-interests method is no longer permitted. The adoption of SFAS No. 141 did not have a material impact on our financial condition or results of operations. SFAS No. 142 requires that goodwill no longer be subject to amortization, with related charges to earnings, but instead, be reviewed at least annually for impairment. We adopted this statement effective January 1, 2002 and the initial adoption has had no impact to our financial statements because at January 1, 2002 we had no goodwill or intangible assets recorded on our books. On March 5, 2002, we acquired Elastic Networks. As part of purchase accounting we recorded $6.6 million of intangible assets that are subject to amortization and approximately $6.6 million of goodwill, which is not subject to amortization. On May 20, 2002 we acquired certain key operating assets and all the intellectual properties from Jetstream Communications. As part of purchase accounting we recorded $.5 million of intangible assets that are subject to amortization.

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

We do not currently have any indebtedness other than capital lease obligations of approximately $0.8 million as of June 30, 2002. If we were to borrow from our revolving line of credit facility with Foothill Capital Corporation, we would be exposed to changes in interest rates. We are also exposed to changes in interest rates from investments in some held-to maturity securities. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes.

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

A second stockholder purported class action suit was filed in December 2001 in the federal court in the Southern District of New York against us, some of our executive officers and the chairman of our board, and the underwriters of our initial public offering (collectively, the “IPO Defendants”). That action alleges that defendants, during the period from July 15, 1999 through December 6, 2000, violated federal securities laws by allocating shares of our initial public offering to favored customers in exchange for their promise to purchase shares in the secondary market at escalating prices. The Securities Actions seeks damages in an unspecified amount for the purported class for the losses suffered during the class period as a result of an alleged inflated stock price. The IPO Defendants believe the claims are without merit and intend to vigorously defend them, although they cannot predict the outcome. One of our directors, Keith B. Geeslin, is employed by the successor to an affiliate of DLJ Capital Corporation, one of the underwriters of our initial public offering.

In July 2000, the Lemelson Medical, Educational & Research Foundation Limited Partnership (“Lemelson”) filed suit in the Federal District Court in the District of Arizona against Paradyne and approximately ninety other defendants. The suit alleges that all the defendants are violating more than a dozen patents owned by the third party which allegedly cover the fields of “machine vision” used extensively in pick-and-place manufacturing of circuit boards and bar code scanning. We purchase this equipment from vendors, who we believe may have an obligation to indemnify us in the event that the equipment infringes any third-party patents. The complaint seeks damages in an unspecified amount for the purported patent infringements. The complaint does not specify which defendants or activities allegedly violated which particular patents. We have responded with a Motion for More Definite Statement designed to identify the allegedly infringing activities as well as the particular patents and claims allegedly being infringed by us. We cannot be sure that we will prevail in this action and any adverse outcome could require us, among other things, to pay royalties to the third party patent owner. Given the lack of specificity in the complaint, it is not currently possible to calculate the potential for, or extent of, any liability resulting from this claim. We also cannot be sure that we will not receive other claims alleging infringement in the future. Paradyne has engaged the law firm of Ganther and Fee as its legal counsel in this litigation.

Other than the legal proceedings described above, in the normal course of business, we are subject to proceedings, lawsuits and other claims. While these other legal matters could affect the operating results of any one quarter when resolved in future periods, it is management’s opinion that after final disposition, any monetary liability or financial impact to Paradyne, beyond that provided in the consolidated balance sheet at June 30, 2002, would not be material to our annual consolidated financial statements.

Item 2.    Changes in Securities and Use of Proceeds

Our registration statement on Form S-1 (Registration No. 333-76385) was declared effective on July 15, 1999 and our initial public offering commenced on July 16, 1999. We received net proceeds of approximately $62.2 million after deducting estimated underwriting discounts, commissions and offering expenses. As of June 30, 2002, we had used approximately $52.5 million of the net proceeds to repay all the outstanding indebtedness from our now-expired revolving line of credit facility with Bank of America, to pay for certain capital expenditures, to augment working capital and to fund the acquisition of CRC. We intend to use the remainder of the net proceeds for general corporate purposes, including working capital and additional capital expenditures. We continue to assess the specific uses and allocations for these remaining funds.

Item 4.    Submission Of Matters To A Vote Of Security Holders

At the annual meeting of stockholders held on June 11, 2002, the following matters were brought before and voted upon by the stockholders with the number of votes (each share of common stock having one vote) as indicated below:

1.    A proposal to re-elect a director to serve as a Class III director until the 2005 annual meeting of stockholders:

	For	Withheld Authority
William R. Stensrud	39,781,717	2,820

Proposal 1, re-electing William R. Stensrud was approved by the stockholders.

The terms of the two Class I directors, Thomas E. Epley and David Bonderman, and of the one Class II director, Sean E. Belanger, did not expire at the 2002 annual meeting and each of them continues to serve as directors of Paradyne Networks, Inc.

2.    A proposal to adopt an amendment to our amended and restated certificate of incorporation, as amended, to reduce the minimum vote required to approve amendments to the amended and restated certificate of incorporation, as amended, other than amendments of articles V, VI and VII thereof, from at least 66?% to a majority of the outstanding stock entitled to vote thereon.
There were 26,174,295 votes cast for the adoption of the amendment, 879,398 votes cast against adoption of the amendment, 84,660 abstentions and zero broker non-votes.

Proposal 2, which required the approval of least 66?% of all shares eligible to vote, received approval of approximately 61% of eligible shares, and was therefore not adopted.

Item 6.    Exhibits and Reports on Form 8-K

(a)    Exhibits

Item	Description

2.1
Agreement and Plan of Merger dated as of December 27, 2001, as amended January 4, 2002, by and among Paradyne Networks, Inc., Phoenix Merger Sub, Inc. and Elastic Networks Inc. (filed as Annex A to the Joint Proxy Statement—Prospectus filed as part of the Registrant’s Form S-4 Registration Statement (No. 333-76814) filed January 16, 2002 and amended January 30, 2002, and incorporated herein by reference).

99.1	Statement of Chief Executive Officer of Paradyne Networks, Inc. Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Statement of Chief Financial Officer of Paradyne Networks, Inc. Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)    Reports on Form 8-K

On May 20, 2002, we filed a Current Report on Form 8-K/A pursuant to Item 7 (Acquisition and Disposition of Assets), to amend our Current Report on Form 8-K dated March 5, 2002 to include required financial statements pursuant to Item 7(a)(4) and Item 7(b)(2) of Form 8-K.

On May 21, 2002, we filed a Current Report on Form 8-K/A pursuant to Item 7 (Acquisition and Disposition of Assets), to amend our Current Report on Form 8-K dated March 5, 2002 to include required financial statements pursuant to Item 7(a)(4) and Item 7(b)(2) of Form 8-K and to correct a clerical error in our May 20, 2002 filing on Form 8-K/A.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PARADYNE NETWORKS, INC.

Date: August 13, 2002

/s/ SEAN E. BELANGER
Sean E. Belanger President, Chief Executive Officer and Director
Date: August 13, 2002

/s/ PATRICK M. MURPHY
Patrick M. Murphy Senior Vice President, Chief Financial Officer, Secretary and Treasurer (Principal Financial and Accounting Officer)