Form 10-Q
period 2002-09-30
PARADYNE NETWORKS INC
filed 2002-11-14
CIK 76174

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

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

Yes ☒ No ☐

             The number of shares of the registrant’s common stock outstanding at November 7, 2002, the latest practicable date, was 42,862,443.

SIGNATURES	19

CERTIFICATIONS	20

PART I.  FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PARADYNE NETWORKS, INC.
CONDENSED UNAUDITED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT PER SHARE DATA)

	SEPTEMBER 30, 2002	DECEMBER 31, 2001

ASSETS
Current assets:
Cash and cash equivalents	$50,275	$37,866
Accounts receivable less allowance for doubtful accounts of $2,103 and $2,950 at September 30, 2002 and December 31, 2001, respectively	13,281	15,489
Income tax receivable	32	72
Inventories	18,204	17,386
Prepaid expenses and other current assets	2,764	1,493

Total current assets	84,556	72,306

Property, plant and equipment, net	11,915	13,135
Goodwill and intangible assets, net	13,078	—
Other assets	521	638

Total assets	$110,070	$86,079

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,374	$11,239
Current portion of debt	536	484
Payroll and benefit related liabilities	3,647	6,774
Other current liabilities	9,050	5,941

Total current liabilities	19,607	24,438
Long term liabilities	682	444

Total liabilities	$20,289	$24,882

Commitments and contingencies (See Note 8)

Stockholders’ equity:
Preferred stock, par value $.001; 5,000,000 shares authorized, none issued or outstanding	—	—
Common stock, par value $.001; 80,000,000 shares authorized, 42,568,053 and 33,266,780 shares issued and outstanding as of September 30, 2002 and December 31, 2001, respectively	43	33
Additional paid-in capital	139,226	104,996
Accumulated deficit	(48,296)	(43,373)
Notes receivable for common stock	(114)	(352)
Other equity adjustments	(1,078)	(107)

Total stockholders’ equity	89,781	61,197

Total liabilities and stockholders’ equity	$110,070	$86,079

See accompanying Notes to Condensed Unaudited Consolidated Financial Statements

PARADYNE NETWORKS, INC.
CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,

	2002	2001	2002	2001

Revenues:
Sales	$21,962	$33,109	$84,414	$92,099
Services	1,271	1,128	3,412	3,210
Royalties	143	—	840	250

Total revenues	23,376	34,237	88,666	95,559
Total cost of sales	12,595	19,897	45,385	66,477

Gross Margin	10,781	14,340	43,281	29,082

Operating expenses:
Research and development (includes $2,830 of purchased in-processed R&D in March 2002)	7,023	5,074	21,692	19,675
Selling, general & administrative	9,297	7,926	26,653	28,642
Impairment of intangible assets	—	—	—	5,761
Amortization of intangible assets and deferred stock compensation	452	71	1,067	843
Business restructuring charges	—	—	1,011	3,807

Total operating expenses	$16,772	$13,071	$50,423	$58,728

Operating income (loss)	(5,991)	1,269	(7,142)	(29,646)
Other (income) expenses:
Interest, net	(207)	(195)	(620)	(550)
Other, net	(35)	(47)	(111)	(434)

Income (loss) before provision for income tax	(5,749)	1,511	(6,411)	(28,662)
Provision (benefit) for income taxes	(629)	—	(1,488)	—

Net income (loss)	$(5,120)	$1,511	$(4,923)	$(28,662)

Weighted average number of common shares outstanding
Basic	42,567	32,986	40,326	32,780
Diluted	42,567	32,986	40,326	32,780
Earnings (loss) per common share
Basic	$(0.12)	$0.05	$(0.12)	$(0.87)
Diluted	(0.12)	0.05	(0.12)	(0.87)
Consolidated Statements of Comprehensive Income (Loss)
Net income (loss)	(5,120)	1,511	(4,923)	(28,662)
Translation adjustments	(122)	(110)	(73)	(34)

Comprehensive income (loss)	$(5,242)	$1,401	$(4,996)	$(28,696)

See accompanying Notes to Condensed Unaudited Consolidated Financial Statements

PARADYNE NETWORKS, INC.
CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	NINE MONTHS ENDED
	SEPTEMBER 30,

	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,923)	$(28,662)
Adjustments to reconcile net loss to cash provided by operating activities:
Reserve for (income from reversal of) inventory	(5,412)	10,905
Loss on sale of assets	168	412
Decrease in allowance for bad debts	(847)	(713)
Depreciation and amortization	6,075	6,292
Purchased in-process research and development	2,830	—
Impairment of intangible asset	—	5,761
(Increase) decrease in assets, net of effects of acquisition:
Receivables	6,008	14,463
Restricted cash committed for inventory purchases	5,067	—
Inventories	9,488	9,791
Other assets	(608)	1,945
Decrease in liabilities, net of effects of acquisition:
Accounts payable	(6,622)	(7,224)
Payroll and related liabilities	(3,667)	(2,539)
Other current liabilities	(2,369)	(2,259)

Net cash provided by operating activities	$5,188	$8,172

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Cash used to acquire net assets in business acquisitions	(3,225)	(1,500)
Cash acquired in business acquisition, net of transaction costs	8,814	—
Capital expenditures	(1,627)	(843)
Proceeds from sale of property, plant and equipment	34	747

Net cash provided by (used) in investing activities	$3,996	$(1,596)

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Proceeds from stock transactions	3,728	1,208
Borrowings under other debt obligations	—	231
Repayments under other debt obligations	(430)	(608)

Net cash provided by financing activities	3,298	831

Effect of foreign exchange rate changes on cash	(73)	(34)

Net increase in cash and cash equivalents	12,409	7,373
Cash and cash equivalents at beginning of period	37,866	19,821

Cash and cash equivalents at end of period	$50,275	$27,194

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
NON-CASH TRANSACTIONS
Stock issued for notes	$(238)	$(291)

Recoverable taxes related to stock option exercises	$725	—

Acquisition of business for stock (see Note 9)	$28,742	—

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

         The accompanying condensed unaudited consolidated financial statements include the results of the Company and its wholly-owned subsidiaries: Paradyne Corporation; Paradyne Canada Ltd.; Paradyne International Ltd.; Paradyne Worldwide Corp.; Ark Electronic Products, Inc.; Paradyne Finance Corporation; Paradyne International Sales Ltd.; Paradyne Services, LLC and Elastic Networks Inc. The results for Elastic Networks have been included in these financial statements from the date of acquisition (March 5, 2002) through September 30, 2002. Intercompany accounts and transactions have been eliminated in consolidation.

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

2.       Recently Issued Financial Accounting Standards:

         In June 2002, the Financial Accounting Standards Board (FASB) voted in favor of issuing FASB Statement No. 146, entitled “Accounting for Exit or Disposal Activities”. SFAS No. 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the Emerging Issues Task Force (EITF) has set forth in EITF Issue No. 94-3, entitled, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”. The scope of SFAS No. 146 also includes (1) costs related to terminating a contract that is not a capital lease and (2) termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS No. 146 is effective January 1, 2003. The Company is currently reviewing the impact of SFAS 146 on its financial statements.

         In August 2001, SFAS No. 144, entitled “Accounting for the Impairment or Disposal of Long-Lived Assets,” was issued, replacing SFAS No. 121, entitled “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and portions of APB Opinion 30 entitled “Reporting the Results of Operations.” SFAS No. 144 provides a single accounting model for long-lived assets to be disposed of and changes the criteria that would have to be met to classify an asset as held-for-sale. SFAS No. 144 retains the requirement of APB Opinion 30 to report discontinued operations separately from continuing operations and extends that reporting to a component of an entity that either has been disposed of or is classified as held for sale. SFAS No. 144 is effective January 1, 2002 and was adopted by the Company as of that date. The adoption of SFAS No. 144 did not have a material impact on the Company’s financial condition or results of operations in the nine months ended September 30, 2002.

         In July 2001, the FASB issued SFAS No. 141, entitled “Business Combinations” and SFAS No. 142, entitled “Goodwill and Other Intangible Assets.” SFAS No. 141 establishes accounting and reporting for business combinations by requiring that all business combinations initiated after June 30, 2001 be accounted for under the purchase method. Use of the pooling-of-interests method is no longer permitted. The adoption of SFAS No. 141 did not have a material impact on the Company’s financial condition or results of operations. SFAS No. 142 requires that goodwill no longer be subject to amortization, with related charges to earnings, but instead, be reviewed at least annually for impairment. The Company adopted this statement effective January 1, 2002 and the initial adoption had no impact to its financial statements because at January 1, 2002, the Company had no goodwill or intangible assets recorded on its books. On March 5, 2002, the Company acquired Elastic Networks. As part of purchase accounting, the Company recorded approximately $6.6 million of intangible assets that are subject to amortization and approximately $6.6 million of goodwill, which is not subject to amortization. On May 20, 2002, the Company acquired certain key assets from Jetstream Communications for $3.0 million and it incurred $.2 million in acquisition costs. The Company recorded approximately $.5 million in intangible assets that are subject to amortization, but no goodwill was recorded.

3.       Inventories:

         Inventories at September 30, 2002 and December 31, 2001 are summarized as follows:

	SEPTEMBER 30, 2002	DECEMBER 31, 2001

Raw Materials	$13,152	$13,233
Work In Process	1,373	2,197
Finished Goods	3,679	1,956

	$18,204	$17,386

         Included in the Company’s September 30, 2002 net inventory balance are $47.3 million in reserves for inventory write-offs.

4.       Earnings Per Share:

         The following table summarizes the weighted average shares outstanding for basic and diluted earnings per share for the periods presented.

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,

	2002	2001	2002	2001

Net income (loss)	$(5,120)	$1,511	$(4,923)	$(28,662)

Weighted average number of common shares outstanding
Basic	42,567	32,986	40,326	32,780
Dilutive effect of stock options	—	—	—	—

Diluted	42,567	32,986	40,326	32,780

Earnings (loss) per common share
Basic	$(0.12)	$0.05	$(0.12)	$(0.87)
Dilutive effect of stock options	—	—	—	—

Diluted	$(0.12)	$0.05	$(0.12)	$(0.87)

5.       Accrued Business Restructuring:

         In the first nine months of 2002, the Company incurred business restructuring expenses of $1,011 as a result of the termination of approximately 8% of its workforce. This business restructuring primarily related to the release of the Company’s employees in concert with the acquisition of Elastic Networks and represented severance payments. Additionally, included in the net assets acquired in the acquisition of Elastic Networks on March 5, 2002, the Company recorded business restructuring liabilities of $2,281 comprised of severance payments for terminating Elastic Networks employees, the relocation of key Elastic Networks employees and expected costs for the closing of facilities in Alpharetta, Georgia and Hong Kong, China.

         During the first nine months of 2002, the Company paid $3,412 related to business restructurings. The remaining $236 accrued as of September 30, 2002, all of which is expected to be paid during 2002 and 2003, is related to both U.S. and international business restructuring and includes amounts related to both the Company and its newly acquired subsidiary, Elastic Networks. Substantially all payments expected to be made in 2003 are for lease payments for surplus leased facilities. The following table summarizes the activity in the business restructuring accrual for the first nine months of 2002:

Beginning balance at January 1, 2002	$356
Additions to accrual in the first nine months of 2002 for Paradyne Networks	1,011

Additions to accrual as part of the acquisition of Elastic Networks	2,281

Less payments made in the first nine months of 2002
(related to prior periods and current period restructuring)	(3,412)

Ending balance at September 30, 2002	$236

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

7.      Revolving Credit Facility:

         On July 16, 2001, the Company entered into an agreement (the “Credit Agreement”) with Foothill Capital Corporation, a wholly-owned subsidiary of Wells Fargo & Company, to provide a secured revolving line of credit in the amount of $17.5 million with availability subject to a borrowing base formula. At the Company’s option, the interest rate will either be the prime rate published by Wells Fargo plus .75% or the LIBOR (London Interbank Offered Rate) rate plus 2.75%. In no event will the borrowing rate be lower than 7%. The Credit Agreement contains financial covenants limiting the maximum amount of capital expenditures the Company can make and requiring it to meet minimum Earnings Before Interest, Taxes, Depreciation, and Amortization (“EBITDA”) targets. The Company is able to borrow up to a maximum of $17.5 million, which is secured by the value of its accounts receivable and its inventory. There are restrictions on the eligible amounts of both the accounts receivable and the inventory. In order to obtain this line of credit, the Company paid the lender a closing fee of $150, and will pay a monthly servicing fee of $3, an unused line fee of .375% of the balance not borrowed under the line of credit each month, and the Company will be responsible for audit and appraisal fees. If the Company fails to pay amounts due under the loan when due and payable, or if it fails to perform specified terms of the Credit Agreement, it will be in default if it has previously borrowed under the Credit Agreement. In the event of default, the Company will no longer be able to borrow under the Credit Agreement and it would have to immediately repay any amounts owed the lender. The Company may cancel the Credit Agreement at any time, but it would have to pay a cancellation premium starting at 3% of the maximum borrowing at the inception of the Credit Agreement, reducing as the Credit Agreement matures to 1% of the maximum borrowing during the last year of the Credit Agreement. In March 2002, Foothill Capital and the Company agreed to amend the Credit Agreement to specifically waive two provisions of the Credit Agreement, consent to the Company’s formation of a new subsidiary, consent to the activities of this new subsidiary and consent to the Company’s acquisition of Elastic Networks. The Company, in turn, waived the provision of the Credit Agreement which limited the amount of attorney’s fees in order to allow for the fees necessary to draft this amendment. A second amendment was agreed to in October 2002, which modified the definitions of “EBITDA” and “Triggering Event” under the agreement, reducing the minimum EBITDA targets in the event a Triggering Event occurs. No borrowings have been made under the Credit Agreement as of September 30, 2002.

8.      Pending Litigation:

         The Company is subject to legal proceedings, claims and liabilities that arise in the ordinary course of business. Due to inherent uncertainties of the litigation process and the judicial system, the Company is unable to predict the outcome of these legal proceedings. The Company has provided, however, for all loss contingencies where it believes it is probable and reasonably estimable (in accordance with SFAS No. 5) that a liability has been incurred. Following the Company’s September 28, 2000 press release regarding third quarter of 2000 results, several securities class action suits (collectively, the “Securities Actions”) against Paradyne and certain of its officers and directors, Andrew May, Paradyne’s Chief Executive Officer and President at the time, Patrick Murphy, Paradyne’s Chief Financial Officer and Senior Vice President, and Thomas Epley, Paradyne’s then Chairman of the Board (collectively, the “Defendants”), were filed in October 2000 in the United States District Court for the Middle District of Florida, Tampa Division (the “Court”). Sean E. Belanger, the Company’s current President, Chief Executive Officer and Chairman of the Board, was added as a Defendant in the litigation in April 2001. These actions were later consolidated into one case and the Court appointed Frank Gruttadauria and Larry Spitcaufsky as the lead plaintiffs and the law firms of Milberg Weiss Bershad Hynes & Lerach LLP and Barrack Rodos & Bacine as the lead counsel. The amended consolidated complaint alleges violations by the Defendants of the securities anti-fraud provisions of the federal securities laws, specifically Section 10(b) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. It further alleges that the individual Defendants are liable under Section 20(a) of the Securities Exchange Act as “control persons of Paradyne”. The plaintiffs purport to represent a class of investors during a purported class period of September 28, 1999 through September 28, 2000 and allege, in effect, that the Defendants during that time, through material misrepresentations and omissions, fraudulently or recklessly inflated the market price of the Company’s stock by allegedly erroneously reporting that the Company was performing well, that its inventories were properly stated, and that its customer base and product demand were solid. The Securities Actions seek damages in an unspecified amount for the purported class for the alleged inflated amount of the stock price during the class period. The Defendants believe the claims are without merit and intend to vigorously defend them, although they cannot predict the outcome. The Defendants filed a motion on May 25, 2001, asking the court to dismiss the complaint, with prejudice, after which the Plaintiffs filed a memorandum of law in opposition to Defendant’s dismissal motion on July 2, 2001. The Defendant’s dismissal motion was denied by the Court on April 4, 2002. By order dated October 24, 2002, the Court granted plaintiffs’ motion to certify a class, but accepted defendants’ arguments that the class should begin no earlier than March 20, 2000, instead of September 28, 1999 as plaintiffs had proposed. The class certified consists of purchasers of Paradyne stock from March 20, 2000 through September 29, 2000.

         A second stockholder purported class action suit was filed in December 2001 in the federal court in the Southern District of New York against the Company, some of the Company’s executive officers and the former Chairman of the Board, and the underwriters of the Company’s initial public offering (collectively, the “IPO Defendants”). That action alleges that defendants, during the period from July 15, 1999 through December 6, 2000, violated federal securities laws by allocating shares of the initial public offering to favored customers in exchange for their promise to purchase shares in the secondary market at escalating prices. The Securities Actions seek damages in an unspecified amount for the purported class for the losses suffered during the class period as a result of an alleged inflated stock price. The IPO Defendants believe the claims are without merit and intend to vigorously defend them, although they cannot predict the outcome. One of the Company’s directors, Keith B. Geeslin, is employed by the successor to an affiliate of DLJ Capital Corporation, one of the underwriters of the Company’s public offering.

         In July 2000, the Lemelson Medical, Educational & Research Foundation Limited Partnership (“Lemelson”) filed suit in the Federal District Court in the District of Arizona against the Company and approximately ninety other defendants. The suit alleges that all the defendants are violating more than a dozen patents owned by the third party which allegedly cover the fields of “machine vision” used extensively in pick-and-place manufacturing of circuit boards and bar code scanning. The Company purchased this equipment from vendors, who it believes may have an obligation to indemnify it in the event that the equipment infringes any third-party patents. The complaint seeks damages in an unspecified amount for the purported patent infringements. The complaint does not specify which defendants or activities allegedly violated which particular patents. The Company has responded with a Motion for More Definite Statement designed to identify the allegedly infringing activities as well as the particular patents and claims allegedly being infringed by it. Since the Company’s filing of its Motion for More Definite Statement, the entire case has been stayed in order to allow an earlier-filed case with common factual and legal issues to proceed. The Company cannot be sure that it will prevail in this action and any adverse outcome could require it, among other things, to pay royalties to the third party patent owner. Given the lack of specificity in the complaint, it is not currently possible to calculate the potential for, or extent of, any liability resulting from this claim. The Company also cannot be sure that it will not receive other claims alleging infringement in the future. The Company has engaged the law firm of Ganther and Fee as its legal counsel in this litigation.

         Other than the legal proceedings described above, in the normal course of business, the Company is subject to proceedings, lawsuits and other claims. While these other legal matters could affect the operating results of any one quarter when resolved in future periods, it is management’s opinion that after final disposition, any monetary liability or financial impact to

Paradyne, beyond that provided in the condensed unaudited consolidated balance sheet at September 30, 2002, would not be material to our annual consolidated financial statements.

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

         The amounts assigned to developed technology and purchased customer relationships, at the acquisition date were based on an appraisal by an independent valuation company. The Company assigned $2.8 million to purchased research and development based, in part, on the appraisal and the remainder on the development cost incurred by Elastic Networks, which was written off during the first quarter of 2002 and reported as part of research and development. The amounts assigned to intangible assets, not subject to amortization, principally goodwill, is $6.6 million, none of which will be deductible for income tax purposes because Elastic Networks was acquired in a tax-free reorganization. The assigned values and amortization periods for developed technology and purchased customer relationships are provided in detail below (in millions):

Intangible Asset	Amortization Period	Amount

Developed Technology (including patents)	7 years	$ 4.6
Purchased Customer Relationships	4 years	$ 2.0

         Total amortization expense related to the above for the nine months ended September 30, 2002 was $.7 million. It is estimated that amortization expense related to the above will amount to $.3 million for the remainder of 2002, $1.2 million for each of the years 2003, 2004 and 2005, and $.7 million for 2006.

         Elastic Networks designs high-speed, broadband communications products that have the advantages of high-speed access for the in-building broadband market and can operate effectively over lower quality lines. Elastic Networks was acquired for several reasons, including: it launched Paradyne into the in-building DSL market; Elastic Networks had a strong complimentary base of independent telephone companies, including one Regional Bell Operating Company, as customers; Elastic Networks’ EtherLoop product is an important technology to Paradyne; and Elastic Networks’ cash and working capital improved our balance sheet.

         The following unaudited pro-forma summary presents the consolidated results of operations of the Company as if the acquisition had occurred at the beginning of the periods presented herein. This presentation is for informational purposes only and does not purport to be indicative of what would have occurred had the acquisition been made as of these dates or of results which may occur in the future.

	NINE MONTHS ENDED SEPTEMBER 30,

	2002	2001

Revenue	$91,015	$115,027
Net Loss	(16,800)	(75,539)
Diluted Earnings Per Share	$(0.42)	$(2.30)

Jetstream Communications

         On May 20, 2002, the Company acquired certain key operating assets and all the intellectual properties from Jetstream Communications for $3.0 million. Additionally, the Company incurred $.2 million in acquisition costs. The acquisition has been accounted for under the purchase method of accounting, which resulted in the recognition of approximately $.5 million in intangible assets. The intangible assets are comprised solely of developed technology, which includes patents, as no goodwill was recorded. The developed technology will be amortized over a period of 7 years. At the acquisition date the major categories of assets and their values were as follows (in millions):

Inventory	$1.9
Property, plant & equipment	.8

         Jetstream designs high-speed voice over DSL equipment using ATM and IP (Internet Protocol) technologies. Jetstream was acquired for several reasons, including: Jetstream was a market leader in 2001 in voice over DSL; therefore, with the acquisition of the Jetstream assets, the Company quickly gained a strong market presence in one of its targeted markets; the Jetstream sales team had significant relationships with a large base of new customers; and the Company also acquired significant R&D talent in voice over DSL applications.

10.      Benefit for Income Taxes:

         The Job Creation and Worker Assistance Act of 2002 enacted on March 9, 2002 enables the Company to carry back its 2001 net operating loss to 1998. After carrying the 2001 loss back to 1998, the Company recognized an income tax refund of $1.6 million during the first quarter of 2002, $.9 million of which is reflected as an income tax benefit in the nine months ended September 30, 2002 Condensed Unaudited Consolidated Statement of Operations, and $.7 million is reflected as additional paid-in capital on the Condensed Consolidated Balance Sheet. Additionally, the Company recently settled an examination by the Internal Revenue Service for the years 1998 through 2000. Since the Company has a net operating loss carryover to future years of more than $10 million, during the third quarter the Company released an income tax liability accrual of $629 to the Statement of Operations as the Company believes such accrual is no longer warranted based upon completion of the recent IRS examination.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and other sections of this Form 10-Q contain forward-looking statements that involve a number of risks and uncertainties. These forward-looking statements are made pursuant to the “safe-harbor” provisions of the Private Securities Litigation Reform Act of 1995 and are made based on management’s current expectations or beliefs as well as assumptions made by, and information currently available to, management. All statements regarding future events, our future financial performance and operating results, our business strategy and our financing plans are forward-looking statements. In many cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “ potential,” or “continue,” or the negative of such terms and other comparable terminology. These statements are only predictions. Known and unknown risks, uncertainties and other factors could cause our actual results to differ materially from those projected in the forward-looking statements.

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

Overview

         We are a leading developer, manufacturer and distributor of broadband and narrowband network access products for network service providers, or NSPs, and business customers. We offer solutions that enable business class, service level managed, high-speed connectivity over the existing telephone network infrastructure and provide for cost-effective access speeds of up to 45 megabits per second. We market and sell our products worldwide to NSPs and business customers through a multi-tier distribution system that includes direct sales, strategic partner sales, NSP sales and traditional distributor or value added reseller sales. We estimate that sales to NSPs represented approximately 83% of our total revenues during the first nine months of 2002. Direct sales and services provided to BBT (which is located in Japan) accounted for approximately 19% of our total revenues and was our only 10% or greater customer in the first nine months of 2002. There were no customers in the current quarter with a 10% or greater concentration of total revenues; however, AT&T, Avaya, Equant, Lucent Technologies and Verizon were all major customers and represented approximately 32% of our total revenues for the third quarter of 2002. A loss or a significant reduction or delay in sales to any of our major customers could materially and adversely affect our business, financial condition and results of operations.

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

Results of Operations

Quarter and Nine Months Ended September 30, 2002 Compared to Quarter and Nine Months Ended September 30, 2001

Revenues. Total revenues decreased $10.8 million, or 32%, to $23.4 million for the quarter ended September 30, 2002 from $34.2 million for the same period in 2001. This decrease mostly results from a decrease in sales of both our narrowband and broadband products to some of our major customers. Equipment sales were 94% and 97% of total revenues for the quarters ended September 30, 2002 and 2001, respectively. Total revenues for the nine months ended September 30, 2002 decreased $6.9 million, or 7%, to $88.7 million from $95.6 million for the first nine months of 2001. These decreases were mostly attributable to significant decreases in the volume of sales of our narrowband access products to our major customers, offset by slight increases in royalty revenues and service revenues. The overall revenue shortfall for both the three month and nine month periods ending September 30, 2002 is primarily attributable to the current market conditions with less capital spending and longer sales cycles to close business. Equipment sales were 95% and 96% of total revenues for the nine months ended September 30, 2002 and 2001, respectively.

Gross Margin. Gross margin decreased $3.5 million, or 25%, to $10.8 million for the three months ended September 30, 2002 from $14.3 million for the three months ended September 30, 2001 and increased $14.2 million, or 49%, to $43.3 million for the nine months ended September 30, 2002 from $29.1 million for the nine months ended September 30, 2001. For the three months ended September 30, 2002, the decrease in gross margin is primarily due to a decrease in volume of sales of broadband and narrowband access products to our major customers offset in part by $1.3 million of positive margin generated from the reversal of inventory reserves related to the sale of previously reserved broadband inventory. For the nine months ended September 30, 2002 the increase in gross margin is primarily due to two factors. First, in the first nine months of 2002, we recorded $5.3 million of positive margin generated from the reversal of inventory reserves related to the sale of previously reserved broadband inventory. Second, in the month of June 2001, we recorded a $10.9 million provision for the write down of excess and obsolete inventory because of the sustained downturn in the telecommunications sector and uncertainty surrounding our ability to liquidate certain of our inventory at its current cost basis. No such reserve was recorded during the first nine months of 2002. Gross margin as a percentage of total revenues increased to 46% for the three months ended September 30, 2002 from 42% in the same period of 2001. For the nine months ended September 30, 2002, gross margin as a percentage of total revenues increased to 49% from 30% in the same period of 2001. The increase in gross margin percentage for the third quarter is mostly attributable to our recording of $1.3 million of positive margin generated from the reversal of reserves related to the sale of previously reserved broadband product. For the nine months ended September 30, 2002, the higher margin is due to the $5.3 million of positive margin generated from the reversal of inventory reserves related to the sale of previously reserved broadband inventory and to our recording a $10.9 million provision for the writedown of excess and obsolete inventory in June of 2001 that did not reoccur in 2002.

Research and Development Expenses. Research and development expenses increased $1.9 million, or 37%, to $7.0 million for the three months ended September 30, 2002 from $5.1 million for the same period in 2001. For the nine months ended September 30, 2002, research and development expenses increased $2.0 million, or 10%, to $21.7 million compared to $19.7 million for the same period in 2001. The increases for the three months ended September 30, 2002 are mostly from increased salary and wage expenses resulting from an increase in the number of personnel in the second quarter of 2002 versus 2001 as a result of the acquisitions of Elastic Networks and most of the operating assets of Jetstream. Additionally, there were increases in expenditures for engineering prototype supplies and professional fees for contracted services. The increases for the nine months ended September 30, 2002 are primarily due to a one-time $2.8 million charge for purchased research and development, resulting from the acquisition of Elastic Networks. Additionally, there were increases in expenditures for contracted services and engineering Prototype supplies, offset in part by reduced personnel costs and lower facility related expenses because of significant personnel reductions in the late first and second quarter of 2001, the full benefit of which is reflected in the 2002 period as well as broad based salary reductions implemented in the third quarter of 2001. The savings from the personnel reductions more than offset the third quarter increase in expense due to the Elastic Networks and Jetstream transactions. For the three months ended September 30, 2002, research and development expense as a percentage of total revenues, increased to 30% from 15% in the same period of 2001, due to the decrease in revenue and the increase in expense resulting from the Elastic Networks and Jetstream acquisitions. For the nine months ended September 30, 2002, research and development expense as a percentage of total revenues, increased to 24% from 20% for the same period of 2001, primarily attributable to the $2.8 million charge for purchased research and development expense related to the Elastic Networks acquisition partially offset by personnel reductions and a decrease in revenue.

Selling, General and Administrative (“SG&A”) Expenses. SG&A expenses increased $1.4 million, or 17%, to $9.3 million for the three months ended September 30, 2002 from $7.9 million for the three months ended September 30, 2001 and decreased $2.0 million, or 7%, to $26.6 million for the nine months ended September 30, 2002 from $28.6 million for the nine months ended September 30, 2001. The increase for the three months ended September 30, 2002 was mostly due to increased travel expenses, personnel cost and facilities related expenses. The increase in personnel costs was mostly attributable to increases in personnel due to the Elastic Networks and Jetstream transactions. Partially offsetting these personnel cost increases was a reduction in our 401(k) matching contribution for the quarter by utilizing plan forfeitures from terminated and unvested employees. The quarterly benefit to us for the utilization of plan forfeitures was approximately $.3 million, of which approximately $.1 million of this total benefited SG&A, $.1 million benefited manufacturing costs and approximately $.1 million benefited research and development. The decreases in SG&A expenses for the nine months ended September 30, 2002 are mostly attributable to decreases in expenses related to personnel, decreases in legal fees related to patents and intellectual property and decreases in advertising expenses, offset in part by increases in expenses related to facilities, increases in expenses for consignment of equipment to customers and increased travel expenses. The reduced personnel related expenditures are the result of significant personnel reductions in the late first and second quarter of 2001 that included the termination of approximately 80 SG&A employees, the full benefit of which is reflected in the 2002 period as well as broad based salary reductions implemented in the third quarter of 2001. The savings from the personnel reductions more than offset the third quarter increase in expense due to the Elastic Networks and Jetstream transactions. Additionally, we had a restructuring in the first quarter of 2002 that included the termination of approximately 25 SG&A employees, leading to further reductions in SG&A expenses during the quarter. This business restructuring was principally related to Paradyne employees released from the business in connection with the acquisition of Elastic Networks. SG&A expense as a percentage of revenue increased from 23% for the three months ended September 30, 2001 to 40% for the three months ended September 30, 2002, mostly due to the decrease in revenues during the period in addition to the increase in expenses. SG&A expense as a percentage of revenue was 30% for both the nine months ended September 30, 2001 and September 30, 2002.

Impairment of Intangible Assets. During the first three quarters of 2002, there were no charges for the impairment of intangible assets, whereas there was a $1.6 million and a $4.2 million charge in the first and second quarters of 2001, respectively, resulting in a total of $5.8 million for the first nine months of 2001. The $4.2 million charge results from the write off of the unamortized balance of goodwill that was originally recorded as part of the Control Resources Corporation, or CRC, purchase in April 2000. Revenues from the sale of the products and technology acquired as part of the CRC acquisition have been minimal. Because of uncertainty related to our ability to sell the products from the product line acquired from CRC, we determined that this intangible asset had no future economic value, and consequently, we were required to write off the unamortized balance of the asset. The $1.6 million charge for impairment of intangible assets results from the write-off of the net book value of an “Acquired Workforce” intangible that was originally recorded in the second quarter of 2000 as part of the purchase of substantially all of the assets of CRC. As part of the restructuring that occurred in the first quarter of 2001, we announced that we were closing the Fairlawn, New Jersey facility and that substantially all of the employees at that facility would be terminated in 2001. Since the value of the in-place workforce (who were terminated) was the basis of recording the acquired workforce intangible, we recorded an impairment charge for the remaining value of the asset.

Amortization of Intangible Assets and Deferred Stock Compensation. The amortization of intangible assets and deferred stock compensation increased by $.4 million to $.5 million for the three months ended September 30, 2002 from $.1 million for the same period in 2001 and increased by $.3 million to $1.1 million for the nine month period ended September 30, 2002 from $.8 million for the same period in 2001. The amortization of intangible assets which occurred in the three and nine months ended September 30, 2002 relates to developed technology, including patents and customer relationship intangibles that were recorded as part of the acquisition of Elastic Networks in March 2002 and as part of the acquisition of certain assets from Jetstream on May 20, 2002. The amortization of intangible assets which occurred in the first quarter of 2001, was attributable to goodwill and acquired workforce that resulted from the purchase of substantially all of the assets of CRC in the second quarter of 2000 (see “Impairment of Intangible Assets”). We wrote off all of the intangible assets related to the CRC purchase in the first two quarters of 2001 as a result of it being impaired. It is expected that amortization of intangible assets will be approximately $.3 million per quarter for the remainder of 2002. The amortization of deferred stock compensation is related to the granting of stock options to key employees at prices deemed to be below fair market value for financial reporting purposes. For the three months ended September 30, 2001 and 2002, amortization of deferred stock compensation was $.1 million, all of which was related to SG&A. For the nine months ended September 30, 2001, amortization of deferred stock compensation was $.3 million of which $.1 million related to research and development and $.2 million related to SG&A. For the nine months ended September 30, 2002, amortization of deferred stock compensation was $.4 million, of which $.1 million related to research and development and $.3 million related to SG&A.

Business Restructuring Charges. We incurred no business restructuring charges during the third quarter of 2002 or 2001. However, during the first nine months of 2002, we incurred business restructuring expenses of $1.0 million as a result of the termination of approximately 8% of our workforce. This business restructuring primarily related to the release of certain of our employees in connection with the acquisition of Elastic Networks and represented severance payments. During the first nine months of 2001, we incurred expenses of $3.8 million related to our plans to reduce expenses. This action was necessitated by the deterioration of the telecommunications equipment market, which resulted in reduced demand for our equipment. The 2001 restructuring expenses include severance payments for the termination of approximately 220 employees and costs incurred in conjunction with the consolidation of our facilities by closing two development centers located in New Jersey and one office building in Florida.

Interest and Other (Income) Expense,Net. Interest and other (income) expense, net, was $.2 million of income for both the three months ended September 30, 2002 and 2001 but decreased $.3 million to $.7 million of income for the nine months ended September 30, 2002, from $1.0 million of income for the same period in 2001. Interest and other (income) expense, net, is related to interest income on short term investments, technology sales, income from fees, interest on notes payable and borrowings under lines of credit and foreign exchange gains and losses. The decrease in income for the nine months ended September 30, 2002 was primarily attributable to the recognition of $.5 million of commitment fee income, net of expenses, received in connection with the termination of a credit facility with a customer during the first nine months of 2001 not repeated during the same period in 2002, partially offset by foreign exchange gains in 2002 versus foreign exchange losses in 2001.

Benefit From Income Taxes. Benefit from income taxes was $.6 million and $1.5 million, respectively for the three and nine months ended September 30, 2002 and $0 for the same periods in 2001. The $.6 million tax benefit for quarter three of 2002 is attributable to the reversal of income tax liability resulting from the finalization of a tax audit with the IRS covering periods through the 2000 tax year. In 2001 we incurred a tax loss of $23.6 million, which was carried back to prior years, and more than $10 million is still available to carry forward to future years. Since we expect no further federal income tax liability for the foreseeable future we reversed the $.6 million of income tax liability on our books to income. The $1.5 million benefit for income taxes for the nine months ended September 30, 2002 is comprised of the $.6 million described above and an additional $.9 million. The $.9 million results from our ability to carry back our 2001 tax loss to prior years and obtain a tax refund of $1.6 million due to the Job Creation and Worker Assistance Act of 2002 that was enacted in March 2002. Of this refund, a $.9 million tax benefit was recognized by us (and under tax accounting rules, an additional $.7 million of tax refund was recorded to paid in capital in the balance sheet). Since we incurred a pretax loss for the first nine months of 2002, had a loss carryover from the prior year and are not expected to generate pretax income for the remainder of the year, no tax provision is required.

Liquidity and Capital Resources

         Net cash provided by operations for the nine months ended September 30, 2002 totaled $5.2 million. Net loss of $4.9 million, adjusted for non-cash impacting items including depreciation and amortization, reversal of inventory reserves, allowance for bad debts, purchased in-process research and development related to the acquisition of Elastic Networks, and loss on sale of assets results in a negative cash flow of $2.1 million for the period. Positive cash from operating activities for the first nine months of 2002 resulted from reductions in inventory, restricted cash committed to acquire inventory from the Elastic Networks acquisition, and accounts receivable. The $5.1 million reduction in restricted cash was due to the acquisition of inventory from Elastic Network’s contract manufacturer as part of the integration of Elastic Networks. The $9.5 million positive cash flow from inventory is largely due to sales to BBT (most of which occurred in the first quarter of 2002). Contributing to decreases to cash from operations were decreases in accounts payable of $6.6 million, payroll and benefit related liabilities of $3.7 million and other current liabilities of $2.4 million. Accounts payable reductions principally related to payments for inventory purchased in the fourth quarter of 2001. Decreases in payroll and benefit related liabilities reflect the payment of employee bonuses in the first quarter of 2002 and decreases in other current liabilities reflects payments of liabilities associated with the acquisition of Elastic Networks. Cash provided by operating activities in the amount of $5.2 million reflects changes in asset and liability balances during the period, net of the effects of the initial acquisition of asset and liability balances of Elastic Networks on March 5, 2002 and Jetstream on May 20, 2002. Changes in balances, therefore, reflect actual cash receipts and payments by us for the entire period and as the owner of Elastic Networks and of the key operating assets of Jetstream only for the period from acquisitions through the end of the third quarter. There were no post-acquisition cash receipts and payments by Jetstream reflected in our financial statements because we only acquired certain key operating assets of Jetstream, not the legal entity.

         Cash provided by investing activities was $4.0 million for the first nine months of the year, which includes $8.8 million of cash, net of transaction costs, acquired in the March 5, 2002 acquisition of Elastic Networks. This increase in cash from the Elastic Networks acquisition was partially offset by $3.2 million in acquisition costs for the purchase of certain key assets of Jetstream on May 20, 2002 and by $1.6 million of capital expenditures for the first nine months of 2002, net of proceeds from the sale of property, plant and equipment. The low level of capital expenditures reflects the very tight controls placed on cash expenditures as a result of a slowdown in business activity.

         Cash provided by financing activities of approximately $3.3 million during the first nine months of 2002 was mostly due to the exercise of stock options and the contributions to the Employee Stock Purchase Plan.

         We had $50.3 million of cash and cash equivalents at September 30, 2002, representing an increase of $12.4 million from $37.9 million at December 31, 2001. We estimate that cash could decline by $2 million to $5 million in the fourth quarter. Working capital increased $17.1 million from $47.9 million at December 31, 2001 to $65.0 million at September 30, 2002, primarily due to the acquisition of Elastic Networks.

          On July 16, 2001, we entered into an agreement (the “Credit Agreement”) with Foothill Capital Corporation, a wholly-owned subsidiary of Wells Fargo & Company, to provide a secured revolving line of credit in the amount of $17.5 million with availability subject to a borrowing base formula. At our option, the interest rate will either be the prime rate published by Wells Fargo plus .75% or the LIBOR (London Interbank Offered Rate) rate plus 2.75%. In no event will the borrowing rate be lower than 7%. The Credit Agreement contains financial covenants limiting the maximum amount of capital expenditures we can make and requiring us to meet minimum Earnings Before Interest, Taxes, Depreciation and Amortization, or EBITDA, targets should our cash and cash equivalents balance go below $10 million or if we draw on our line of credit. We are able to borrow up to a maximum of $17.5 million based on the amount of our accounts receivable and inventory. There are restrictions on the eligible amounts of both the accounts receivable and the inventory. In order to obtain this line of credit, we paid the lender a closing fee of $150,000 and will pay a monthly servicing fee of $4,000 (since reduced to $3,000), an unused line fee of .375% of the balance not borrowed under the line of credit each month, and we will be responsible for audit and appraisal fees. If we fail to pay amounts due under the loan when due and payable, or if we fail to perform specified terms of the amended Credit Agreement, we will be in default if we have previously borrowed under the Credit Agreement. In the event of default we will no longer be able to borrow under the Credit Agreement and we would have to immediately repay any amounts owed the lender. We may cancel the Credit Agreement at any time, but we would have to pay a cancellation premium starting at 3% of the maximum borrowing at the inception of the Credit Agreement, reducing as the Credit Agreement matures to 1% of the maximum borrowing during the last year of the Credit Agreement. In March 2002, Foothill Capital and we agreed to amend the Credit Agreement to specifically waive two provisions of the Credit Agreement, consent to the formation of a new subsidiary by us, consent to the activities of this new subsidiary, and consent to our acquisition of Elastic Networks. We, in turn, waived the provision of the Credit Agreement, which limited the amount of attorney’s fees in order to allow for the fees necessary to prepare this amendment. A second amendment was agreed to in October 2002, which modified the definitions of “EBITDA” and “Triggering Event” under the agreement, reducing the minimum EBITDA targets in the event a Triggering Event occurs. The second amendment gives us greater flexibility to run the business as we see fit in these uncertain times and improves our ability to borrow should the need arise. No borrowings have been made under the Credit Agreement as of September 30, 2002.

         We believe that our current cash position, together with cash flows from operations, our efforts to monitor and control expenditures and our line of credit facility with Foothill Capital, will be sufficient to meet our working capital needs for at least the next twelve months.

Recent Trends and Developments

         There continue to be reductions in spending on networking equipment among smaller communications companies, including competitive local exchange carriers, or CLECs. Companies are continuing to change their build-out strategies amid increased competition, and some companies are experiencing decreases in funds available from the capital investment markets. Many of the growth opportunities for telecommunications equipment manufacturers are in the international markets. Approximately 43% of our equipment sales revenues in the first nine months of 2002 were international, compared to 31% in the first nine months of 2001.

         On January 29, 2002, we announced that Alcatel Microelectronics N.V. (now STMicroelectronics) had licensed Paradyne’s ReachDSL™ technology for its microelectronics unit to jointly develop and produce a new generation of ADSL chipsets. Known as ADSL/R, this chipset will combine standard ADSL technology with our patented ReachDSL technology. As part of this agreement, we have granted Alcatel’s microelectronics unit a license to use its ReachDSL technology for production of both central office and customer premise equipment chipsets. Additionally, we recognized $.5 million of royalty revenues related to this agreement in the first quarter of 2002.

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

         On May 20, 2002 we acquired certain key operating assets and intellectual property of Jetstream for $3.0 million. Additionally, we incurred $.2 million in acquisition costs. Jetstream was acquired for several reasons, including: Jetstream was a market leader in 2001 in voice over DSL, therefore, with the acquisition of the Jetstream assets, we quickly gained a strong market presence in one of our targeted markets; the Jetstream sales team had significant relationships with a large base of new customers; and we also acquired significant R&D talent in voice over DSL applications.

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

         We estimate amounts potentially owing to customers for incentive offerings, special pricing agreements, price protection, promotions, volume incentives, and in very limited cases to resellers for stock rotation. These estimates are taken as reductions to revenue pending completion of the various programs. In periods of slower sales growth, some of these incentives may be increased which will also decrease the amount of revenues recorded by us. Additionally, we reduce revenue for estimated customer billing adjustments based on past experience. We use our best judgement to estimate these reductions to revenue in the period they occur based on facts available at the balance sheet date. If a bad debt is incurred, it is charged to selling, general and administrative expenses.

Inventories

         Because of the long lead times to obtain raw materials in our industry, we must maintain sufficient quantities of inventory of our many products to meet expected demand. If actual demand is much lower than forecasted, we may not be able to dispose of our inventory at or above its cost. We write-down our inventory for estimated excess and obsolete amounts to the lower of cost or market. With the significant decline in customer demand, for example, we significantly wrote-down our inventory in both 2000 and 2001. If future demand is lower than currently estimated, additional write-downs may be required. Conversely, if we are later able to sell any of our written down inventory, we may be required to reverse any “excess” portion of our inventory reserve.

Legal Contingencies

         We currently have several legal proceedings in process including the securities actions discussed in Part II, Item 1 –“Legal Proceedings” of this Form 10-Q. Although we have established a liability in an amount estimating the reasonably probable future liability of these claims we can not be sure about the outcome of these cases. If the outcome of one or more of these cases is adverse to us, it could have a materially adverse impact on our business, financial condition and results of operations.

Warranty Obligations

         We generally provide a 12-month warranty to customers for products sold. We also have some outstanding warranty obligations for prior year sales of products with 24 and 60 month warranties. Although we have recorded a warranty liability that we estimate is adequate based on historical experience, it is possible that we could experience higher than expected warranty claims which would subject us to increased costs. In some cases these claims could be due to defective raw materials purchased from our vendors. If our vendors were unable to reimburse us for the cost of repairing or replacing the defective product, we would have to bear this cost to the customer.

Impairment of Goodwill

         Our impairment of goodwill policy follows SFAS No. 142 which states that intangible assets that are not subject to amortization shall be tested for impairment annually or more frequently if events or changes in circumstances warrants it. As such, we periodically evaluate acquired business assets for potential impairment indicators. Our judgments regarding the existence of impairment indicators are based on legal factors, market conditions and operational performance of our acquired business assets. Future events could cause us to conclude that impairment indicators exist and that goodwill associated with our acquired business assets is impaired. Any resulting impairment loss could have a materially adverse impact on our financial condition and results of operations.

Recently Issued Financial Accounting Standards

         In June 2002, the Financial Accounting Standards Board (FASB) voted in favor of issuing FASB Statement No. 146 entitled “Accounting for Exit or Disposal Activities”. SFAS No. 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the Emerging Issues Task Force (EITF) has set forth in EITF Issue No. 94-3, entitled, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”. The scope of SFAS No. 146 also includes (1) costs related to terminating a contract that is not a capital lease and (2) termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS No. 146 is effective January 1, 2003. We are currently reviewing the impact of SFAS No. 146 on our financial condition.

         In August 2001, SFAS No. 144, entitled “Accounting for the Impairment or Disposal of Long-Lived Assets”, was issued, replacing SFAS No. 121, entitled “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”, and portions of APB Opinion 30, entitled “Reporting the Results of Operations.” SFAS No. 144 provides a single accounting model for long-lived assets to be disposed of and changes the criteria that would have to be met to classify an asset as held-for-sale. SFAS No. 144 retains the requirement of APB Opinion 30 to report discontinued operations separately from continuing operations and extends that reporting to a component of an entity that either has been disposed of or is classified as held for sale. SFAS No. 144 is effective January 1, 2002 and was adopted by us as of that date. The adoption of SFAS No. 144 did not have a material impact on our financial condition or results of operations in the nine months ended September 30, 2002.

         In July 2001, the FASB issued SFAS No. 141, entitled “Business Combinations” and SFAS No. 142, entitled “Goodwill and Other Intangible Assets.” SFAS No. 141 establishes accounting and reporting for business combinations by requiring that all business combinations initiated after June 30, 2001be accounted for under the purchase method. Use of the pooling-of-interests method is no longer permitted. The adoption of SFAS No. 141 did not have a material impact on our financial condition or results of operations. SFAS No. 142 requires that goodwill no longer be subject to amortization, with related charges to earnings, but instead, be reviewed at least annually for impairment. We adopted this statement effective January 1, 2002 and the initial adoption has had no impact to our financial statements because at January 1, 2002 we had no goodwill or intangible assets recorded on our books. On March 5, 2002, we acquired Elastic Networks. As part of purchase accounting we recorded $6.6 million of intangible assets that are subject to amortization and approximately $6.6 million of goodwill, which is not subject to amortization. On May 20, 2002 we acquired certain key operating assets and all the intellectual properties from Jetstream. As part of purchase accounting we recorded $.5 million of intangible assets that are subject to amortization.

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

         We do not currently have any indebtedness other than capital lease obligations of approximately $0.7 million as of September 30, 2002. If we were to borrow from our revolving line of credit facility with Foothill Capital Corporation, we would be exposed to changes in interest rates. We are also exposed to changes in interest rates from investments in some held-to- maturity securities. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes.

ITEM 4.	CONTROLS AND PROCEDURES.

         (a)      Evaluation of Disclosure Controls and Procedures.

         Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended) as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”). Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to Paradyne (including its consolidated subsidiaries) required to be included in our reports filed or submitted under the Securities Exchange Act of 1934, as amended.

         (b)      Changes in Internal Controls.

Since the Evaluation Date, there have not been any changes in our internal controls or other factors that could significantly affect such controls.

PART II
OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

         Following Paradyne’s September 28, 2000 press release regarding contemplated third quarter results, several securities class action suits (collectively, the “Securities Actions”) against Paradyne, Andrew May, Paradyne’s Chief Executive Officer and President at the time, Patrick Murphy, Paradyne’s Chief Financial Officer and Senior Vice President, Thomas Epley, Paradyne’s then Chairman of the Board and Sean Belanger, Chairman of the Board, Chief Executive Officer and President (collectively, the “Defendants”), were filed in October 2000 in the United States District Court for the Middle District of Florida, Tampa Division. Plaintiffs include the following stockholders: Steven Barrios, Hayes Ho, Jacob Turner, Robert Preston, Ron Walker, Jerold B. Hoffman and Amy K. Hoffman. The Securities Actions allege violations by the Defendants of the securities anti-fraud provisions of the federal securities laws, specifically Section 10(b) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. The Securities Actions further allege that the individual defendants May, Murphy and Epley are liable under Section 20(a) of the Securities Exchange Act as “control persons of Paradyne”. The plaintiffs purport to represent a class of investors during a purported class period of September 28, 1999 through September 28, 2000 and allege, in effect, that the Defendants during that time, through material misrepresentations and omissions, fraudulently or recklessly inflated the market price of Paradyne’s stock by allegedly erroneously reporting that Paradyne was performing well, that its inventories were properly stated, and that its customer base and product demand were solid. The Securities Actions seek damages under the fraud-on-the-market theory in an unspecified amount for the purported class for the alleged inflated amount of the stock price during the class period. The Defendants filed a motion on May 25, 2001, asking the court to dismiss the complaint, with prejudice, after which the Plaintiffs filed a memorandum of law in opposition to Defendant’s dismissal motion on July 2, 2001. This motion was denied by the courts on April 4, 2002. By order dated October 24, 2002, the Court granted plaintiffs’ motion to certify a class, but accepted defendants’ arguments that the class should begin no earlier than March 20, 2000, instead of September 28, 1999 as plaintiffs had proposed. The class certified consists of purchasers of Paradyne stock from March 20, 2000 through September 29, 2000. The Defendants believe the claims are without merit and intend to vigorously defend them, although they cannot predict the outcome. We have engaged the law firm of Holland and Knight, LLP as our legal counsel in this litigation.

         A second stockholder purported class action suit was filed in December 2001 in the federal court in the Southern District of New York against us, some of our executive officers and the former Chairman of our board, and the underwriters of our initial public offering (collectively, the “IPO Defendants”). That action alleges that defendants, during the period from July 15, 1999 through December 6, 2000, violated federal securities laws by allocating shares of our initial public offering to favored customers in exchange for their promise to purchase shares in the secondary market at escalating prices. The Securities Actions seeks damages in an unspecified amount for the purported class for the losses suffered during the class period as a result of an alleged inflated stock price The IPO Defendants believe the claims are without merit and intend to vigorously defend them, although they cannot predict the outcome. One of our directors, Keith B. Geeslin, is employed by the successor to an affiliate of DLJ Capital Corporation, one of the underwriters of our initial public offering.

         In July 2000, the Lemelson Medical, Educational & Research Foundation Limited Partnership (“Lemelson”) filed suit in the Federal District Court in the District of Arizona against Paradyne and approximately ninety other defendants. The suit alleges that all the defendants are violating more than a dozen patents owned by the third party which allegedly cover the fields of “machine vision” used extensively in pick-and-place manufacturing of circuit boards and bar code scanning. We purchase this equipment from vendors, who we believe may have an obligation to indemnify us in the event that the equipment infringes any third-party patents. The complaint seeks damages in an unspecified amount for the purported patent infringements. The complaint does not specify which defendants or activities allegedly violated which particular patents. We have responded with a Motion for More Definite Statement designed to identify the allegedly infringing activities as well as the particular patents and claims allegedly being infringed by us. Since the filing of Paradyne’s Motion for More Definite Statement, the entire case has been stayed in order to allow an earlier-filed case with common factual and legal issues to proceed. We cannot be sure that we will prevail in this action and any adverse outcome could require us, among other things, to pay royalties to the third party patent owner. Given the lack of specificity in the complaint, it is not currently possible to calculate the potential for, or extent of, any liability resulting from this claim. We also cannot be sure that we will not receive other claims alleging infringement in the future. We have engaged the law firm of Ganther and Fee as our legal counsel in this litigation.

         Other than the legal proceedings described above, in the normal course of business, we are subject to proceedings, lawsuits and other claims. While these other legal matters could affect the operating results of any one quarter when resolved in future periods, it is management’s opinion that after final disposition, any monetary liability or financial impact to us, beyond that provided in the consolidated balance sheet at September 30, 2002, would not be material to our annual consolidated financial statements.

ITEM 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS

         Our registration statement on Form S-1 (Registration No. 333-76385) was declared effective on July 15, 1999 and our initial public offering commenced on July 16, 1999. We received net proceeds of approximately $62.2 million after deducting estimated underwriting discounts, commissions and offering expenses. As of September 30, 2002, we had used approximately $52.5 million of the net proceeds to repay all the outstanding indebtedness from our now-expired revolving line of credit facility with Bank of America, to pay for certain capital expenditures, to augment working capital and to fund the acquisition of CRC. We intend to use the remainder of the net proceeds for general corporate purposes, including working capital and additional capital expenditures. We continue to assess the specific uses and allocations for these remaining funds.

ITEM 5.	OTHER INFORMATION

         On October 16, 2002 Sean Belanger, President and Chief Executive Officer, was appointed to the position of Chairman of the Board by the Board of Directors. Mr. Belanger replaces Thomas Epley, who has served as Chairman of the Board since October 1996. Mr. Epley will retain a seat on the Board.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

Item	Description

2.1	Agreement and Plan of Merger dated as of December 27, 2001, as amended January 4, 2002, by and among Paradyne Networks, Inc., Phoenix Merger Sub, Inc. and Elastic Networks Inc. (filed as Annex A to the Joint Poxy Statement – Prospectus filed as part of the Registrant’s Form S-4 Registration Statement (No. 333-76814) filed January 16, 2002 and amended January 30, 2002, and incorporated herin by reference).

99.1	Statement of Chief Executive Officer of Paradyne Networks, Inc. Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Statement of Chief Financial Officer of Paradyne Networks, Inc. Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

No reports have been filed on a Current Report on Form 8-K during the quarter for which this report is filed.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Paradyne Networks, Inc.
Date: November 13, 2002	/s/	SEAN E. BELANGER

Sean E. Belanger Chairman, President and Chief Executive Officer

Date: November 13, 2002	/s/	PATRICK M. MURPHY

Patrick M. Murphy Senior Vice President, Chief Financial Officer, Secretary and Treasurer (Principal Financial and Accounting Officer)

CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO
SECURITIES EXCHANGE ACT RULES 13A-14 AND 15D-14
AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

         I, Sean E. Belanger, Chairman, President and Chief Executive Officer of Paradyne Networks, Inc., certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Paradyne Networks, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statement made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of the date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

By:	/s/ Sean E. Belanger

Sean E. Belanger Chairman, President and Chief Executive Officer

CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO
SECURITIES EXCHANGE ACT RULES 13A-14 AND 15D-14
AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

         I, Patrick M. Murphy, Chief Financial Officer of Paradyne Networks, Inc., certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Paradyne Networks, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statement made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of the date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

By:	/s/ Patrick M. Murphy

Patrick M. Murphy Chief Financial Officer