Form 10-K
period 2002-12-31
PARADYNE NETWORKS INC
filed 2003-03-20
CIK 76174

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                          TO

COMMISSION FILE NUMBER: 000-26485

PARADYNE NETWORKS, INC.

(Exact name of registrant as specified in its charter)

Delaware	75-2658219
(State or other jurisdiction of incorporation)	(I.R.S. employer identification no.)

8545 126th Avenue North

Largo, Florida 33773

(Address of principal executive offices)

(727) 530-2000

(Registrant’s telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common stock, $.001 par value per share

(Title of class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]    No [    ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [    ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12B-2)

Yes [    ]    No [X]

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $38,554,866 at February 28, 2003, based on the closing sale price of $1.32 per share for the common stock on such date on the Nasdaq National Market.

The number of shares of the registrant’s common stock outstanding at February 28, 2003 was 42,862,443.

Documents Incorporated by Reference

Portions of the registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 19, 2003 are incorporated by reference into Part III hereof.

PARADYNE NETWORKS, INC.

ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended December 31, 2002

PART I

Item 1.    Business

We believe that it is important to communicate our plans and expectations about the future to our stockholders and to the public. Some of the statements in this report are forward-looking statements about our plans and expectations of what may happen in the future, including in particular the statements about our plans and expectations under the headings “Item 1. Business” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”. Statements that are not historical facts are forward-looking statements. These forward-looking statements are made pursuant to the “safe-harbor” provisions of the Private Securities Litigation Reform Act of 1995. You can sometimes identify forward-looking statements by our use of forward-looking words like “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of these terms and other similar expressions.

Although we believe that the plans and expectations reflected in or suggested by our forward-looking statements are reasonable, those statements are based only on the current beliefs and assumptions of our management and on information currently available to us and, therefore, they involve uncertainties and risks as to what may happen in the future. Accordingly, we cannot guarantee you that our plans and expectations will be achieved. Our actual results and stockholder values could be very different from and worse than those expressed in or implied by any forward-looking statement in this report as a result of many known and unknown factors, many of which are beyond our ability to predict or control. These factors include, but are not limited to, those contained in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Risk Factors Which May Impact Future Operating Results” and elsewhere in this report. All written and oral forward-looking statements attributable to us are expressly qualified in their entirety by these cautionary statements.

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

We make our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and proxy statement for our annual stockholders’ meeting, as well as any amendments to those reports, available free of charge through our web site as soon as reasonably practicable after we electronically file such material with, or furnish it to the SEC. You can learn more about us by reviewing our SEC filings on our web site. Our SEC reports can be accessed through the company page of our web site, namely www.paradyne.com/corporate_info. The SEC also maintains a web site at www.sec.gov that contains reports, proxy statements and other information regarding SEC registrants, including Paradyne. Any reference herein to our worldwide web address does not constitute incorporation by reference into this Annual Report on Form 10-K of the information contained on our web site.

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

In December 2001, we announced the acquisition of Elastic Networks Inc., or Elastic Networks, of Alpharetta, Georgia. On March 5, 2002, the acquisition was completed and we acquired 100% of the capital stock of Elastic Networks in exchange for 7,623,875 shares of our common stock. Using an average market value of $3.77 per share (the average of the closing prices during the 7 trading days surrounding the December 27, 2001 announcement of the acquisition), the purchase price was approximately $28.7 million. Elastic Networks designs high-speed, broadband communications products that have the advantages of high-speed access for the in-building broadband market and can operate effectively over lower quality lines. Elastic Networks was acquired for several reasons including: it launches Paradyne into the in-building DSL market; Elastic Networks has a strong complimentary base of independent telephone companies as customers; Elastic Networks’ EtherLoop product is an important technology to Paradyne; and Elastic Networks’ cash and working capital improved our balance sheet. As of the close of the acquisition, Elastic Networks became a wholly owned subsidiary of Paradyne. During 2002, the business of Elastic was fully integrated into Paradyne. This transaction was accounted for using purchase accounting. In connection with the acquisition of Elastic Networks, Paradyne’s stockholders approved an increase in the authorized number of shares of Paradyne common stock from 60,000,000 to 80,000,000.

On May 20, 2002, we completed the acquisition of substantially all the operating assets of Jetstream Communications, Inc, of San Jose, California for $3.0 million in cash. Along with acquiring substantially all the operating assets including the intellectual property, we also hired a core team of engineers and selected sales people to restart the business as a product group of Paradyne. Jetstream Communications designed voice over broadband systems for use by telecommunications carriers. This equipment makes it possible for telecommunications carriers to deliver multiple lines of standard telephone service over broadband connections like DSL. Jetstream Communications had established themselves as the leader in the voice over broadband marketplace with a market share of over 50% in 2001, according to RHK Consulting.

We have a long history of technological innovation. As of the end of 2002, we have issued over 310 U. S. patents, hold over 195 patents and have over 95 U. S. patent applications pending. Our equipment has been sold to over 65% of the Fortune 500® companies. We estimate that sales to NSPs represented approximately 82% of our total revenues in 2002. With our reputation and history as a supplier of access solutions to a large customer base, we believe that we are well positioned to provide broadband access solutions to NSPs and business customers as they upgrade their networks.

Industry Background

Over the past several years, data traffic generated by computer users accessing the Internet or business networks has increased significantly. Industry analysts believe that the volume of this data traffic, referred to as “wide area network traffic,” will continue to expand rapidly due to four key trends:

—the dramatic growth in the use of high bandwidth applications over the Internet;

—the proliferation of distributed computing applications, such as electronic mail, electronic transaction processing, enterprise resource planning and inter-enterprise information transfer based on Web-technologies;

—the deregulation of the telecommunications services industry which has increased the number of service providers and intensified competition; and

—the continued deployment of high capacity fiber optic networks and the emergence of high-volume bandwidth network access technologies that increase the ability to transfer large volumes of information.

In order to accommodate increasingly high volumes of data, NSPs have invested significant resources to upgrade central office switching centers and the interconnecting infrastructure, known as the “network backbone.” While capacity constraints in the network backbone continue to be addressed through the use of high-speed digital and fiber-optic equipment, the network that connects end users to NSP central offices, typically known as the “last mile,” remains a bottleneck that limits high-speed data transmission. The last mile was originally constructed with copper twisted-pair wiring designed to support analog voice traffic. There is an estimated installed base of over 180 million copper lines in the United States, and over 900 million worldwide. End users have been frustrated by these limitations and the ability of NSPs to cost effectively deliver high-speed services, such as telecommuting, branch office internetworking and Internet access, over the last mile. Standard, narrowband dial-up connections, which are typically limited to data transmission rates of 28.8 kilobits per second, or Kbps, to 56.0 Kbps do not adequately support these applications. We believe that most business and residential users are finding these types of narrowband access technologies unacceptable for their high bandwidth requirements.

Global regulatory changes have increased the number of competitors in the access portion of the network and are accelerating the need for NSPs to upgrade their networks and increase their service offerings. Internationally, a number of developed and developing nations have privatized their state-owned telecommunications monopolies and opened their markets to new NSPs. New competitors in these markets include cable TV operators, Internet service providers, satellite operators, fixed wireless operators, and electric utilities. For example, cable TV operators are already beginning to provide data transmission services to customers by leveraging the high bandwidth capabilities of their coaxial cable based infrastructure. This increase in competition for the access portion of the network is also helping to facilitate the transition from narrowband to broadband access over the last mile. These new competitors are delivering broadband network access to end-user customers, which applies significant pressure to the incumbent local exchange carriers, or ILECs, to enhance their network infrastructure and deliver similar broadband services.

New digital technologies have been introduced to increase the speed and quality of digital transmission over the copper wire infrastructure, or local loop, in the last mile and provide alternative means of accessing the network backbone. The increased speed, lower transmission cost, higher reliability and quality of digital networks are better suited for transmitting the increased level of enhanced voice and high-speed data traffic that now must pass over the last mile. NSPs continue to aggressively install higher-speed, digital broadband transmission technologies, such as DSL, in the last mile. According to research data compiled by Jefferies & Company, the worldwide number of DSL connections is expected to grow from 18.1 million in 2001 to 73.8 million by 2004. At an average price of $150 per line, that would require approximately $8.5 billion in DSL equipment to support this volume of connections.

NSPs have deployed various narrowband and broadband technologies across customers’ wide area networks in order to provide cost-effective access solutions for their customers. Demand for high-speed access services has increased and more protocols have emerged to facilitate the connections of business customers to NSPs’ network backbones. Protocols are computer languages that allow two or more communications devices, such as modems, to communicate with one another. These protocols include Internet Protocol, commonly referred to as IP, Frame Relay, asynchronous transfer mode, commonly referred to as ATM, integrated services digital network, commonly referred to as ISDN and others. When networks must support multiple protocols, network management is more difficult because many protocols are being used simultaneously and the network management devices must decipher each protocol. The proliferation of protocols makes the provisioning and management of high-speed access technologies and services increasingly difficult. As a result, NSPs are required to operate and maintain hybrid networks comprised of recently adopted new technologies and existing installed equipment.

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

Continue To Develop Innovative Broadband Technology and System Solutions

We will continue to focus on providing innovative, cost-effective broadband access solutions that improve communications over the traditional copper telephone wire infrastructure for NSPs and business customers. Sales of broadband equipment represented approximately 82% of our total Equipment Sales revenues for 2002. We believe that our internally developed technologies play a key role in differentiating our products from those of our competitors. We have been issued over 310 U. S. patents, hold over 195 patents and have over 95 U. S. patent applications pending, and we expect many of these patents and patent applications will contribute to the development of new technologies and systems. In addition, we will continue to collaborate with technology partners to facilitate the development of competitive products, as we have previously done with Lucent and others. Our DSL technological innovations include our ReachDSL technology, which continues to be further enhanced and brought to market in the form of our ReachDSL products. Our ReachDSL transceiver technology, which is the core building block of our ReachDSL products, has demonstrated superior loop reach, immunity to typical impairments and ease of installation over alternative DSL technologies. In January 2002, we signed an agreement with Alcatel Microelectronics to develop a new ADSL chipset that incorporates our ReachDSL technology. If successful, this new ADSL chipset, called ADSL/R, will allow NSPs to deploy a single product everywhere without concern for whether the copper lines will fully support ADSL technology. It is anticipated that the ADSL/R chipset will initially attempt to train up with ADSL, but if it fails to do so, it will train up with ReachDSL, providing the customer with connectivity of service regardless of the line conditions. This feature can potentially save the NSP a considerable amount of operational expense, delay and customer frustration. We believe ReachDSL technology will continue to allow us to provide differentiated solutions, both in products and chipset technology, which provide our NSP customers with greater market coverage to more customers and lower installation costs than alternative DSL products. In February 2003, we announced a new customer premise product that uses ADSL/R technology, which allows the product to operate with standard ADSL technology or, alternatively, with ReachDSL technology. This product represents a large potential benefit to carriers who wish to deploy both standards-based ADSL for some customers and Paradyne’s unique ReachDSL in the more challenging environments. This new product will allow the carrier to only have to stock and support a single customer premise product to cover both technologies. The product will be available later this year.

With the acquisition of Elastic Networks, we obtained a new set of innovative DSL technologies called EtherLoop. Elastic Network’s BitStorm product family uses EtherLoop technology to deliver up to 10 Mbps over standard telephone wiring. Elastic Networks had found some success in the in-building and hospitality (hotel) DSL markets with their BitStorm products. We have continued to pursue these markets with the Elastic Networks’ products and with other new products developed since the acquisition. Like ReachDSL, EtherLoop also works well over “poor copper,” so there are opportunities with Paradyne’s existing NSP customers that we can pursue as well. We believe EtherLoop technology will allow us to provide differentiated solutions to the emerging in-building and hospitality DSL markets.

Our SLM technology innovations have been implemented in our FrameSaver and OpenLane products. We continue to enhance these products with innovations that enable our NSP customers to offer more cost-effective SLM services more broadly. We intend to enhance our DSL solutions with products designed for the in-building DSL market and more cost-effective DSL access multiplexer, or DSLAM, solutions for deployment of our ReachDSL technology. In order to increase customer premise equipment choices for our customers, we will continue to interoperate with products that allow customers to perform additional, high-value functions over their DSL network. These products allow voice and data to share the DSL network, streaming audio and video over a DSL network, or special protocols to be transmitted over a DSL network. In order to create additional features for our DSLAMs, we plan to continue to develop new versions of both hardware and software to support new requirements from our customers. Further, we have integrated our FrameSaver SLM technology into additional platforms, including those that support DSL and ATM. These new SLM DSL products will enable service providers to offer higher profit business networking to branch offices and expand their services beyond the commodity internet access markets. As our customers continue to expand their DSL networks into the application space of conventional broadband networks, we believe our technological leadership and products will provide Paradyne with a competitive advantage.

Continue To Capitalize On Global Buildout of DSL Infrastructure

Unit sales of DSL equipment are projected by industry sources to more than double over the next six years from 26 million units in 2002 to approximately 60 million units in 2008. Part of this increase is due to DSL winning a larger share of the market. In 2002, 62% of broadband modems sold were DSL, up from 57% in 2001. To capitalize on this projected growth, we intend to continue to pursue “design wins” from NSPs that are offering or plan to offer DSL services. A “design win” is achieved when an NSP adopts Paradyne products as one of a limited number of DSL platforms for its central office or private network deployment. A typical NSP build out includes DSLAMs in an NSP’s central office, resulting in an installed base into which Paradyne will be well positioned to sell DSL line-cards for the DSLAMs and DSL customer premises equipment for the end user. From the third quarter of 1997 through the fourth quarter of 2002, Paradyne has shipped over 31,000 DSLAMs into the marketplace with more than 4.8 million ports of capacity in the field. Some of our current DSL customers include Choice One Communications, Integra Telecom, Fibernet (UK), Beijing Telecom, Broadband Technologies Corporation (Japan), Cavalier Telephone, TDS Telecom, Northern Telephone, Shanghai Telecom, Concord Telephone, Matanuska Telephone, and Verizon. We will continue to focus on increasing our number of design wins with new NSPs, as well as maintain our existing relationships with NSPs who have awarded us design wins in the past. We increased our efforts to penetrate the emerging DSL markets outside of the U.S. in 2002. These markets represent greater opportunities in 2003 and beyond than they have in the past as many countries throughout Asia, Europe. Africa and Latin America are starting to deploy broadband DSL networks. We also intend to continue to produce a variety of DSL line-cards and develop or interoperate with innovative DSL customer premises equipment to handle the diverse needs of our NSP customers. We intend to deliver DSL solutions which improve the profitability of our NSP customers by avoiding the hidden costs associated with many DSL technologies, such as incremental unbudgeted truck rolls, and by providing business grade solutions that will allow our customers to expand their services beyond basic internet access.

With the acquisition of Elastic Networks, we launched into the in-building and hospitality markets for high-speed access in 2002. These markets have emerged as technologies supporting video on demand, internet access and voice have stabilized and become affordable. Elastic Networks’ BitStorm product line is able to deliver the bandwidth over short copper loop distances to support applications like these. In both the in-building (multiple dwelling unit or MDU) market and the hospitality (hotels) market, demand for services like these offer service providers and building owners attractive business opportunities. Elastic Networks closed significant equipment deals with Verizon Avenue, a subsidiary of Verizon, focused on the U.S. MDU market, and with Six Continents, a hotel holding company with over 3,200 hotels around the world, such as Inter-Continental, Crowne Plaza, Holiday Inn, Holiday Inn Express and Staybridge Suites by Holiday Inn. We will continue to focus on increasing our number of design wins with new MDU and Hospitality customers, as we believe we are in the position to take advantage of these markets that are entering a new growth phase.

Increase Worldwide Deployment of Framesaver as Part of Our NSP/ SLM Solutions

NSPs are enhancing their service offerings by providing intelligent devices such as certain of our FrameSaver products that provide NSPs with the diagnostic instrumentation to remotely monitor, diagnose and isolate the source of network performance issues. As a result, NSPs are able to provide higher uptime services, with lower costs of operations. In addition, NSPs are offering service level agreements for their Frame Relay and asynchronous transfer mode business customers. Service level agreements are put in place between an NSP and the NSP’s customer to document how the NSP and the customer expect the service to operate. Three parameters are generally measured and documented in SLAs: (1) availability (i.e. whether the service connection is up and running), (2) latency (delay in traversing the network from end-to-end) and (3) throughput (bandwidth used for the customer’s connection). If the service does not operate as specified according to these parameters, then there is typically some type of remedy. One example of those specified agreements is an agreement that service is to be available 24 hours a day, 365 days a year. If the service is not available for one of those days, then the NSP may then be required to reimburse the customer for one day’s worth of charges. We believe that as service level agreements become more widely adopted, NSPs and end user customers will increasingly require SLM solutions and, therefore, NSPs will be required to incorporate these solutions in their networks. We intend to focus on further integrating FrameSaver as part of our existing NSP customers’ service level agreement solutions and obtaining additional FrameSaver design wins from new NSPs. Currently, AT&T, SBC, BroadWing, WorldCom, Verizon and Sprint offer FrameSaver solutions to their customers. In addition, we intend to work with leading Frame Relay NSPs and DSL NSPs to deploy lower cost Frame Relay and Virtual Private Network (VPN) solutions using our FrameSaver DSL solutions. These solutions offer dramatic reductions in costs associated with the access networks. In addition, the Frame Relay over DSL solutions reduce the Frame Relay NSPs backbone costs by consolidating the number of access lines terminated on a common Frame Relay switch. These cost reductions offer increased opportunities to improve margins and increase service rates among the existing Frame Relay customers. They also offer the opportunity for NSPs to migrate the large number of business applications from lower end alternative services such as ISDN, satellite and dial-up connections, and expand the addressable market.

Focus on Product Sales To and Through NSPs

We intend to continue focusing on NSPs that deploy DSL, Frame Relay and IP voice and data services to capitalize on the increased demand for such services. Over the past five years, our sales to NSPs have increased as a result of the efforts of our worldwide NSP direct sales force. We estimate that approximately 82% of our total revenues in 2002 were generated from sales to NSPs. We intend to focus the efforts of our direct sales force on maintaining and increasing sales within our current NSP customer base as well as attracting new NSP customers worldwide.

Leverage Fortune 500® Customer Base as They Upgrade Their Networks to Broadband

We intend to leverage our installed base of Fortune 500® companies and other businesses that have purchased our narrowband products and conventional broadband products. Many of these customers have deployed networks including a combination of our narrowband and broadband solutions, and we expect that these companies will continue to upgrade their networks with additional broadband solutions. We believe that our existing customers prefer to buy our broadband products as a result of the ability to integrate our products into their existing networks more efficiently than the products of our competitors.

Products and Technologies

We develop, manufacture and distribute an extensive line of broadband network access products and technologies. Sales of broadband products represented approximately 82% of our total equipment sales revenue in 2002. In addition, we provide systems that allow business customers and NSPs to have a high level of management, monitoring and control over their network access equipment and circuits. Although advanced network management systems are an important aspect of our products and technology, they have not been a material aspect of our sales revenue generation. The table below includes a summary of our principal products. A further description of these products follows the table.

Broadband Solutions

Product	Description	Application
GranDSLAM

A DSL access multiplexer chassis that houses different line cards supporting a variety of DSL technologies which enable a variety of access services, including the ability to support line cards that support between four and 24 ports per card.

Typically resides inside an NSP’s central office and terminates many DSL lines and aggregates them into a high-speed connection to a network backbone.

ADSL/G.lite

Consists of:

—A line card that fits inside the DSL access multiplexer, or DSLAM, and supports asymmetric digital subscriber line, or ADSL, technologies that operate at the highest possible speed based on the quality of the telephone line, and g.lite a lower speed, splitterless asymmetric DSL technology.

—A customer premises endpoint that connects the users’ equipment to the telephone line.

The card in the DSLAM and the endpoint create a high speed packet connection operating at transmission rates up to 8 megabits per second over a two wire telephone line. Also allows voice to be transmitted at the same time data is being transmitted and allows business partners to provide endpoints that work with Paradyne’s DSLAM.

RADSL

Consists of:

—A line card that fits inside the DSLAM, and supports ADSL and symmetric digital subscriber line, or SDSL, technologies that operate at the highest possible speed based on the quality of the telephone line.

—A stand-alone endpoint that connects the user to the telephone line.

The card in the DSLAM and the endpoint create a high speed packet connection operating at transmission rates up to 7 megabits per second over a two wire telephone line. Also allows voice to be transmitted at the same time data is being transmitted.

MSDSL	Consists of: —A line card that fits inside the DSLAM and supports SDSL technology. —An endpoint that connects the end user equipment to the telephone line.

The card in the DSLAM and the endpoint create a high speed channelized connection operating at transmission rates up to 2 megabits per second over a two wire telephone line. Allows channelized voice to be transmitted at the same time data is being transmitted.

SDSL	Consists of: —A line card that fits inside the DSLAM and supports SDSL. —An endpoint that connects the end user equipment to the telephone line.

The card in the DSLAM and the endpoint create a high speed ATM based connection operating at transmission rates up to 2 megabits per second over a two wire telephone line. Also allows interoperability with certified business partner provided endpoints and FrameSaver DSL endpoints.

Product	Description	Application
SDSL /IDSL

Consists of:

—A high density line card that fits inside the DSLAM and supports SDSL/integrated digital subscriber Line, or IDSL, technology that operates at the highest possible speed based on the quality of the telephone line.

—An endpoint that connects the end user equipment to the telephone line.

The card in the DSLAM and the endpoint create a high speed connection operating at transmission rates up to 2 megabits per second over a two wire telephone line. IDSL also allows operation through a Digital Loop Carrier (DLC) for service areas that are fed by DLC based connections.

G.SHDSL

Consists of:

—A line card that fits inside the DSLAM and supports G.SHDSL technology that operates at up to 2 megabits per second.

—A customer premises endpoint that connects the users’ equipment to the telephone line.

The card in the DSLAM and the endpoint create a high speed connection operating at transmission rates up to 2 megabits per second over a two wire telephone line. Also allows interoperability with certified business partner provided endpoints and FrameSaver DSL endpoints.

ReachDSL	Consists of: —A line card that fits inside the DSLAM and supports ReachDSLtechnology. —An endpoint that connects the end user equipment to the telephone line.

The card in the DSLAM and the endpoint create a high speed packet connection operating at transmission rates up to 2.2 megabits per second over a two wire telephone line. Also allows voice to be transmitted at the same time data is being transmitted.

ADSL/R CPE	An endpoint device that connects the end user equipment to the telephone line using either ADSL or ReachDSL technology.

The ADSL/R endpoint creates a high speed packet connection operating at transmission rates up to 8 megabits per second over a two wire telephone line running ADSL or up to 2.2 megabits per second over a two wire telephone line running ReachDSL technology. Also allows voice to be transmitted at the same time data is being transmitted.

GranDSLAM 4200

A DSL access multiplexer designed to support a single DSL technology (either ADSL or ReachDSL) over a standard telephone wire. This DSLAM is packaged in a small housing that is only one rack-unit in height (referred to as a “1-U” DSLAM), making it very conservative in terms of the rack space required to house the unit.

Typically resides inside an NSP’s central office or remote terminal cabinet and terminates up to 24 ADSL or ReachDSL lines and aggregates them into a high-speed connection to a network backbone. Ideal for applications where there is very limited physical space to house the DSLAM.

BitStorm 1900 IP DSLAM

From the Elastic Networks acquisition. A DSL access multiplexer chassis designed specifically to support EtherLoop next generation IP DSL technology enabling bi-directional IP bandwidth up to 10 Mbps per line, all compatible with baseband voice on a single pair.

Typically resides inside an NSP’s central office or in a building wiring closet and terminates up to 120 EtherLoop lines and aggregates them into a high-speed IP connection to a network backbone.

BitStorm 2400 IP DSLAM

A 1-U DSL access multiplexer designed specifically to support EtherLoop next generation IP DSL technology enabling bi-directional IP bandwidth up to 10 Mbps per line, all compatible with baseband voice on a single pair.

Typically resides inside an NSP’s central office or in a building wiring closet and terminates up to 24 EtherLoop lines and aggregates them into a high-speed IP connection to a network backbone.

BitStorm 4800 IP DSLAM	A 1-U DSL access multiplexer designed to support standard ADSL services to a standard ADSL endpoint product at the customer premise, simultaneous with baseband voice on a single pair.	Typically resides inside an NSP’s central office or in a building wiring closet and terminates up to 48 ADSL lines and aggregates them into a high-speed IP connection to a network backbone.

StormPort CPE	From the Elastic Networks acquisition. IP DSL modems enabling baseband voice and bi-directional IP bandwidth up to 10 Mbps.	Typically resides at a customer premise location where the DSL service is terminated by a customer Ethernet port.

FrameSaver SLM (Service Level Management)	Consists of: —A stand-alone endpoint that connects remote offices to a frame relay network. Also available as a line card. —SLM software for monitoring and managing a Frame Relay network.	Many locations are connected to a Frame Relay network and the SLM software is used to make sure each location is operating efficiently per the configuration of the Frame Relay service.

Product	Description	Application
FrameSaver SDSL

Consists of:

—  A stand-alone endpoint that connects remote offices to an ATM based Frame Relay network and supports symmetric digital subscriber line, or SDSL (2B1Q) technology that operates at the highest possible speed based on the quality of the telephone line.

—  SLM software for monitoring and managing a Frame Relay network.

The SLM software is used to make sure each location connected to the Frame Relay network is operating efficiently per the configuration of the Frame Relay service. FrameSaver SDSL provides the same basic capabilities of the FrameSaver FLEX product, however, it incorporates SDSL as an alternative to T1 or DDS access.

FrameSaver SDSL Router

Consists of:

—  A stand-alone endpoint with an integrated basic router that connects remote offices to an ATM based Frame Relay or IP VPN Network and SDSL technology.

—  Optional SLM software for monitoring and managing a Frame Relay network.

The SLM software is used to make sure each location connected to the Frame Relay network is operating efficiently per the configuration of the Frame Relay service. FrameSaver SDSL provides the same basic capabilities of the FrameSaver FLEX product, however, it incorporates SDSL as an alternative to T1 or DDS access and includes an integrated router.

FrameSaver G.SHDSL

Consists of:

—  A stand-alone endpoint that connects remote offices to an ATM based Frame Relay network and supports standard G.SHDSL technology that operates at the highest possible speed based on the quality of the telephone line.

—  SLM software for monitoring and managing a Frame Relay network.

The SLM software is used to make sure each location connected to the Frame Relay network is operating efficiently per the configuration of the Frame Relay service. FrameSaver G.SHDSL provides the same basic capabilities of the FrameSaver FLEX product, however, it incorporates G.SHDSL as an alternative to T1 or DDS access.

FrameSaver Network to Network	A stand-alone endpoint that connects two Frame Relay networks together.	Allows two different Frame Relay networks to be connected together and support the SLM software applications.

FrameSaver/ATM	A stand-alone endpoint that connects large locations to a Frame Relay network through a 45 megabits per second connection to an ATM network.	Allows one high-speed connection to a Frame Relay network that is more efficient than many lower speed connections.

Jetstream CPX-1000	A standards-based voice gateway chassis that provides all the signaling and interfaces required for broadband access equipment to interface with a standard class-5 telephone switch.

Enables broadband voice services by allowing the interconnection of ATM data streams to a standard class-5 telephone switch, converting the ATM broadband connection to a standard T1 or E1 telephone switch connection.

Acculink Broadband Digital Access	Stand-alone endpoints that transmit data and voice over high-speed circuits. Also available as a line card.	Allows voice and data traffic to share a single, high-speed circuit to a variety of backbone networks.

NextEdge	A stand-alone endpoint that supports many data and voice connections over several high-speed circuits. Also supports the FrameSaver SLM system.

Allows many different data and voice services at a remote office to share one or two high-speed circuits to a variety of backbone networks. In addition, it can be integrated into a FrameSaver SLM system.

Narrowband Solutions

Product	Description	Application
Comsphere Subrate Digital Access	Stand-alone and line card products that support data transmission over digital network facilities.	Allows data services to be connected over digital leased lines at narrowband speeds.

Comsphere Modems	Stand-alone and line card products that support data transmission over analog network facilities.	Dial-up and leased line modems that allow narrowband connectivity over analog lines

Network Management Solutions

OpenLane Network Management System	Software for managing networks built with Paradyne products.	Used as a stand-alone system or part of a larger system to manage all the Paradyne products deployed in a network.

GrandView Network Management System	Software for managing networks built with Paradyne GranDSLAM or Bitstorm Products.	Used as a stand-alone system or part of a larger system to manage all the Paradyne GranDSLAM or Bitstorm products deployed in a network.

Broadband Solutions

Broadband DSL

The multiservices system includes DSLAM termination equipment, which provides aggregation of services in the central office, and an array of customer premises equipment, which extend various broadband access services over the local loop to the customer premise. The system supports a range of broadband multimedia access services, such as business and residential Internet access, remote local area networks access and virtual private network access at symmetric rates (similar transmission rate for sending and receiving data over the same line) of up to 2 Mbps and asymmetric rates (varying transmission rates for sending and receiving data over the same line) of up to 8 Mbps. It also supports Frame Relay, ATM and T1/E1 channelized access to the wide area networks. With channelized access, customers can send and receive voice or data traffic on different channels. For example, channels 1-12 could be used to send data while channels 13-24 could be used to send voice. In addition to supporting high density configurations for central office applications, the efficient packaging for lower density market entry applications allows products to be deployed in a variety of private copper networks, including multi-dwelling-units for both business and residential access services, universities, hotels, and government campus private networks.

Our primary customers for our DSL products are CLECs, incumbent carriers and other NSPs. An increasing segment of our DSL customer base is emerging in the international markets, which are expanding through deregulation and the rapidly growing interest in developing countries for broadband DSL. Our products are easily installed, scaleable and operate over long loops, which enhance an NSP’s ability to deploy them quickly and service new customers. Additionally, these qualities allow our NSP customers to supply symmetric services to their business customers and asymmetric services to their consumer customers or they may want to use ATM on some backbone connections and Frame Relay on other backbone connections. The system can be configured, monitored and controlled through our GrandView network management system which provides complete end-to-end management and reporting coverage of the entire broadband DSL access solution.

Our DSL products consist of two major product categories, DSLAMs and customer premises equipment.

Multiservices GranDSLAMs:    A DSLAM is a DSL access multiplexer installed in NSPs’ central offices and private copper networks that provides termination and aggregation of multiple DSL lines and associated services protocol translation. Paradyne’s Multiservices DSLAMs are called the GranDSLAM. The GranDSLAM systems consist of network equipment building standard (NEBS) certified chassis and associated DSL line cards, and an aggregation system with a variety of wide area network options and a standards based network management system. Network equipment building standard certification is generally necessary in order for a product to be installed in the central office of an NSP. Key features of a GranDSLAM system include:

— the ability to support line cards that support between four and 24 ports per card;

— multiple DSLAM configurations, which include our highly-compact, stackable DSLAM supporting as few as 4-8 DSL lines which is scalable to 68 lines and our high-density DSLAM supporting as many as 432 lines per shelf;

— the ability to support a range of voice and data applications that operate over packet technologies and channelized access technologies;

— a broad set of available interfaces to consolidate traffic onto a backbone network. These interfaces operate from between 1.544 Mbps up to 155 Mbps in asynchronous transfer mode and up to gigabit speeds to support Ethernet or up to 45 Mbps to support Frame Relay. These interfaces include: 10base-T, 100base-T, Channelized T1 and E1, Frame Relay T1 and E1 and T1, NxT1, DS-3, E3, STM-1 and OC3 asynchronous transfer mode; and

— a simple network management protocol compliant distributed network management architecture that supports efficient network management required for large NSP network deployments.

DSL customer premises equipment:    DSL customer premises equipment terminates DSL access services at the customer premise for connectivity to local area networks, personal computers, routers and other voice and data equipment. Customer premises equipment operates at a variety of transmission speeds and loop lengths to meet the needs of our customers. Customer premises equipment and associated DSLAM line cards support multiple DSL technologies. In addition to developing our own DSL customer premises equipment, we certify interoperability with other industry leaders to provide our customers with a broader range of endpoints and expand the total service opportunities supported by our system.

BitStorm.    As a result of the Elastic Networks acquisition in March 2002, we now develop, manufacture and distribute the BitStorm family of products. The BitStorm system includes (1) the BitStorm 1900 IP DSLAM, the BitStorm 2400 IP DSLAM and the BitStorm 4800 IP DSLAM, which provide aggregation of services in the central office or the building wiring closet, and (2) StormPort customer premises equipment, which extends broadband access services over the local loop to the customer premise. The system supports a range of broadband multimedia access services, such as business and residential Internet access, remote local area networks access and virtual private network access at symmetric rates (similar transmission rate for sending and receiving data over the same line) of up to 10 Mbps. BitStorm products are ideal for multi-dwelling units for both business and residential access services, universities, hotels, and government campus private networks.

Our primary customers for BitStorm products are in-building network providers, hotel and hospitality network providers and incumbent carriers and other NSPs. Some of our BitStorm products use our patented EtherLoop technology, which is easily installed, scaleable and operates over long loops, which enhance an NSP’s ability to deploy them quickly and service new customer applications. Additionally, EtherLoop can deliver bandwidth up to 10 Mbps over relatively short loops, which enables high-quality video services, internet access and baseband voice to be simultaneously offered. The BitStorm system can be configured, monitored and controlled through our GrandView network management system, which provides complete end-to-end management and reporting coverage of the entire broadband access solution.

BitStorm products consist of two major product categories, a selection of DSLAMs and customer premises equipment.

BitStorm 1900 IP DSLAM:    A DSLAM is a DSL access multiplexer installed in NSPs’ central offices and private copper networks that provides termination and aggregation of multiple DSL lines. The BitStorm 1900 IP DSLAM consists of network equipment building standard (NEBS) certified chassis and associated EtherLoop line cards, and an aggregation system for IP networks and a standards based network management system. Network equipment building standard certification is generally necessary in order for a product to be installed in the central office of an NSP. Key features of a BitStorm 1900 IP DSLAM system include:

— the ability to support EtherLoop line cards that support up to 12 ports per card;

— the ability to support a range of voice and data applications that operate over packet technologies; and

— a simple network management protocol compliant distributed network management architecture that supports efficient network management required for large network deployments.

BitStorm 2400 IP DSLAM:    The BitStorm 2400 IP DSLAM is a compact, 1-U (one rack unit in height) device that incorporates 24 dedicated EtherLoop ports, and a high-speed aggregation uplink for IP networks. As subscriber requirements grow, units may be stacked to provide as many as 192 ports. Key features of a BitStorm 2400 IP DSLAM system include:

— the ability to support up to 24 EtherLoop ports;

— the ability to support a range of voice and data applications that operate over packet technologies; and

— a simple network management protocol compliant distributed network management architecture that supports efficient network management required for large or small network deployments.

BitStorm 4800 IP DSLAM:    The BitStorm 4800 IP DSLAM is a compact, 1-U device that incorporates either 24 or 48 dedicated ADSL ports, and a high-speed aggregation uplink for IP networks. As subscriber requirements grow, units may be stacked to provide as many as 384 ports. Key features of a BitStorm 4800 IP DSLAM system include:

— the ability to support up to 24 or 48 ADSL ports;

— the ability to connect to a wide range of industry standard ADSL endpoints;

— the ability to support a range of voice and data applications that operate over packet technologies; and

— a simple network management protocol compliant distributed network management architecture that supports efficient network management required for large or small network deployments.

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

DSL technology innovation:    We expect to continue to implement multiple DSL technologies in our products, and, consistent with market requirements, to implement additional DSL technologies as they become available and accepted in the market. While we purchase some of the DSL technologies implemented in the GranDSLAM and customer premises equipment, our ReachDSL product represents a unique DSL technology developed and implemented by us that does not require a telephone line splitter and works over very long loops. The primary advantages of ReachDSL technology are:

— simultaneous voice and data capability over copper loops up to 24,000 feet (compared with ADSL which typically operates up to 15,000 feet) unaffected by multiple terminations of copper loop, commonly known as bridged taps, which provides for ease of customer installation and eliminates need for rewiring at the customer premise; and

— higher port densities, thereby allowing more modems to be deployed in one DSLAM which lowers cost of deploying a DSL port. The cost is lowered because more ports can share the common cost of the DSLAM chassis and power supplies and because customers can put more ports in the same amount of shelf space.

The ReachDSL product is well suited for line sharing and spectrum unbundling applications as specified by the Federal Communications Commission (FCC 99-355) on December 9, 1999. The benefits of line sharing include lower recurring loop costs, faster availability of loops for initial service deployment and better initial loop quality than new loops that were not already actively in service. ReachDSL can be operated in line sharing configurations where the DSL service is delivered over the same local line that is delivering basic telephone service. In addition, ReachDSL has demonstrated an ability to operate consistently over a wider range of loop conditions and loop lengths than ADSL based products. We believe ReachDSL provides a competitive advantage for competitive local exchange carriers and incumbent carriers in this application. Additionally, we believe ReachDSL offers unique capabilities for PTTs in developing countries, where the copper infrastructure is particularly challenging for ADSL. The unique performance characteristics of ReachDSL position us well for future business in developing countries around the world.

We expect to continue to implement multiple DSL technologies in our BitStorm products consistent with market demand and new technological innovations. Our BitStorm EtherLoop product represents a new DSL technology developed and implemented by us that does not require a telephone line splitter and works at very high speeds over short loops and at slower, but still broadband speeds over very long loops. The primary advantages of EtherLoop technology are:

— very high-speed digital services over copper loops up to 5,000-6,000 feet, which enables simultaneous high-speed video services in addition to internet access and baseband voice; and

—operation over copper loops up to 24,000 feet unaffected by bridged taps and other typical loop impairments, similar to ReachDSL.

Broadband SLM

FrameSaver.    Our FrameSaver system is an innovative SLM system for Frame Relay, Frame Relay/ATM, and IP networks. The FrameSaver system consists of customer premises equipment, NSP equipment and network management software to monitor and measure network performance across public Frame Relay networks. The FrameSaver system is available with service level verification features that measure performance and store the results for retrieval by our OpenLane network management system. The storage and data retrieval mechanisms have been implemented according to recognized industry standards, which makes the FrameSaver system compatible and interoperable with many other systems that business customers or NSPs may have installed. The FrameSaver network access units also provide extensive non-disruptive diagnostic and testing capabilities along with standard access functionality, to give enterprise customers or service providers a complete managed solution.

Key features of our FrameSaver system include:

—extensive performance management with diagnostic and control capabilities that are used to identify and resolve problems quickly without disrupting the network;

—standards based measurements that allow customers to measure data throughput both within and above their committed information rates;

—availability in a range of conventional network access speeds, from 64 Kbps up to T3;

—additional availability in SDSL and G.SHDSL based configurations to enable Frame Relay services over DSL access networks;

—non-disruptive management that can be accessed over the Frame Relay network or through an integrated dial modem;

—ability to install and diagnose without the presence of a router or a costly technician visit to the customer site;

—dial backup through integrated service digital network to protect against network failures;

—network to network interface for SLM across multiple Frame Relay networks;

—auto configuration of customer premises equipment for ease of installation; and

—ability to scale from small single customer networks to large service provider networks.

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

FrameSaver SLV Router, an extension to the FrameSaver family, is an intelligent T1/FT1 SNMP CSU with added Ethernet functionality. The FrameSaver SLV Router offers advanced SLM capabilities, including Web-accessible historical network performance graphs, historical SLA verification reports, proactive thresholding along with the standard frame-aware visibility and diagnostics. These world-class-end-to-end SLM capabilities coupled with branch office router functionality make the FrameSaver SLV Router the perfect all-in-one solution for service providers and enterprise customers.

Acculink and NextEdge.    T1/E1 Access Products, Acculink and NextEdge T1/ E1 digital access products consist of a range of products that provide an interface between a T1 circuit, which carries data at 1.544 Mbps or an E1 circuit, which carries data at 2.048 Mbps, and a customer’s high-speed digital equipment, such as a computer, router, multiplexer, wide area network switch or telephone system. The Acculink and NextEdge products are managed by our OpenLane network management system, which provides centralized management of large, geographically disbursed networks for NSPs and businesses. Businesses, service providers, government entities and other organizations use these products to build low-cost, centrally managed networks for high-speed, digital applications. Our T1/ E1 digital access products provide a broad range of features, including centralized, standards-based network management multiple voice and data interface ports and multiplexing.

Acculink.    Acculink products provide integrated voice and data network access to business customers who want to take full advantage of their T1/ E1 bandwidth capacity. The products are used primarily in applications where voice and data integration over a T1 or E1 line is required. The Acculink T1/ E1 products were introduced as a standard part of AT&T’s High-Speed Accunet digital services in the early 1990s, and have been deployed widely in large business networks ever since.

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

Narrowband Solutions

Our Comsphere digital access products consist of a family of managed digital service units that provide a network interface for a digital circuit operating at up to 64 Kbps and a customer’s digital equipment, such as a computer, terminal controller, router or other narrowband digital communications equipment. We introduced the Comsphere digital service unit in the early 1990s, when they were offered as a standard part of AT&T’s digital data services. Our Comsphere analog modems enable communications over dial-up or dedicated analog circuits. These analog modems are approved for use around the world and are widely deployed in business and NSP networks. These highly managed modems operate on both dial circuits and analog private line circuits where network applications demand an extremely high degree of network uptime and manageability. All of the Comsphere products are managed by our OpenLane network management system, which provides centralized management of large, geographically disbursed networks for NSPs and businesses.

Businesses, service providers, government entities and other organizations use these products to build low-cost, centrally managed networks for their digital applications. Many of these customers have also begun installing our Acculink, NextEdge and FrameSaver products for their broadband network access applications.

Network Management Solutions

OpenLane.    The OpenLane network management system, a centralized management platform, integrates OpenLane into all of our product families and provides NSPs and business customers with the ability to manage their network access products located at the edge of the wide area network. The OpenLane software is purchased separately with each of our products in order to utilize OpenLane’s management capabilities.

GrandView.    The GrandView network management system, a centralized management platform, provides management of our DSL products. The GrandView network management system offers a user-friendly graphical user interface and graphical reporting.

Corporate Development Relationships

Our success is dependent upon our continued development relationships with a number of companies with whom we have development arrangements. We expect to continue to collaborate with technology partners to facilitate the development of competitive products. Currently, our development relationships include the following:

Lucent.    In November 1998, we entered into a joint development and marketing agreement with Ascend in connection with our OpenLane SLM software and Ascend’s Navis, a network management system. Lucent acquired Ascend in 1999. Under the agreement, we developed interface software which integrates OpenLane with Navis, creating a single integrated solution for competitive local exchange carriers, incumbent carriers and other NSPs. Ascend and Paradyne jointly market Navis, together with OpenLane SLM software, to NSPs. The joint marketing agreement will continue unless terminated upon 60 days written notice.

Alcatel.    Effective March 1999, we entered into a joint development and supply arrangement with Xylan under which Xylan granted us a non-exclusive, worldwide right to market, distribute and sell its OmniSwitch product and related products with our DSL products. Under the agreement, we are Xylan’s primary reseller of these products for connections to our DSLAMs. Paradyne and Xylan have agreed upon feature enhancements to these products to meet specific customer requirements. Alcatel acquired Xylan in 1999. The agreement automatically extended until March 2003 unless either party cancels at an earlier time upon prior notice.

GlobeSpan.    Effective March 1999, we entered into a supply agreement with GlobeSpan which provides for preferential pricing to Paradyne and other terms in connection with the purchase of GlobeSpan products by Paradyne. Under the terms of this agreement, GlobeSpan is required to honor Paradyne’s orders for GlobeSpan products in quantities at least consistent with Paradyne’s past ordering practices and to afford Paradyne at least the same priority for its orders as GlobeSpan affords other similarly situated customers. Paradyne has been also granted immunity under GlobeSpan’s intellectual property rights for all Paradyne customers that purchase Paradyne products that incorporate GlobeSpan products. GlobeSpan has been selling products to Paradyne pursuant to these terms since July 1998. The agreement continues indefinitely unless terminated upon one year’s written notice by either party. In addition to the supply agreement, Paradyne and GlobeSpan work very closely together to develop capabilities that are jointly defined by the two companies. Our marketing and research and development organizations meet on a regular basis to review the status of projects.

Conexant.    In December 1999, we entered into a supply arrangement with Conexant to provide Paradyne with Conexant’s ZipWire symmetrical DSL (SDSL) transceivers and AutoBaud technology for use in our SDSL port cards for the GranDSLAM solution. AutoBaud is an SDSL interoperability platform that is gaining wide acceptance from DSL vendors as well as service providers.

Connected Partners.    Paradyne’s interoperability certification program is called Connected. This program provides verification that certain DSL customer premises equipment will interoperate with specific line cards supported in Paradyne’s GranDSLAM. Certified interoperable partners include 3Com, Adtran, Vina, Efficient Networks, Cayman, Netopia and Xspeed.

Alcatel (Microelectronics).    In January 2002, we entered into an agreement with the microelectronics unit of Alcatel to jointly develop and produce a new generation of ADSL chipsets. Known as ADSL/R, this chipset will combine standard ADSL technology with Paradyne’s patented ReachDSL technology. As part of this agreement, Paradyne has granted to Alcatel’s microelectronics unit a license to use our ReachDSL technology for production of both central office (CO) and customer premise equipment (CPE) chipsets. Additionally, both companies have committed resources, which include research and development personnel, to ensure the successful development of the Dual Mode ADSL/R chipsets.

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

Our direct sales teams are organized to sell directly to NSP, value added reseller and distributor customers. Our NSP and value added reseller customers purchase our products and then sell them or provide them in a service offering to their end-user customers, whether business customers or residential customers. This team markets to business customers in support of our value added reseller and NSP partners. Our resellers add value by providing order processing, credit and significant sales and technical support. Our field sales teams are comprised of sales and systems engineering personnel that are experienced and knowledgeable about the products and technologies we provide and support. Our field sales teams are further supported by Paradyne’s telesales team. This inside sales team answers all incoming emails and telephone calls, makes outbound telephone calls, follows up on leads generated through advertising and provides telephone support to our resellers.

Our resellers are responsible for identifying potential business customers, selling our products as part of complete solutions and, in some cases, customizing and integrating our products at end users’ sites. We establish relationships with resellers through written agreements that provide prices, discounts and other material terms and conditions under which the distributor is eligible to purchase our products for resale. Such agreements generally do not grant exclusivity to the resellers, prevent the resellers from carrying competing product lines or require the resellers to sell any particular dollar amount of our products, although the contracts may be terminated at our election if specified sales targets and end user satisfaction goals are not attained. We nurture these relationships with resellers with incentive and training programs. This multi-channel sales strategy encourages broad market coverage by allowing our sales personnel to create demand for our products while giving customers the flexibility to choose the most appropriate delivery channels.

We participate in trade shows and seminars and make extensive use of the Internet and our web presence at www.paradyne.com to promote and generate demand for our products. Since most of our customers utilize the Internet, we believe that our Internet presence is a low cost and highly effective method for educating our customers about our products and creating demand for our products. As a result, we place Internet advertising and conduct targeted email marketing. Our web site includes product information and customer testimonials.

Channel marketing programs allow us to attract and support our resellers, including NSPs. Our “Connect to Success” reseller program markets and sells products directly to large resellers and through national distributors, such as Ingram Micro, Tech Data, Graybar and SoluNET, to hundreds of value added resellers and NSPs. Our relationships with these distributors provide significant value to our reseller partners by giving them immediate availability to product without the cost of stocking. These well known distributors also extend credit to resellers, increasing their buying power, and providing them with direct shipments to end customers further reducing costs. Our reseller programs provide advertising support, volume incentive rebates, and exclusive access to technical support via 1-800 numbers and through our web site. Special programs encourage value added reseller loyalty, focus on strategic products, and focus on winning new accounts. Specialized product training programs are provided to our resellers at our headquarters, in the field and over the web.

In addition to the marketing and sale of our products, we resell the Acculink Access Controller, our private label for the IMACS system of Zhone Technologies, Inc., through a small focused sales team. Paradyne and Zhone entered into a distribution agreement in 1992, which has been amended and extended, under which we have exclusive distribution rights through April 2005 for Zhone’s IMACS system, which we market to Lucent and AT&T. In 1995 and 1996, we sold the Acculink Access Controller to Lucent, AT&T and many other companies. In 1997, we discontinued selling the product to customers other than Lucent and AT&T for various pricing and distribution reasons. Currently, we sell the Acculink Access Controller to Lucent and AT&T for a variety of wireless and wireline applications. We have also developed and sell a limited number of hardware and software enhancements for the Acculink Access Controller.

Customers

The end-users of our equipment are primarily businesses and NSPs.

Business Customers

Business customers include businesses around the world that purchase equipment for their company’s wide area network from Paradyne’s resellers or, for some international customers, directly from Paradyne. Set forth below is a representative list of businesses, which purchased over $100,000 of our products in 2002:

Avaya	GTI	Pompano Beach
Cingular Wireless	JP Morgan Chase	Praxair

City of Dryden, Ontario Lucent Federal Comm. Corp Fifth Third Bank	Lucent National Data Corp. Niagara Mohawk Power	Ryder Sprint PCS Washington Mutual

Network Service Providers

NSPs purchase equipment for their network or for resale into their customers’ networks. Set forth below is a representative list of NSPs, which purchased over $100,000 of our products in 2002:

AT&T

Bahamas Telecommunication Corp

Bell Canada

Bixby Telephone Co

Blufton Telephone Co.

Brandenburg Telephone Co

Broadband Technologies Corporation (Japan)

Broadwing Communications Services Inc

Burlington Northern Santa Fe

Cable & Wireless

Cavalier Telephone Llc

Choice One Communications

Concord Telephone Co

Covad Communications

Equant

Fibernet

GCI Communications Corp

Hargray Telephone

Integra Telecom

Islandssimi

Matanuska Telephone

Network Access Solutions

North Dakota Telephone Co

North Pittsburgh Telephone Co.

North State Communications

Northern Telephone

Pacific Star Communications

Primatel Communications

Pupin Telecom

Rio Communications

SBC Communications

Scana Communications

Smart City Telecom

Sogetel Inc.

Sprint

Sprint Canada

TDS Telecom

Telebec Ltee

Telus Communications

Venture Communications Cooperative

Verizon

West Texas Rural Telephone

Worldcom

In 2002, only one of our customers accounted for 10% or more of our revenues. Sales to Broadband Technologies Corporation (Japan) accounted for approximately 15% of our total revenues.

Customer Support

We maintain a strong focus on customer service and support for our resellers and end-user customers. We accomplish this at our customers’ sites through systems engineers who work with customers in a pre-sales role, and through the support teams of our resellers. The Paradyne Technical Support Center provides telephone based pre-and post-sales support to resellers and customers on a seven-day, 24-hour basis and also provides proposal support to the sales organization. Our training organization provides technical training to end users, maintenance service providers, NSPs and sales channels. Training is included as a part of our channel programs or is provided on a fee basis. We provide maintenance support offerings that utilize a variety of service organizations based on geography and skills required. Our authorized service providers include Lucent, NCR, Netera (formerly Myriad), Vital Network Services and Equant (formerly TechForce). These service providers provide service offerings that include various maintenance packages, installation, remote management, project management and other professional service options. Warranties on most of our hardware products extend for 12 months. A few products have an outstanding 24-month warranty and other products have outstanding 60-month warranties. Software products carry a 90-day warranty. We provide factory repair or replacement of our products.

Competition

The telecommunications market is highly competitive. If we fail to compete effectively, our business will be adversely affected. We believe that competition may increase substantially as the introduction of new technologies, deployment of broadband networks and potential regulatory changes create new opportunities for established and emerging companies in the industry. This increase in competition may lead to price reductions of many of our products. We compete directly with other providers of broadband and narrowband access equipment, including Adtran, Alcatel, Carrier Access Corporation, Cisco, Copper Mountain, Kentrox, Larscom, Motorola, Nokia, Orckit, Entrada Networks (formerly Sync Research), 3Com, Tut Systems and Visual Networks. We expect that competition for products that address the broadband access market will grow as more companies and an increasing number of new companies focus on this market to develop solutions for higher speed access to public networks. We expect that competition for products that address the narrowband market will not dramatically change over the course of the next few years.

Our future success will depend on our ability to compete successfully against our competitors based on the following factors:

—key product features;

—system reliability and performance;

—technological innovation;

—price;

—time to market;

—breadth of product lines;

—conformity to industry standards;

—ease of installation and use;

—brand recognition;

—ability to help customers finance purchases;

—technical support and customer service; and

—size and stability of operations.

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

Currently, we are developing enhancements for all of our broadband DSL and SLM product families. We expect this work to result in feature improvements to these products and/or a reduction in the costs associated with their manufacture and/or deployment. We are focused on increasing the density and performance of our ReachDSL systems and their ease of use by NSPs. Subsequent to the March 5, 2002 acquisition of Elastic Networks, we have completed the process of integrating Elastic’s products and technologies with ours. We are focused on increasing the density and performance of our EtherLoop systems and their ease of use by NSPs, MDU owners and hospitality network operators. In addition, we plan to continue investing in SLM system products, which facilitate the deployment of Frame Relay over DSL.

For a discussion of the amount spent on research and development for the fiscal years ended December 31, 2000, 2001 and 2002, see “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operation—Results of Operation” of this Form 10-K.

Intellectual Property

Our success and ability to compete is dependent in part upon our proprietary technology. We rely on a combination of patent, copyright, trademark and trade secret laws and non-disclosure agreements to protect our proprietary technology. We have been issued over 310 patents, hold over 195 U. S. patents and have over 95 U. S. patent applications pending. There can be no assurance that patents will be issued with respect to pending or future patent applications or that our patents will be upheld as valid or will prevent the development of competitive products.

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

Most of Paradyne’s existing patent portfolio will be enforceable in the United States for at least the next ten years, provided that periodic maintenance fees are paid to the U. S. Patent and Trademark Office and unless determined to be invalid or unenforceable by an appropriate court or the U. S. Patent and Trademark Office. Most of Paradyne’s inventions that are directed to DSL and SLM technologies are covered in pending applications that have yet to issue as patents and that have been filed in the last several years. If and once issued, these patents will be enforceable for 20 years from the date the application was originally filed, pursuant to applicable laws, provided that periodic maintenance fees are paid to the U. S. Patent and Trademark Office and unless determined to be invalid or unenforceable by an appropriate court or the U. S. Patent and Trademark Office.

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

Backlog

Our confirmed backlog at the beginning of each fiscal year is a small portion of the fiscal year’s revenue target. Most revenue booked in each quarter results from orders filled within the quarter. In most circumstances orders can be rescheduled without penalty. Therefore, backlog is not a meaningful indicator of future revenues.

Employees

As of December 31, 2002, we employed approximately 502 full time employees.

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

In the U. S., the Telecommunications Act of 1996 changed the regulatory environment for all NSPs, including the CLECs and ILECs among our customer base. The Telecommunications Act of 1996 removed federal, state and local barriers to entry into the local telephone market by CLECs. The Telecommunications Act of 1996 also imposed significant obligations on ILECs, including obligations to interconnect their networks with competitors’ networks and to unbundle their networks and provide competitors with access to unbundled network elements. CLECs and ILECs are a significant part of our customer base. The Telecommunications Act of 1996 also directs the FCC to adopt local loop access rules to enable competitive providers of advanced services, such as high-speed Internet access, to deploy new technologies on a faster, more cost-effective basis to consumers. The U.S. Congress continues to consider possible amendments to the Telecommunications Act of 1996.

The FCC continues to consider changes to its regulations, including those relating to network equipment registration and the deployment of broadband services. From time to time, the FCC or regulatory bodies may propose legislation or adopt rules, regulations or polices that could affect our business, either beneficially or adversely, such as by increasing competition or affecting the cost of our operations. Most recently, the FCC released a ruling on their triennial review of their policies on unbundled network elements, or UNE, in the Act of 1996. The ruling provides relief to the ILECs by removing unbundling rules for loops that are comprised of fiber to the home or neighborhood. They also removed the UNE Platform that permitted two CLECs to line share voice and data. Also, state Public Utility Commissions, or PUCs, were given a larger role in how these rules are applied. The state PUC’s new role could benefit either the ILEC or CLEC, depending on the particular state PUC. As we provide products to both ILECs and CLECs, this ruling is not expected to significantly impact our revenues.

Companies selling terminal equipment to be connected to the public switched telephone network must register some of their products with the FCC and conform them to technical standards promulgated by the FCC in its regulations. These regulations are designed to protect the public switched telephone network from harm, including interference and service degradation.

Geographic Areas

For a discussion of domestic and international revenues and long-lived assets for the fiscal years ended December 2000, 2001, and 2002, see “Note 2—Summary of Significant Accounting Policies: Concentration of Credit Risk” in the Notes to Consolidated Financial Statements included as part of this Form 10-K.

Item 2.     Properties

Our principal administrative, engineering and manufacturing facilities are located in a leased building totaling approximately 289,823 square feet in Largo, Florida. The lease for the Largo, Florida facility expires in 2012, and there are two five-year renewal options. In March 2001, we subleased a 29,000 square foot research and development facility in Red Bank, New Jersey which expires on March 31, 2003, as part of a restructuring announced in February 2001. In addition, we maintain a 15,898 square foot research and development facility in Alpharetta, Georgia acquired as part of the March 2002 acquisition of Elastic Networks, which expires in July 2003. As part of the Elastic Networks acquisition, we also acquired three additional building leases, one of which is still in effect, a 14,000 square foot facility located in Hong Kong which expire in 2003. We also lease offices for branch sales and administration in Canada, France, Egypt, Japan, Singapore, Korea, Brazil, Russia, and the People’s Republic of China. Collectively, these offices occupy approximately 9,000 square feet. Leases for these facilities expire (or are cancelable without penalty) at various times during 2003 and 2004. We believe that the current facilities accommodate anticipated needs in these locations over the next 24 months. In addition, we have the right of first refusal on the construction of any building on some lands adjacent to our Largo, Florida facilities if more space is needed to expand our manufacturing operations.

Item 3.    Legal Proceedings

Following Paradyne’s September 28, 2000 press release regarding contemplated third quarter results, several securities class action suits (collectively, the “Securities Actions”) against Paradyne, Andrew May, Paradyne’s Chief Executive Officer and President at the time, Patrick Murphy, Paradyne’s Chief Financial Officer and Senior Vice President and Thomas Epley, Paradyne’s then Chairman of the Board (collectively, the “Defendants”), were filed in October 2000 in the United States District Court for the Middle District of Florida, Tampa Division. Sean E. Belanger, the Company’s current President, Chief Executive Officer and Chairman of the Board, was added as a Defendant in the litigation in April 2001. These actions were later consolidated into one case and the Court appointed Frank Gruttadauria and Larry Spitcaufsky as the lead plaintiffs and the law firms of Milberg Weiss Bershad Hynes & Lerach LLP and Barrack Rodos & Bacine as the lead counsel. The amended consolidated complaint alleges violations by the Defendants of the securities anti-fraud provisions of the federal securities laws, specifically Section 10(b) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. The Securities Actions further allege that the individual defendants May, Murphy and Epley are liable under Section 20(a) of the Securities Exchange Act as “control persons of Paradyne.” The plaintiffs purport to represent a class of investors during a purported class period of September 28, 1999 through September 28, 2000 and include the following stockholders: Steven Barrios, Hayes Ho, Jacob Turner, Robert Preston, Ron Walker, Jerold B. Hoffman and Amy K. Hoffman. The plaintiffs allege, in effect, that the Defendants during that time, through material misrepresentations and omissions, fraudulently or recklessly inflated the market price of Paradyne’s stock by allegedly erroneously reporting that Paradyne was performing well, that its inventories were properly stated, and that its customer base and product demand were solid. The Securities Actions seek damages under the fraud-on-the-market theory in an unspecified amount for the purported class for the alleged inflated amount of the stock price during the class period. The Defendants filed a motion on May 25, 2001, asking the court to dismiss the complaint, with prejudice, after which the Plaintiffs filed a memorandum of law in opposition to Defendant’s dismissal motion on July 2, 2001. This motion was denied on April 4, 2002. By order dated October 24, 2002, the Court granted the plaintiffs’ motion to certify a class, but certified that the class should begin no earlier than March 20, 2000, instead of September 28, 1999 as the plaintiffs had proposed. The class certified consists of purchasers of Paradyne stock from March 20, 2000 through September 29, 2000. The Defendants believe the claims are without merit and intend to vigorously defend them, although they cannot predict the outcome. We have engaged the law firm of Holland and Knight, LLP as our legal counsel in this litigation.

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

In July 2000, the Lemelson Medical, Educational & Research Foundation Limited Partnership (“Lemelson”) filed suit in the Federal District Court in the District of Arizona against Paradyne and approximately ninety other defendants. The suit alleges that all the defendants are violating more than a dozen patents owned by the third party which allegedly cover the fields of “machine vision” used extensively in pick-and-place manufacturing of circuit boards and bar code scanning. We purchase this equipment from vendors, who we believe may have an obligation to indemnify us in the event that the equipment infringes any third-party patents. The complaint seeks damages in an unspecified amount for the purported patent infringements. The complaint does not specify which defendants or activities allegedly violated which particular patents. We have responded with a Motion for More Definite Statement designed to identify the allegedly infringing activities as well as the particular patents and claims allegedly being infringed by us. Since the filing of Paradyne’s Motion for More Definite Statement, the entire case has been stayed in order to allow an earlier-filed case with common factual and legal issues to proceed. A trial was held in the earlier-filed case and a decision is expected to be rendered in May 2003. We cannot be sure that we will prevail in this action and any adverse outcome could require us, among other things, to pay royalties to the third party patent owner. Given the lack of specificity in the complaint, it is not currently possible to calculate the potential for, or extent of, any liability resulting from this claim. We also cannot be sure that we will not receive other claims alleging infringement in the future. We have engaged the law firm of Ganther and Fee as our legal counsel in this litigation.

Other than the legal proceedings described above, in the normal course of business, we are subject to proceedings, lawsuits and other claims. While these other legal matters could affect the operating results of any one quarter when resolved in future periods, it is management’s opinion that after final disposition, any monetary liability or financial impact to us, beyond that provided in the consolidated balance sheet at December 31, 2002, would not be material to our annual consolidated financial statements.

Item 4.     Submission of Matters to A Vote of Security Holders

During the fourth quarter ended December 31, 2002, no matters were submitted to a vote of our stockholders.

PART II

Item 5.     Market For The Registrant’s Common Equity And Related Stockholder Matters

Market Information and Holders of Record

Our common stock is publicly traded on the Nasdaq National Market (NASDAQ) under the symbol “PDYN.” We completed our initial public offering in July 1999 and a secondary offering in September 1999. Prior to July 16, 1999, there was no established public trading market for any of our securities.

As of February 28, 2003, we had approximately 309 stockholders of record, excluding stockholders owning shares in street name. Because there may be many stockholders holding our common stock in street name, the actual number of stockholders may be significantly greater than stated above.

Price Range of Common Stock

The following table represents the range of high and low sales prices for our publicly traded common stock, as reported on the Nasdaq National Market, for the periods indicated. The stock prices do not include retail mark-ups, mark-downs or commissions.

2001
First Quarter	3.6562	1.3750
Second Quarter	2.4000	1.0000
Third Quarter	3.0200	0.9700
Fourth Quarter	4.2600	1.1000
2002
First Quarter	6.4900	2.9000
Second Quarter	3.9900	2.1700
Third Quarter	3.8700	1.2600
Fourth Quarter	1.9500	0.9500

Dividends

We have never declared or paid cash dividends. We intend to retain all future earnings for use in the operation and expansion of our business and, therefore, do not anticipate declaring or paying cash dividends in the foreseeable future. The payment of future cash dividends will be at the sole discretion of our Board of Directors and will depend upon our profitability, financial condition, cash requirements, future prospects and other factors deemed relevant by the Board of Directors. The payment of cash dividends is also limited by certain covenants in our line of credit facility with Foothill Capital Corporation. For a further discussion regarding restrictions on the ability to pay dividends, you may refer to “Item

7. Management Discussion and Analysis of Financial Condition and Results of Operation—Liquidity and Capital Resources” in this Form 10-K.

Use of Proceeds From Registered Securities

Our Registration Statement on Form S-1 (Registration No. 333-76385) became effective on July 15, 1999. In connection with our initial public offering, we received net proceeds of approximately $61,240,000 after deducting estimated underwriting discounts, commissions, and offering expenses. Through December 31, 2002, we had used approximately $52,500,000 of net proceeds to repay all the outstanding indebtedness from our previous revolving line of credit facility with Bank of America, to pay for certain capital expenditures, for working capital, and to fund the acquisition of Control Resources Corporation in April 2000. We intend to use the remainder of the net proceeds for general corporate purposes, including working capital and capital expenditures. We continue to assess the specific uses and allocations for these remaining funds.

Equity Compensation Plan Information

The following table gives information about the common stock that may be issued under all of the Company’s existing equity compensation plans as of December 31, 2002.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		(b) Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity Compensation Plans Approved by Stockholders	11,694,594	(1)	$8.84	1,584,311
	3,244,512	(2)	$2.95	414,566
	—	(3)	$—	1,336,288
	55,000	(4)	$15.10	135,000
Equity Compensation Plans Not Approved by Stockholders	—		$—	—

Total	14,994,106			3,470,165

(1)	Paradyne Networks, Inc. Amended and Restated 1996 Equity Incentive Plan
(2)	Paradyne Networks, Inc. 2000 Broad-Based Stock Plan
(3)	Paradyne Networks, Inc. 1999 Employee Stock Purchase Plan
(4)	Paradyne Networks, Inc. 1999 Non-Employee Director’s Stock Option Plan

Item 6.    Selected Financial Data

The following selected consolidated financial data as of December 31, 2001 and 2002 and for the years ended December 31, 2000, 2001 and 2002 is derived from Paradyne’s consolidated financial statements which are included elsewhere in this Form 10-K. You should read the selected financial data in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data.” The selected consolidated financial data for the years ended December 31, 1998 and 1999 is derived from audited consolidated financial statements which are not included in this Form 10-K.

	Years Ended December 31,
	1998	1999	2000	2001	2002
	(In thousands, except per share data)
Consolidated Statements of Operations Data:
Revenues:
Equipment sales	$195,580	$220,723	$243,715	$142,008	$105,584
Service	2,256	2,617	3,674	4,425	5,698
Royalties	1,392	3,118	293	272	982

Total revenues	199,228	226,458	247,682	146,705	112,264

Cost of sales:
Equipment	108,348	124,674	181,487	96,676	56,597
Service	620	823	1,295	1,791	1,348

Total cost of sales	108,968	125,497	182,782	98,467	57,945

Gross margin	90,260	100,961	64,900	48,238	54,319
Operating Expenses:
Research & development (1)	35,132	36,470	40,392	25,128	27,935
Selling, general & administrative	55,969	55,938	59,184	37,307	34,347
Amortization of deferred stock compensation and intangible assets	—	1,501	1,350	913	1,513
Impairment of intangible assets	—	—	—	5,761	6,681
Restructuring charges	984	—	1,371	3,807	3,315

Total operating expenses	92,085	93,909	102,297	72,916	73,791

Operating income (loss)	(1,825)	7,052	(37,397)	(24,678)	(19,472)
Other (income) expenses
Interest, net	1,711	(405)	(2,439)	(743)	(790)
Other, net	1,191	(3,911)	(52)	(321)	(37)

Net income (loss) before provision for income tax	(4,727)	11,368	(34,906)	(23,614)	(18,645)
Provision (benefit) for income tax	(1,082)	3,479	(619)	—	(1,488)

Net income (loss)	$(3,645)	$7,889	$(34,287)	$(23,614)	$(17,157)

(Loss) earnings per common share:
Basic	$(0.14)	$0.28	$(1.08)	$(0.72)	$(0.42)
Diluted	$(0.14)	$0.26	$(1.08)	$(0.72)	$(0.42)
Shares used in computing
(loss) earnings per share:
Basic	25,623	28,435	31,768	32,879	40,936
Diluted	25,623	30,112	31,768	32,879	40,936
Comprehensive income (loss)	$(4,304)	$8,400	$(34,295)	$(23,653)	$(17,256)

Consolidated Balance Sheet Data:
Cash and cash equivalents	$2,356	$62,885	$19,821	$37,866	$47,706
Working capital	8,382	86,351	54,845	47,868	61,074
Total assets	75,063	130,485	117,280	86,079	97,256
Long-term debt	353	256	684	444	—
Total debt	16,836	690	1,322	928	396
Total shareholders’ equity	27,339	105,684	82,659	61,197	77,995

(1)	Includes $2,830 of purchased research and development for the year ended December 31, 2002.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis contains forward-looking statements about our plans and expectations of what may happen in the future. Forward-looking statements involve uncertainties and risk and our actual results could differ materially from the results anticipated by our forward-looking statements as a result of many known and unknown factors, including but not limited to those discussed below in “Risk Factors Which May Impact Future Operating Results” and elsewhere in this report. See also “Special Cautionary Notice Regarding Forward-Looking Statements” at the beginning of “Item 1. Business” of this Form 10-K.

You should read the following discussion and analysis in conjunction with “Item 6. Selected Financial Data” and “Item 8. Financial Statements and Supplementary Data” of this Form 10-K.

Overview

We are a leading developer, manufacturer and distributor of broadband and narrowband network access products for network service providers, or NSPs, and business customers. We offer solutions that enable business class, service level managed, high-speed connectivity over the existing telephone network infrastructure and provide for cost-effective access speeds of up to 45 Mbps. Our equipment has been sold to over 65% of the Fortune 500® companies. We estimate that sales to NSPs represented approximately 82% of our total revenues in 2002.

Through 1997, our revenues were derived principally from the sale and service of narrowband network access products and, to a much lesser extent, technology licensing. Our broadband products, including our DSL and FrameSaver products, which were introduced in 1997, comprised approximately 76% of our total revenues in 2000, approximately 81% in 2001, and approximately 82% in 2002. Additionally, we expect broadband products to represent an increasing portion of future revenues. Royalty revenues consist principally of licensing of technology, and service revenues are derived from repair of out-of-warranty products. We do not expect that either royalty or service revenues will constitute a substantial portion of our revenues in future periods.

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

We market and sell our products worldwide to NSPs and business customers through a multi-tier distribution system that includes direct sales, strategic partner sales, NSP sales and traditional distributor or value added reseller sales. In 2001, Broadband Technologies Corporation (Japan), or BBT became a major customer. Direct sales to BBT accounted for approximately 21% of our total revenues in 2001, and represented 15% of our total revenues in 2002. A loss or a significant reduction or delay in sales to any of our major customers could materially and adversely affect our business, financial condition and results of operations.

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

We expect our gross margin to be affected by many factors, including competitive pricing pressures, fluctuations in manufacturing volumes, costs of components and sub-assemblies, the mix of products or system configurations sold and timing of sales of follow-on line cards and endpoints for central office systems. Follow-on line cards and endpoints are components that are sold separately from central office systems, and margins vary on these products. Central office systems are often sold as stand-alone chassis with a limited number of line cards. Customers purchase follow-on line cards and endpoints in order to increase the capacity of their central office system. Additionally, our gross margin may fluctuate due to changes in our mix of distribution channels. Sales prices of many of our products are subject to significant pressure as a result of increased competition. Price reductions may be necessary to remain competitive. Although we have been able to offset many price declines with reductions in our manufacturing costs, there can be no assurance that we will be able to offset potential future price declines with cost reductions. Additionally, as a result of the sustained downturn in the telecommunications sector, in 2000 and 2001 we incurred large provisions for the write-down of inventory. In 2002, we were able to sell some of this previously reserved inventory which generated $6.2 million in positive margin. In the future if we are able to sell additional amounts of reserved inventory that generates positive margin, the resulting reserve reversal will have a positive impact on future margins.

Research and development expenses primarily consist of personnel costs related to engineering and technical support; consultant and outside testing services fees; research and development facilities expenses; equipment and supply expenses associated with enhancing existing products and the development of new products; an allocation of information systems charges; and software and software maintenance expenses. We expense all research and development expenses as incurred. Although we believe that continued investment in research and development is critical to attaining our strategic product and cost-reduction objectives, we will attempt to control and optimize our research and development expenditures in order to meet our strategic goals. Therefore, if our revenues decrease, our research and development expenditures will be expected to decrease as well.

Selling, general and administrative expenses primarily consist of salaries, commissions and related expenses for personnel engaged in marketing, sales and field service support functions, finance, human resource and administrative activities; advertising, promotional and trade show expenses, including the related travel expenses; consultant fees; equipment and facilities expenses, including intangibles amortization; supplies, software and software maintenance; and consignments. We intend to continue to invest in selling, marketing and promotional programs. Given the current decrease in capital spending by our customers and other companies in the broadband technology market, we expect general and administrative expenses to decrease as we focus on controlling expenses, offset by the increased cost of being a public company as a result the Sarbanes-Oxley Act of 2002.

Sales to customers outside of the United States accounted for approximately 23%, 47%, and 42% of revenues in 2000, 2001, and 2002, respectively. In 2002, approximately 98% of our sales were denominated in U. S. dollars. While we are subject to fluctuations in foreign currency exchange rates with respect to income derived from international sales not denominated in U. S. dollars, the costs associated with a majority of these sales are in the same currency, which partially mitigates the effect of such fluctuations. Historically, currency exchange movements have not had a material effect on our business, financial condition or results of operations. If our non-U. S. operations expand, the effect of currency fluctuations may have a more significant impact on our revenues and costs. At December 31, 2002, we had no material monetary assets, liabilities or commitments denominated in currencies other than U. S. dollars. We do not hedge foreign currency transactions.

We were not profitable in 2002 as our revenues decreased significantly, and we may continue to incur net losses in future periods. In addition to the customer concentration we have experienced, we also have lengthy development and sales cycles for our products, and there is often a significant delay between the time we incur expenses and the time we realize the related revenue. To the extent that future revenues do not increase significantly in the same periods in which operating expenses increase, our operating results will be adversely affected. Our quarterly and annual operating results have fluctuated in the past and are likely to fluctuate in the future due to a variety of factors, many of which are outside of our control.

Acquisition of Elastic Networks

On March 5, 2002, we acquired 100% of the capital stock of Elastic Networks in exchange for 7,623,875 shares of our common stock. Using an average market value of $3.77 per share (the average of the closing prices during the seven trading days surrounding the December 27, 2001 announcement of the acquisition), the purchase price was approximately $28.7 million. Elastic Networks designs high-speed, broadband communications products that have the advantages of high-speed access for the in-building broadband market and can operate effectively over lower quality lines. Elastic Networks was acquired for several reasons, including: it launched us into the in-building DSL market; Elastic Networks had a strong complimentary base of independent telephone companies as customers; Elastic Networks’ EtherLoop product is an important technology to us; and Elastic Networks’ cash and working capital improved our balance sheet.

Elastic Networks is included in our full year 2002 results for the period March 6, 2002 through December 31, 2002. There were no contingent payments associated with this acquisition. We have assigned value to each major asset and liability acquired including intangible assets (see “Note 15 – Acquisitions” in the Notes to Consolidated Financial Statements included as part of this Form 10-K for further information).

Jetstream Communications

On May 20, 2002, we acquired certain key operating assets and all the intellectual properties from Jetstream Communications for $3.0 million. Additionally, we incurred $.2 million in acquisition costs. We accounted for the acquisition under the purchase method of accounting, which resulted in the recognition of approximately $.5 million in intangible assets. The intangible assets are comprised solely of developed technology, principally patents, as no goodwill was recorded.

Jetstream Communications designs high-speed voice over DSL equipment using ATM and IP (Internet Protocol) technologies. We acquired Jetstream Communications for several reasons, including: Jetstream Communications was a market leader in 2001 in voice over DSL; therefore, with the acquisition of the Jetstream Communications assets, we quickly gained a strong market presence in one of our targeted markets; the Jetstream Communications sales team had significant relationships with a large base of new customers; and we also acquired significant R&D talent in voice over DSL applications (see “Note 15—Acquisitions” in the Notes to Consolidated Financial Statements included as part of this Form 10-K for further information).

Results of Operations

The following table summarizes our operating results as a percentage of revenues for each of the periods shown:

	Years ended December 31,
	1998	1999	2000	2001	2002
Revenues:
Equipment sales	98.2%	97.5%	98.4%	96.8%	94.0%
Service	1.1	1.2	1.5	3.0	5.1
Royalties	0.7	1.3	0.1	0.2	0.9

Total revenues	2.8	3.5	2.6	4.2	6.9

Cost of sales:
Equipment	54.3	55.1	73.3	65.9	50.4
Service	0.3	0.3	0.5	1.2	1.2

Total cost of sales	54.6	55.4	73.8	67.1	51.6

Gross margin	(51.8)	(51.9)	(71.2)	(62.9)	(44.7)
Operating Expenses:
Research & Development	17.7	16.1	16.3	17.1	24.9
Selling, general & administrative	28.1	24.7	23.9	25.5	30.5
Amortization of deferred stock compensation and intangible assets	0.0	0.7	0.5	0.6	1.3
Impairment of intangible assets	0.0	0.0	0.0	3.9	6.0
Restructuring charges	0.5	0.0	0.6	2.6	3.0

Total operating expenses	46.3	41.5	41.3	49.7	65.7

Operating income (loss)	(98.1)	(93.4)	(112.5)	(112.6)	(110.4)
Other (income) expenses
Interest	0.9	(0.2)	(1.0)	(0.5)	(0.7)
Other, net	0.6	(1.7)	0.0	(0.2)	0.0

Net income (loss) before provision for income tax	(99.6)	(91.5)	(111.5)	(111.9)	(109.7)
Provision (benefit) for income tax	(0.6)	1.5	(0.3)	0.0	(1.3)

Net income (loss)	(99.0)%	(93.1)%	(111.2)%	(111.9)%	(108.3)%

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

Revenues.    Total revenues decreased $34.4 million, or 23.4%, to $112.3 million for the year ended December 31, 2002 from $146.7 million for the same period in 2001. The decrease was primarily due to significant decreases in the volume of sales of our broadband access products as a result of the continued deterioration in the overall competitive local exchange carrier (CLEC) market. Additionally, most of our larger existing customers significantly decreased their purchases in 2002 from prior year levels primarily due to a slowdown in their businesses. Partially contributing to this decline in revenues, during 2002, we sold significantly less broadband product ($30.3 million in 2001 versus $16.9 million in 2002) to a large international customer, BBT, in Japan. Sales to BBT represented 15% of our total revenues; however, all of the sales occurred in the first quarter of 2002 and we do not anticipate further sales to BBT in the near future. Equipment sales were 94.0% of total revenues for the year ended December 31, 2002 compared to 96.8% for the year ended December 31, 2001. The percentage decrease was mostly due to a combination of lower equipment revenues and increases in service and royalty revenues in 2002 versus 2001.

Gross Margin.    Gross margin increased $6.1 million, or 12.6%, to $54.3 million for the year ended December 31, 2002 from $48.2 million for the year ended December 31, 2001. This increase is primarily due to three factors. First, in 2002 we recorded $6.2 million of positive margin generated from the reversal of inventory reserves related to the sale of previously reserved broadband inventory. Second, in the month of June 2001, we recorded a $10.9 million provision for the write down of excess and obsolete inventory because of the sustained downturn in the telecommunications sector and uncertainty surrounding our ability to liquidate certain of our inventory at its current cost basis. The net impact of the smaller provision for the write-down of inventory during 2002 compared to 2001 and the reversal of inventory reserves is a $16.6 million improvement to margin. Partially offsetting the increase in margin from the above-mentioned factors is a decrease in total gross margin resulting from the decrease in sales volume for both broadband and narrrowband products. Gross margin as a percentage of total revenues increased to 48.4% in 2002 from 32.9% in 2001, mostly due to the net impact of the above mentioned factors.

Research and Development Expenses.    Research and development expenses increased $2.8 million, or 11.1%, to $27.9 million for the year ended December 31, 2002 from $25.1 million for the year ended December 31, 2001. These increases are primarily due to a one-time $2.8 million charge for purchased in-process research and development, resulting from the acquisition of Elastic Networks (See “Note 15—Acquisitions” in the Notes to Consolidated Financial Statements included as part of this Form 10-K for further information). Additionally, there were increases in expenditures for contracted services and engineering prototype supplies (mostly related to the Elastic Networks and Jetstream Communications acquisitions), offset by reduced personnel costs and lower facility related expenses because of significant personnel reductions in the late first and second quarter of 2001, the full benefit of which is reflected in the 2002 period as well as broad based salary reductions implemented in the third quarter of 2001. Additionally, we had restructurings in the first and fourth quarters of 2002 that included the termination of approximately 32 research and development employees, leading to further reductions in research and development expenses during the year. (See “Note 3—Restructuring Charges” in the Notes to Consolidated Financial Statements included as part of this Form 10-K for further information). The first quarter 2002 business restructuring was principally related to Paradyne employees released from the business in connection with the acquisition of Elastic Networks. The fourth quarter 2002 business restructuring was principally in response to the continued downturn in the telecommunications industry. The savings from the personnel reductions more than offset the increase in personnel expense resulting from the Elastic Networks and Jetstream Communications transactions. As a percentage of total revenues, research and development expense increased to 24.9% for the year ended December 31, 2002 from 17.1% for the year ended December 31, 2001 primarily due to the decreased revenues for the year.

Selling, General and Administrative (SG&A) Expenses. SG&A expenses decreased by $2.9 million, or 7.8%, to $34.4 million for the year ended December 31, 2002 from $37.3 million for the year ended December 31, 2001. These decreases are mostly attributable to decreases in expenses related to personnel, decreases in legal fees related to patents and intellectual property, decreases in advertising expenses and decreases in depreciation expense, offset in part by increases in expenses related to travel, increases in expenses for consignment of equipment to customers and increases in bad debt expense. The reduced personnel related expenditures are the result of significant personnel reductions in the late first and second quarter of 2001 that included the termination of approximately 80 SG&A employees, the full benefit of which is reflected in the 2002 period, as well as broad based salary reductions implemented in the third quarter of 2001. The savings from the personnel reductions more than offset the increase in expense due to the Elastic Networks and Jetstream Communications transactions. Additionally, we had restructurings in the first and fourth quarters of 2002 that included the termination of approximately 69 SG&A employees, leading to further reductions in SG&A expenses during the year. (See “Note 3—Restructuring Charges” in the Notes to Consolidated Financial Statements included as part of this Form 10-K for further information). The first quarter 2002 business restructuring was principally related to Paradyne employees released from the business in connection with the acquisition of Elastic Networks. The fourth quarter 2002 business restructuring was principally in response to the continued downturn in the telecommunications industry. SG&A as a percentage of total revenues increased to 30.5% for the year ended December 31, 2002 from 25.5% for the year ended December 31, 2001. This increase was primarily due to the decrease in total revenues during 2002.

Impairment of Intangible Assets. Impairment of intangible assets resulted from a $6.7 million charge during the fourth quarter of 2002 for the write-off of the goodwill that was originally recorded as part of the Elastic Networks purchase in March 2002. As a result of our annual test for impairment of goodwill, we determined that the goodwill was fully impaired and in accordance with SFAS 142 “Goodwill and Other Intangible Assets,” should be written off. In 2001, we recorded $5.8 million for impairments, $1.6 million in the first quarter and $4.2 million in the second quarter. The $1.6 million charge for impairment of intangible assets resulted from the write-off of the net book value of an “Acquired Workforce”

intangible that was originally recorded in the second quarter of 2000 as part of the purchase of substantially all of the assets of Control Resources Corporation, or CRC. As part of the restructuring that occurred in the first quarter of 2001, we announced that we were closing the Fairlawn, New Jersey facility and that substantially all of the employees at that facility would be terminated in 2001. Since the value of the in-place work force (who were terminated) was the basis of recording the acquired workforce intangible, we recorded an impairment charge for the remaining value of the asset. The $4.2 million charge resulted from the write-off of the unamortized balance of goodwill that was originally recorded as part of the CRC purchase in April 2000. Revenues from the sale of the products and technology acquired as part of the CRC acquisition were minimal in 2001. Because of uncertainty related to our ability to sell the products from the product line acquired from CRC, we determined that this intangible asset had no future economic value, and consequently, we were required to write-off the unamortized balance of the asset

Amortization of Intangible Assets and Deferred Stock Compensation.    The amortization of intangible assets and deferred stock compensation increased by $.6 million, or 66.6%, to $1.5 million for the year ended December 31, 2002 from $.9 million for the year ended December 31, 2001. The amortization of intangible assets which occurred during the twelve months ended December 31, 2002 relates to developed technology, including patents and customer relationship intangibles that were recorded as part of the acquisition of Elastic Networks in March 2002 and as part of the acquisition of certain assets from Jetstream Communications on May 20, 2002. The amortization of intangible assets which occurred in the first quarter of 2001 was attributable to goodwill and acquired workforce that resulted from the purchase of substantially all of the assets of CRC in the second quarter of 2000 (see “Impairment of Intangible Assets”). We wrote off all of the intangible assets related to the CRC purchase in the first two quarters of 2001 as a result of it being impaired. The amortization of deferred stock compensation is related to the granting of stock options to key employees at prices deemed to be below fair market value for financial reporting purposes. For the twelve months ended December 31, 2002, amortization of deferred stock compensation was $.5 million, of which $.1 million related to research and development and $.4 million related to SG&A. For the twelve months ended December 31, 2001, amortization of deferred stock compensation was $.3 million of which $.1 million related to research and development and $.2 million related to SG&A.

Restructuring Charges.    In 2001 and 2002, we recorded restructuring charges of $3,807 and $3,315, respectively. In the first quarter of 2002, we incurred business restructuring expenses of $1,011 as a result of the termination of approximately 44 employees, or 8% of our workforce at that time. This business restructuring primarily related to the release of certain of our employees in concert with the acquisition of Elastic Networks and represented severance payments. Additionally, in response to the continued downturn in the telecommunications industry, we recorded restructuring charges of $2,304 in December 2002. These charges include severance payments for the termination of approximately 115 employees, or 20%, of our workforce at that time, in addition to costs incurred to close down facilities in Dallas, Texas and maintain abandoned space in Largo, Florida. The charges in 2001 related to our plans to reduce expenses necessitated by the softening of the telecommunications equipment market, which had resulted in fewer orders for our equipment. The charges included severance payments for the termination of approximately 220 employees in addition to certain costs incurred in conjunction with the consolidation of facilities located in Redbank and Fairlawn, New Jersey and Largo, Florida.

Interest and Other (Income) Expense, Net.    Interest and other (income) expense, net, decreased by $.3 million, or 27.3%, to $.8 million of income for the year ended December 31, 2002 from $1.1 million of income for the year ended December 31, 2001. Interest and other (income) expense, net, is related to interest income on short term investments, technology sales, income from fees, interest on notes payable and borrowings under lines of credit and foreign exchange gains and losses. The decrease in income for the twelve months ended December 31, 2002 was primarily attributable to the recognition of $.5 million of commitment fee income, net of expenses, received in connection with the termination of a credit facility with a customer during the twelve months ended December 31, 2001 not repeated during the same period in 2002, partially offset by foreign exchange gains in 2002 versus foreign exchange losses in 2001.

Benefit From Income Taxes.    Benefit from income taxes was $1.5 million for the twelve months ended December 31, 2002 and $0 for the same period in 2001. A tax benefit of $.6 million was attributable to the reversal of income tax liability in September 2002 resulting from the finalization of a tax audit with the IRS covering periods through the 2000 tax year. The remainder of the benefit ($.9 million) resulted from our ability to carry back our 2001 tax loss of $23.6 million to prior years and obtain a tax refund of $1.6 million due to the Job Creation and Worker Assistance Act of 2002 that was enacted in March 2002. Of this refund, we recognized a $.9 million tax benefit (and under tax accounting rules, recorded an additional $.7 million of tax refund to paid in capital in the balance sheet). We received all of the $1.6 million refund in 2002.

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

Research and Development Expenses.    Research and development expenses decreased $15.3 million, or 37.8%, to $25.1 million for the year ended December 31, 2001 from $40.4 million for the year ended December 31, 2000. This decrease resulted primarily from reductions in personnel-related costs, expenditures for engineering prototype supplies and professional fees for contracted labor. Most of the reduced expenditures were the result of our business restructuring in the first quarter of 2001 that included the termination of approximately 120 research and development employees and the closing of facilities in Redbank and Fairlawn, New Jersey. (See “Note 3—Restructuring Charges” in the Notes to Consolidated Financial Statements included as part of this Form 10-K for further information). As a percentage of total revenues, research and development expense increased to 17.1% for the year ended December 31, 2001 from 16.3% for the year ended December 31, 2000 primarily due to the decreased revenues for the year.

Selling, General and Administrative (SG&A) Expenses.    SG&A expenses decreased by $21.9 million, or 37.0% to $37.3 million for the year ended December 31, 2001 from $59.2 million for the year ended December 31, 2000. These decreases mostly result from decreases in expenses related to personnel, travel, advertising and facilities. The decrease in advertising is mostly the result of joint advertising expenses with a major customer associated with the sales of new products in the prior year not repeated in 2001. The decrease in the other expenses was primarily the result of our first quarter business restructuring that included the termination of approximately 80 SG&A employees and the closing of facilities in Redbank and Fairlawn, New Jersey. (See “Note 3—Restructuring Charges” in the Notes to Consolidated Financial Statements included as part of this Form 10-K for further information). SG&A as a percentage of total revenues increased to 25.4% for the year ended December 31, 2001 from 23.9% for the year ended December 31, 2000. This increase was primarily due to the decrease in total revenue during 2001.

Impairment of Intangible Assets.    Impairment of intangible assets included a $4.2 million charge that occurred in the second quarter of 2001 and a $1.6 million charge that occurred in the first three months of 2001 resulting in a total of $5.8 million for the year ended December 31, 2001. The $4.2 million charge resulted from the write-off of the unamortized balance of goodwill that was originally recorded as part of the Control Resources Corporation, or CRC, purchase in April 2000. Revenues from the sale of the products and technology acquired as part of the CRC acquisition were minimal in 2001. Because of uncertainty related to our ability to sell the products from the product line acquired from CRC, we determined that this intangible asset had no future economic value, and consequently, we were required to write-off the unamortized balance of the asset. The $1.6 million charge for impairment of intangible assets resulted from the write-off of the net book value of an “Acquired Workforce” intangible that was originally recorded in the second quarter of 2000 as part of the purchase of substantially all of the assets of CRC. As part of the restructuring that occurred in the first quarter of 2001, we announced that we were closing the Fairlawn, New Jersey facility and that substantially all of the employees at that facility would be terminated in 2001. Since the value of the in-place work force (who were terminated) was the basis of recording the acquired workforce intangible, we recorded an impairment charge for the remaining value of the asset.

Amortization of Intangible Assets and Deferred Stock Compensation.    The amortization of intangible assets and deferred stock compensation decreased by $.4 million, or 32.4%, to $.9 million for the year ended December 31, 2001 from $1.3 million for the year ended December 31, 2000. The amortization of intangible assets is attributable to goodwill and acquired work force that resulted from the purchase of substantially all of the assets of CRC in the second quarter of 2000 (see discussion above of “Impairment of Intangible Asset”). Since all ($5.8 million) intangible assets were written off in the first six months of 2001 as a result of the impairment of intangible assets, amortization of these intangible assets amounting to approximately $1.5 million on an annual basis will no longer be recorded. The amortization of deferred stock compensation was related to the granting of stock options to key employees at prices deemed to be below fair market value for financial reporting purposes.

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

Liquidity and Capital Resources

Our cash and cash equivalents increased $9.8 million to $47.7 million at December 31, 2002 from $37.9 million at December 31, 2001. Contributing to this $9.8 million increase in cash is $2.6 million of cash provided by operating activities, $3.8 million of cash provided by investing activities, and $3.4 million of cash provided by financing activities. Working capital increased $13.2 million from $47.9 million at December 31, 2001 to $61.1 million at December 31, 2002.

Cash provided by operations for the year ended December 31, 2002 totaled $2.6 million. Net loss for 2002 in the amount of $17.2 million, adjusted for non-cash impacting items including depreciation and amortization, reversal of inventory reserves, allowance for bad debts, purchased in-process research and development related to the acquisition of Elastic Networks, impairment of intangible assets, and loss on sale of assets, results in a $6.2 million negative impact to cash. Positive cash from operations resulted from changes in inventory, restricted cash committed to acquire inventory from the Elastic Networks acquisition, and accounts receivable. The $5.1 million reduction in restricted cash was due to the acquisition of inventory from Elastic Network’s contract manufacturer as part of the integration of Elastic Networks. The $11.8 million positive cash from inventory is largely due to sales to BBT (in the first quarter of 2002). Contributing to decreases to cash from operations is $6.7 million negative cash associated with accounts payable, $3.9 million related to payroll and benefit related liabilities, and $2.9 million related to other current liabilities. Accounts payable reductions principally related to payments for inventory purchased in the fourth quarter of 2001. Decreases in payroll and benefit related liabilities reflect the payment of employee bonuses in the first quarter of 2002. Cash provided by operating activities in the amount of $2.6 million reflects changes in asset and liability balances during the period, net of the effects of the initial acquisition of asset and liability balances of Elastic Networks on March 5, 2002 and Jetstream Communications on May 20, 2002. Changes in balances, therefore, reflect actual cash receipts and payments by us for the entire period and as the owner of Elastic Networks and of the key operating assets of Jetstream Communications only for the period from acquisition through the end of 2002.

Net cash used in investing activities for the year ended December 31, 2002 totaled $3.8 million which includes $8.8 million of cash, net of transaction costs, acquired in the March 5, 2002 acquisition of Elastic Networks. This increase in cash from the Elastic Networks acquisition was partially offset by $3.2 million in acquisition costs for the purchase of certain key assets of Jetstream Communications on May 20, 2002 and by $1.8 million of capital expenditures.

Capital expenditures in support of operations totaled $1.8 million, $1.1 million, and $9.2 million for the years ended December 31, 2002, 2001, and 2000, respectively. Capital expenditures in 2002 were managed very closely to conserve cash in a very competitive marketplace. During the third and fourth quarters of 2001, and early in the first quarter of 2002, when we needed additional capital to meet the sharply increased demand created by the BBT contract, we leased additional manufacturing equipment for a six month period rather than buying additional equipment. The leased equipment was returned to the lessor at the end of the six-month period. Expenditures in 2000 included improvements to our manufacturing production line totaling $1.2 million, investments in test and production equipment associated with new product development totaling $4.0 million and investments in our information systems totaling $1.6 million.

Net cash provided by financing activities for the year ended December 31, 2002 totaled $3.4 million. Exercises of stock options and purchases of stock through the Employee Stock Purchase Plan provided $4.1 million, which was partially offset by $.6 million of financing activity associated with capital expenditures under capital leases.

On July 16, 2001, we entered into a credit agreement with Foothill Capital Corporation, a wholly-owned subsidiary of Wells Fargo & Company, to provide a secured revolving line of credit in the amount of $17.5 million with availability subject to a borrowing base formula. At our option, the interest rate will either be the prime rate published by Wells Fargo plus .75% or the LIBOR (London Interbank Offered Rate) rate plus 2.75%. In no event will the borrowing rate be lower than 7%. The credit agreement contains financial covenants limiting the maximum amount of capital expenditures we can make and requiring us to meet minimum Earnings Before Interest, Taxes, Depreciation and Amortization, or EBITDA, targets should our cash and cash equivalents balance go below $10 million or if we draw on our line of credit. We are able to borrow up to a maximum of $17.5 million based on the amount of our accounts receivable and inventory. There are restrictions on the eligible amounts of both the accounts receivable and the inventory. In order to obtain this line of credit, we paid the lender a closing fee of $150,000, and will pay a monthly servicing fee of $4,000 (since reduced to $3,000), an unused line fee of .375% of the balance not borrowed under the line of credit each month, and we will be responsible for audit and appraisal fees. If we fail to pay amounts due under the loan when due and payable, or if we fail to perform specified terms of the amended credit agreement, we will be in default if we have previously borrowed under the credit agreement. In the event of default, we will no longer be able to borrow under the credit agreement and we would have to immediately repay any amounts owed the lender. We may cancel the credit agreement at any time but we would have to pay a cancellation premium starting at 3% of the maximum borrowing at the inception of the credit agreement, reducing as the credit agreement matures to 1% of the maximum borrowing during the last year of the credit agreement. In March 2002, Foothill Capital and we agreed to amend the credit agreement to consent to the formation of a new subsidiary by us, consent to the activities of this new subsidiary, and consent to our acquisition of Elastic Networks. We, in turn, waived the provision of the credit agreement, which limits the amount of attorney’s fees in order to allow for the fees necessary to prepare this amendment. A second amendment was agreed to in October 2002, which modified the definition of “EBITDA” and “Triggering Event” under the agreement, reducing the minimum EBITDA targets in the event a Triggering Event occurs. The second amendment gives us greater flexibility to run the business as we see fit in these uncertain times and improves our ability to borrow should the need arise. No borrowings have been made under the credit agreement as of December 31, 2002.

In September 2001, our Board of Directors authorized a stock repurchase program of up to $1.0 million worth of outstanding Paradyne common stock over a period of one year. In connection with the acquisition of Elastic Networks, we decided not to reacquire any stock under the existing stock repurchase program.

Direct sales to BBT accounted for approximately 15% of our total revenues in 2002. Our letter of credit arrangement with BBT assisted us in effectively managing our cash flow by enabling quick collection of payment. Most of the financial benefit of the contract with BBT ended at the end of the first quarter of 2002.

Research and development and selling, general, and administrative expenses in the first quarter of 2003 are expected to be approximately $14.2 million versus an average quarterly rate of $24.9 million, $15.6 million and $15.6 million, respectively, for 2000, 2001, and 2002. Capital expenditures, which were in excess of $9 million in 2000 were reduced to $1.1 million, and $1.8 million in 2001 and 2002, respectively. We will tightly control capital expenditures again in 2003 due to the continuing slowdown in the telcom environment, and expect capital expenditures for 2003 to be at approximately the same level as in 2002. Additionally, at the time of filing this Form 10-K, we have open, non-cancelable purchase orders in place of approximately $.9 million. Total employees have been reduced from 869 at the end of 2000 to 564 at the end of 2001 to 502 at the end of 2002 and are estimated to be approximately 460 employees at the end of the first quarter of 2003.

Even with this smaller corporate structure and reduced level of spending, we are forecasting a net decrease in cash of between $1 million and $5 million for the first quarter of 2003.

We believe that our current cash position, together with cash flows from operations, our ability to monitor and control expenditures and our line of credit facility with Foothill Capital, will be sufficient to meet our working capital needs for at least the next twelve months.

Commitments and Contingencies

As discussed under “Note 13—Commitments” of the Notes to the Consolidated Financial Statements, the Company is a party to several operating and capital leases as well as purchase commitments for inventory. The company has no long-term debt obligations, other than those discussed in this section. Future minimum payments under these commitments consist of the following at December 31, 2002 (in thousands):

	Operating Leases	Capital Leases	Purchase Commitment
Year Ending December 31,
2003	$5,068	$413	$868
2004	3,863
2005	3,709
2006	3,704
2007 and thereafter	20,287

Total Payments	$36,631	$413	$868

Critical Accounting Policies and Estimates

Our critical accounting policies are those where we have made the most difficult, subjective or complex judgments in making estimates, where these estimates can significantly impact our financial results under different assumptions and conditions. Our critical accounting policies are:

•	Revenue Recognition/Allowance for Doubtful Accounts
•	Inventories
•	Business Restructuring
•	Recognition of Liabilities in an Acquisition
•	Goodwill Impairment

Revenue Recognition/Allowance for Doubtful Accounts

Our revenue recognition policy follows SEC Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements,” which summarizes existing accounting literature, and requires that four criteria be met prior to recognizing revenue. These four criteria, which are the core of our accounting policy (see “Note 2 Revenue Recognition” in our Notes to Consolidated Financial Statements), are: (1) evidence of a sales arrangement exists; (2) delivery has occurred or services have been rendered; (3) our price to the buyer is fixed or determinable; and (4) collectibility is reasonably assured. It is the fourth criteria that requires us to make significant estimates.

We estimate amounts potentially owing to customers for incentive offerings, special pricing agreements, price protection, promotions, volume incentives, and in very limited cases to resellers for stock rotation. These estimates are taken as reductions to revenue pending completion of the various programs. In periods of slower sales growth, some of these incentives may be increased which will also decrease the amount of revenues we record. Additionally, we reduce revenue for estimated bad debts due to customers who are significantly late in paying amounts owed to us or for estimated customer billing adjustments based on past experience. We use our best judgement to estimate these reductions to revenue in the period they occur based on facts available at the balance sheet date. In those cases where reserves have not previously been established but customers are unable to pay due to weakened financial condition, we will directly charge operating expense (instead of reducing revenue).

Inventories

Because of the long lead times to obtain raw materials in our industry, we must maintain sufficient quantities of inventory of our many products to meet expected demand. If actual demand is much lower than forecasted, we may not be able to dispose of our inventory at or above its cost. We write down our inventory for estimated excess and obsolete amounts to the lower of cost or market. With the significant decline in customer demand, for example, we significantly wrote down our inventory in both 2000 and 2001. In 2002, we sold some of those products that had previously been written down. As a result we reversed a portion of the reserves previously established related to these products. If future demand is lower than currently estimated, additional write-downs may be required.

Business Restructuring

Through the end of 2002, we recorded restructuring charges following the principles of SEC Staff Accounting Bulletin No. 100, “Restructuring and Impairment Charges,” and of Emerging Issues Task Force (EITF) 94-3. Under EITF 94-3 and SAB 100, we can accrue restructuring costs in a period provided: (1) management commits to a plan of termination prior to the date of the financial statements and establishes the benefit employees will receive, (2) the benefit arrangement is communicated to employees prior to the date of the financial statements, (3) the plan of termination specifically identifies the number and job classifications of employees to be terminated, and (4) the plan of termination will be completed in a reasonably short period of time such that significant changes are unlikely. Following these criteria we estimated the cost to be incurred in implementing our fourth quarter business restructuring.

The accounting for restructuring will be governed by newly adopted SFAS 146 for periods beginning after December 31, 2002 when FAS 146 becomes effective. The major business restructuring liabilities we have incurred over the past few years has been for termination benefits. Since we have a written benefit plan with defined termination benefits based on years of service, the accounting for termination benefits will be the same under FAS 146 as it was under EITF 94-3. Other business restructuring liabilities, however, will be expensed as incurred under SFAS 146, and not when a plan is adopted as it was under EITF 94-3.

Recognition of Liabilities in an Acquisition

In the period we acquire another company, EITF 95-3 requires us to record termination costs, relocation costs and costs to exit an activity of the acquired company. These costs are recognized as liabilities assumed in the purchase business combination and are included in the allocation of the acquisition costs. In order to record these costs as part of the costs of the acquisition, four criteria have to be met: (1) at the date of acquisition management must begin to formulate a plan to exit an activity of the acquired company; (2) as soon as possible after the acquisition management approves and commits the company to a plan to exit certain activities; (3) the plan specifically identifies all significant actions to be taken and that will not be continued; and (4) the actions required under the plan will begin as soon as possible after the plan is finalized, and will be completed in a short enough period such that significant changes to the plan are not likely.

Goodwill Impairment

We conduct an annual impairment test of goodwill under FAS 142. Under this test a reporting unit is identified. It was determined that the reporting unit was the total company because management does not have a lower level of cash flows and it does not make its business decisions based on any lower level of financial information than at the Paradyne enterprise level. Under this test we compare the fair value of net assets with the carrying value of net assets. If the fair value of net assets is less than the carrying value, the second step of the calculation is to allocate the fair value to the fair value of our tangible and intangible assets. If there is insufficient fair value to cover the carrying value of the goodwill, an impairment is recognized. To calculate the fair value of net assets we use both a market approach and an income approach. In calculating the market approach a control premium is also estimated. Calculating the fair value of net assets requires estimates of values. We believe that we have appropriately applied the provisions of FAS 142 in assessing impairment of goodwill resulting in a complete write-off of the goodwill related to our acquisition of Elastic Networks.

Recently Issued Financial Accounting Standards

On June 30, 2001, the Financial Accounting Standards Board (“FASB”) finalized SFAS 141, “Business Combinations,” and SFAS 142, “Goodwill and Other Intangible Assets.” SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. With the adoption of SFAS 142 effective January 1, 2002, goodwill is no longer subject to amortization. Rather, goodwill will be subject to at least an annual assessment for impairment by applying a fair-value-based test. Under the new rules, an acquired intangible asset should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged, regardless of the acquirer’s intent to do so. These intangible assets will be required to be amortized over their useful lives. We adopted SFAS 141 and 142 as of January 1, 2002.

In July 2001, the FASB finalized SFAS 143, “Accounting for Asset Retirement Obligations,” which requires the recognition of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the carrying amount of the related long-lived asset is correspondingly increased. Over time, the liability is accreted to its present value and the related capitalized charge is depreciated over the useful life of the asset. SFAS 143 is effective for fiscal years beginning after June 15, 2002. We do not anticipate that the implementation of SFAS 143 will have any material impact on our financial statements.

In August 2001, the FASB finalized SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS 144 addresses accounting and reporting for the impairment or disposal of long-lived assets, ncluding the disposal of a segment of business. SFAS 144 is effective for fiscal years beginning after December 15, 2001, with earlier application encouraged. We adopted SFAS 144 as of January 1, 2002

In June 2002, the FASB voted in favor of issuing FASB Statement No. 146, “Accounting for Exit or Disposal Activities”. SFAS No. 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the Emerging Issues Task Force has set forth in EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”. The scope of SFAS No. 146 also includes (1) costs related to terminating a contract that is not a capital lease and (2) termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS No. 146 is effective January 1, 2003. The Company will adopt SFAS 146 as of January 1, 2003. It is not anticipated that the implementation of SFAS 146 will have any material impact to the accounting for potential future termination benefits. If we incur exit costs other than termination benefits as part of a future restructuring, however, the implementation of SFAS 146 will impact the timing of the recognition of such future exit costs. These exit costs will be recognized when incurred instead of when the plan is adopted by our management.

In November 2002, the FASB issued FASB Interpretation 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others.” This interpretation clarifies the requirements of SFAS 5, “Accounting for Contingencies,” relating to guarantor’s accounting for, and disclosure of, the issuance of certain types of guarantees. This interpretation is intended to improve the comparability of financial reporting by requiring identical accounting for guarantees issued with a separately identified premium and guarantees issued without a separately identified premium. The interpretation’s provisions for initial recognition and measurement are required on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of both interim and annual periods that ended after December 15, 2002. We have adopted the provisions of this interpretation, and it did not have a material impact on our financial position, results of operations, or cash flows.

In November 2002, the FASB reached a consensus on EITF Issue 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables” (“the Issue”). The guidance in this Issue is effective for revenue arrangements entered into for fiscal years beginning after June 15, 2003. The Issue addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. Specifically, the Issue addresses how to determine whether an arrangement involving multiple deliverables contains more than one earnings process and, if it does, how to divide the arrangement into separate units of accounting consistent with the identified earnings processes for revenue recognition purposes. The Issue also addresses how arrangement consideration should be measured and allocated to the separate units of accounting in the arrangement. We are currently reviewing the impact that EITF 00-21 will have on our future results of operations, but upon our initial review we not believe the Issue will have a significant impact on our accounting for multiple element arrangements.

In December 2002, the FASB issued SFAS 148, “Accounting for Stock Based Compensation—Transition and Disclosure—an Amendment to SFAS 123.” SFAS 148 provides two additional transition methods for entities that adopt the SFAS 123 fair value method of accounting for stock based compensation to employees as opposed to the disclosure only adoption of SFAS 123 made by the Company upon its adoption of that standard Further, the statement requires disclosure of comparable information for all companies regardless of whether, when, or how an entity adopts the SFAS 123 fair value based method of accounting. These disclosures are now required for interim periods in addition to the traditional annual disclosure. The amendments to SFAS 123, which provide for additional methods, are effective for periods beginning after December 15, 2002, although earlier application is permitted. The amendments to the disclosure requirements are required for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. We anticipate that the adoption of the additional disclosure requirements will not have a significant impact on the results of our operations, financial position or cash flows.

In January 2003, the FASB issued FASB Interpretation 46, “Consolidation of Variable Interest Entities.” This interpretation of Accounting Research Bulletin 51, “Consolidated Financial Statements,” addresses consolidation by business enterprises of variable interest entities which possess certain characteristics. The interpretation requires that if a business enterprise has a controlling financial interest in a variable interest entity, the assets, liabilities, and results of the activities of the variable interest entity must be included in the consolidated financial statements with those of the business enterprise. This interpretation applies immediately to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date. We do not believe we have ownership in any variable interest entities as of December 31, 2002. We will apply the consolidation requirement of the interpretation in future periods if we should own any interest in any variable interest entity.

Inflation

Because of the relatively low levels of inflation experienced in 2000, 2001 and 2002, inflation did not have a significant effect on our results in such years.

Risk Factors Which May Impact Future Operating Results

Investors should carefully consider the risks and uncertainties described below before investing in our common stock. The risks and uncertainties described below are not the only risks and uncertainties that could develop. Other risks and uncertainties that we have not predicted or evaluated could also affect us. If any of the following risks occur, our business, financial condition or results of operations could be materially harmed, and the trading price of our common stock could decline, resulting in the loss of all or part of an investor’s investment in our common stock.

All statements regarding future events, our future financial performance and operating results, and our business strategy and plans are forward-looking statements. These forward-looking statements are made pursuant to the “safe-harbor” provisions of the Private Securities Litigation Reform Act of 1995 and are based on management’s current expectations and beliefs, as well as on assumptions made by, and information currently available to, management.

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

We estimate that sales to NSPs accounted for approximately 82% of our equipment revenues in 2002. If our NSP customers are forced to defer or curtail their capital spending programs, we could lose, or experience delays or reductions in significant sales to such customers. Given the capital requirements, complex regulatory framework and other barriers to entry in the market, there are a limited number of NSPs. The United States market for many of the services provided by NSPs has only moderately emerged since the passage of the Telecommunications Act of 1996 and many NSPs are still building their infrastructure and rolling out their services. Many of these NSPs still need to develop, construct and expand their networks. The inability of our emerging NSP customers to complete development of their networks, attract or retain customers, respond to trends such as price reductions for their services or diminished demand for telecommunications services generally, could cause them to reduce their capital spending programs.

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

We anticipate that a significant portion of our future revenues will be attributable to sales to NSPs of our DSL, SLM, and other broadband products. Our future performance will therefore be substantially dependent on incorporation of our products by NSPs into their service offerings to subscribers. The failure of our products to become an accepted part of NSPs’ service offerings or a slower than expected increase in the volume of sales by us of SLM products could materially and adversely affect our revenues. Our success in the NSP market will depend on numerous factors, many of which are outside our control. Some of these factors include:

— NSP and subscriber acceptance of and satisfaction with our products;

— the realization of operating cost efficiencies for NSPs when SLM products are deployed and our ability to demonstrate these operational benefits;

— subscriber demand for our products and support for our products within the NSPs’ sales force;

— Our successful development of systems and products that address the requirements for products deployed as part of an NSP’s infrastructure;

— the timing and successful completion of integration development work by NSPs to incorporate our SLM functionality into their operational support system; and

— the absence of new technologies that make our products and systems obsolete before they can achieve broad acceptance.

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

If we fail to protect Elastic Networks’ intellectual property following our acquisition of Elastic Networks, our expected competitive position may suffer.

The value of Elastic Networks’ business to us is based, in part, on Elastic Networks’ intellectual property. Elastic Networks’ business relies on a combination of copyright, trademark, patent and trade secret laws and contractual restrictions to establish and protect Elastic Networks’ technology and other intellectual property. We cannot be certain that Elastic Networks has sufficiently prevented misappropriation of Elastic Networks’ technology and other intellectual property, or that Elastic Networks’ competitors did not independently develop technologies or other intellectual property that are substantially equivalent or superior to those developed, owned or licensed by Elastic Networks. In addition, the laws of many countries do not protect intellectual property to the same extent as the laws of the United States. If Elastic Networks’ intellectual property rights were not or are not adequately protected, we may not realize a significant portion of the benefits we expect to receive upon acquiring Elastic Networks.

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

We may not achieve revenue growth or become profitable.

We cannot be certain that we will achieve revenue growth or realize sufficient revenues to achieve profitability. Excluding a one-time gain in connection with a contract renegotiation with Lucent Technologies Inc. in 1997 and the related tax effect, we had an accumulated net deficit of approximately $103.2 million during the period from August 1, 1996 through December 31, 2002. Prior to 1999 we had not been profitable in any fiscal year of operations, except in 1997, when we were profitable as a result of the non-recurring gain in connection with the renegotiation of a contract with Lucent. In 1999, we had net income of $7.9 million. In 2000, we had a net loss of $34.3 million. For the year ended December 31, 2001, we had a net loss of $23.6 million. In 2002, we had a net loss of $17.2 million. We anticipate that we will continue to incur significant product development and selling, general and administrative expenses and, as a result, we will need to generate higher revenues to achieve and sustain profitability on an annual basis.

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

We are currently defending several securities class action lawsuits filed against us and some of our executive officers and the current and former chairman of our board are defendants. The stockholder suits, filed in September 2000 in the federal court in the Middle District of Florida, have been consolidated into one action. That consolidated action alleges that the defendants, during the period September 28, 1999 through September 28, 2000, fraudulently or recklessly inflated the market price of our stock by erroneously reporting that we were performing well, that product demand was solid and that inventories were properly stated. Plaintiffs seek damages in an unspecified amount for the alleged inflated stock price during the class period. The Defendants filed a motion on May 25, 2001, asking the court to dismiss the complaint, with prejudice, after which the Plaintiffs filed a memorandum of law in opposition to Defendant’s dismissal motion on July 2, 2001. This motion was denied by the Court on April 4, 2002. By order dated October 24, 2002, the Court granted plaintiffs’ motion to certify a class, but certified that the class should begin no earlier than March 20, 2000, instead of September 28, 1999 as the plaintiffs had proposed. The certified class consists of purchasers of Paradyne stock from March 20, 2000 through September 29, 2000. The Defendants believe the claims are without merit and intend to vigorously defend them, although they cannot predict the outcome.

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

Our quarterly and annual results of operations have fluctuated in the past and are likely to fluctuate significantly in the future due to a variety of factors, many of which are outside of our control. Fluctuations in our results could cause our stock price to decline substantially. Some of these factors that might affect our results of operations include:

—Our ability to achieve cost reductions.    As with all companies, we constantly strive to improve our margins through reductions in our cost of sales. Failure to reduce our costs could reduce our margins, which, in turn, could adversely affect our ability to operate profitably.

—Preferential pricing arrangements.    We have preferential pricing arrangements with some of our customers. In our effort to win new business we may negotiate preferential pricing arrangements in the future with other customers. While these arrangements are intended to provide greater revenue, they may have a negative impact on our margins. Furthermore, because our strategy relies on entering into these arrangements in the future, if we fail to do so, our results could be below expectations.

—Our ability to attain and maintain production volumes and quality levels for our products.    Many factors could affect our ability to maintain production volumes and quality levels. They include an inability to obtain raw materials or components, labor shortages, and the maintenance of adequate facilities for production. If we fail to maintain production volumes or quality levels, we may be unable to produce sufficient quantities of our products to meet demand, which would adversely affect our revenues.

—The mix of products sold and the mix of distribution channels through which they are sold.    The mix of products sold can adversely affect our results. Margins vary within our newer and older products. If we fail to successfully sell our higher margin products, our gross margins may be lower than expected. In addition, some distribution channels have higher costs associated with sales. As a result, the mix of distribution channels may adversely affect operating income.

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

We depend on a small number of customers for a substantial portion of our revenues. As a result, a loss or a significant reduction or delay in sales to any of our major customers could materially and adversely affect our revenues. Direct sales and services performed for Lucent and Avaya accounted for approximately 20% of our total revenues in 2000 and approximately 15% for 2001. Direct sales to BB Technologies Corporation (Japan) accounted for approximately 21% of our total revenues for 2001 and approximately 15% for 2002. Unless and until we diversify and expand our customer base, our future success will significantly depend upon certain factors which are not within our control, including:

—the timing and size of future purchase orders, if any, from our larger customers;

—the product requirements of our customers;

—the financial and operational success of our customers; and

—the success of our customers’ services deployed using our products.

Diversification and expansion of our customer base is particularly critical because of the highly competitive nature of our business. Our contracts are generally subject to annual renewal with the exception of our contracts with Lucent and several other customers, which have two to five year terms, and our customers generally do not have any obligation to purchase products solely from us.

Under a supply agreement between Lucent and us, which expired in the first quarter of 2002, we were the exclusive supplier of Lucent’s requirements for stand-alone network access products. As a result of the expiration of this supply agreement, we are no longer Lucent’s exclusive supplier of stand-alone network access products for resale, with the exception of Acculink Access Controller products. We cannot be certain that a new agreement will be negotiated or of the amount of future purchases, if any, from Lucent. Avaya has signed a three-year reseller agreement with us, effective November 16, 2001 through November 16, 2004. In both cases, it is possible that our sales of these products could decline substantially.

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

The trading price of our common stock could be subject to wide fluctuations in response to various factors, some of which are beyond our control, such as:

—actual or anticipated variations in quarterly results of operations;

—changes in intellectual property rights of us or our competitors;

—announcements of technological innovations;

—the introduction of new products or changes in product;

—pricing by us or our competitors;

—changes in financial estimates by securities analysts;

—announcements of significant acquisitions, strategic partnerships, joint ventures or capital commitments by us or our competitors;

—additions or departures of key personnel; and

—generally adverse market conditions.

Our ability to sustain or grow our business might be harmed if we lose sales of access products to Lucent.

We have a relationship with Zhone Technologies, Inc. through which we have exclusive distribution rights through April 2005 for Zhone’s IMACS system, which we intend to market to Lucent and AT&T under the name Acculink Access Controller. We also entered into a supply and exclusivity agreement with Lucent, which expired during the first quarter of 2002, under which we were the exclusive supplier of Lucent’s requirements for various access products, such as the Acculink Access Controller. As a result, we are no longer Lucent’s exclusive supplier of stand-alone network access products for resale, with the exception of Acculink Access Controller products. Sales of Acculink Access Controller accounted for greater than 10% of our total revenues during 2000, greater than 8% for 2001 and greater than 7% for 2002. Our revenues would be adversely affected if Zhone fails to meet its obligations under the agreement or if Lucent or AT&T were to substantially reduce or discontinue their orders of the Acculink Access Controller.

Our dependence on development relationships could threaten our ability to sell products.

Our success is dependent upon our continued relationship with certain companies, including Lucent, G1obeSpan, and Alcatel. If any of these companies breaches or terminates its agreement or fails to perform its obligations under its agreement or if we fail to renegotiate a new agreement upon the expiration of any agreement, we might not be able to sustain or grow our business. In particular, if any of these companies, other current corporate partners or future corporate partners discontinue their support of products that we have developed in cooperation with them, fail to continue to develop product enhancements required to meet customer demand, fail to appropriately address performance issues related to products that we have developed in cooperation with them, face claims of infringement of third party intellectual property rights with respect to the technology included in products that we have developed in cooperation with them or fail to continue to support joint marketing programs, our ability to sell products that we have developed in cooperation with them would be hampered. Additionally, in the event that any of our significant relationships are terminated, we may not be able to replace them in a timely manner, if at all.

Management and our single largest stockholder may limit the ability of our other stockholders to influence the outcome of director elections and other stockholder matters.

Our executive officers, directors and principal stockholders and their affiliates beneficially owned approximately 36% of our outstanding shares of common stock as of February 28, 2003. As a result, these stockholders, if acting together, will continue to exert substantial control over substantially all matters requiring approval by our stockholders.

Entities associated with Texas Pacific Group beneficially owned approximately 26% of our outstanding shares of common stock as of February 28, 2003 and may be able to exercise substantial control over us, subject to the fiduciary duties of its representatives on the board of directors under Delaware law. The interests of Texas Pacific Group may not always coincide with the interests of other stockholders. Texas Pacific Group, through its representatives on the board of directors, could cause us to enter into transactions or agreements which we would not otherwise consider absent Texas Pacific Group’s influence.

We depend on sole and single source suppliers, which exposes us to potential supply interruption.

We currently purchase a number of important parts, such as framers, semiconductors and embedded communications processors, from sole source vendors for which alternative sources are not currently available. Delays or interruptions in the supply of these components could result in delays or reductions in product shipments. The purchase of these components from outside suppliers on a sole source basis subjects us to risks, including the continued availability of supplies, price increases and potential quality assurance problems. We currently purchase key components for which there are currently no immediate substitutes available from approximately 46 vendors. All of these components are critical to the production of our products. While alternative suppliers may be available to us, we must first identify these suppliers and qualify them. We cannot be certain that any such suppliers will meet our required qualifications or that we will be able to identify alternative suppliers in a timely fashion, if at all. We may not be able to obtain sufficient quantities of these components on the same or substantially the same terms. Consolidations involving suppliers could further reduce the number of alternatives for us and affect the cost of such supplies. An increase in the cost of such supplies could make our products less competitive with products which do not incorporate such components. Lower margins or less competitive product pricing could materially and adversely affect our business, financial condition and results of operation.

If we are unable to attract and retain key personnel and a skilled workforce, we may not be able to sustain or grow our business.

Our success depends to a significant degree upon the continued contributions of the principal members of our sales, engineering and management personnel, many of whom would be difficult to replace. The loss of such personnel could materially and adversely affect our business, financial condition and results of operations. Specifically, we believe that our future success is highly dependent on our senior management, and in particular on Sean E. Belanger, our president and chief executive officer. Except for agreements with

Messrs. Belanger, Patrick M. Murphy, our senior vice president, chief financial officer, treasurer and secretary, and Michael Ward, our senior vice president of Worldwide Sales and Service, we do not have employment contracts with our senior executives. In any event, employment contracts would not prevent key personnel from terminating their employment with us.

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

We estimate that our sales made through distributors and resellers were over 40% of our revenues in 2000, 52% of our revenues for 2001, and 45% for 2002. We often rely on distributors and resellers to provide installation, training and customer support to the ultimate end users of our products. As a result, our success depends on the continued sales and customer support efforts of our network of distributors and resellers. Any reduction, delay or loss of orders from our significant distributors or resellers could materially and adversely affect our revenues.

Our reliance on international sales may make us susceptible to global economic factors, foreign tax law issues and currency fluctuations.

We currently have eleven sales offices and subsidiaries in North America, Europe and Asia through which we market and sell our products. Sales to customers outside of the United States accounted for approximately 23% of revenues in 2000, 47% of revenues in 2001, and 42% of revenue in 2002. In 2002, approximately 98% of our sales were denominated in U. S. dollars. Our international operations subject us to risks which may cause our results of operations to fluctuate and to which we would not otherwise be exposed, such as:

—impact of recessions in economies outside of the United States;

—currency exchange rate fluctuations;

—political and economic instability;

—policy, legal, regulatory or other changes affecting the telecommunications and data communications markets;

—uncertain intellectual property rights protection;

—potential adverse tax consequences;

—changes in tariffs; and

—difficulties in accounts receivable collection.

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

Our success and ability to compete is substantially dependent upon our technology. A failure to protect our technology could result in competitors offering similar products, potentially resulting in a loss of competitive advantage and decreased revenues. We rely on a combination of patent, trademark, copyright and trade secret laws and non-disclosure agreements to protect such technology. Currently, we hold over 195 United States patents and have over 95 United States patent applications pending. However, we cannot be certain that patents will be issued with respect to any of our pending or future patent applications. In addition, we do not know whether any of our issued patents will be upheld as valid or that they will prevent the development of competitive products.

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

We are also subject to the risk of adverse claims and litigation alleging infringement of the intellectual property rights of others. These claims may require us to enter into license arrangements or may result in protracted and costly litigation, regardless of the merits of such claims. We may not be able to obtain necessary licenses on commercially reasonable terms, if at all. From time to time, we receive and have received letters from others requesting licenses or indicating that our products may require a license. These letters are not uncommon in the industry, and these letters are dealt with according to normal business practices. In some cases these letters are followed up with formal legal action. For example, in July 2000, a third party filed suit against us and approximately ninety other defendants. The suit alleges that all the defendants are violating more than a dozen patents owned by the third party which allegedly covers the field of “machine vision” used extensively in pick-and-place manufacturing of circuit boards and bar code scanning. We purchase this equipment from vendors, who we believe may have an obligation to indemnify us in the event that the equipment infringes any third party patents. The complaint does not specify which defendants or activities allegedly violated which particular patents. We have responded with a Motion for More Definite Statement designed to identify the allegedly infringing activities as well as the particular patents and claims allegedly being infringed by us. We cannot assure you that we will prevail in this action and any adverse outcome could require us, among other things, to pay royalties to the third party patent owner. Given the lack of specificity in the complaint, it is not currently possible to calculate the potential for, or extent of, any liability resulting from this claim. We also cannot assure you that we will not receive other claims alleging infringement in the future.

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

Provisions in our amended and restated certificate of incorporation, as amended, and amended and restated bylaws, as amended, may have the effect of delaying or preventing a change of control or changes in our management. These provisions include:

—the right of the board of directors to elect a director to fill a vacancy created by the expansion of the board of directors;

— the ability of the board of directors to alter our amended and restated bylaws without obtaining stockholder approval;

— if not called by our board of directors or the chairman of our board of directors, the requirement that at least 50% of the outstanding shares of common stock are needed to call a special meeting of stockholders;

— the division of the board of directors into three classes, with each class serving staggered three-year terms; and

— the requirement that all actions by stockholders must be effected at a duly called meeting of the stockholders and may not be effected by a consent in writing.

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

Item 7A.     Quantitative and Qualitative Disclosures About Market Risk

We do not engage in investing in or trading market risk sensitive instruments. We also do not purchase, for investing, hedging, or for purposes “other than trading,” instruments that are likely to expose us to market risk, whether interest rate, foreign currency exchange, commodity price or equity price risk, except as noted in the following paragraph. We have not entered into any forward or futures contracts, purchased any options or entered into any interest rate swaps. Additionally, we do not currently engage in foreign currency hedging transactions to manage exposure for transactions denominated in currencies other than U.S. dollars.

We do not currently have any indebtedness other than capital lease obligations of approximately $0.4 million as of December 31, 2002. If we were to borrow from our revolving line of credit facility with Foothill Capital Corporation, we would be exposed to changes in interest rates. We are also exposed to changes in interest rates from investments in some held-to maturity securities. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes.

Item 8.     Financial Statements and Supplementary Data

Our consolidated financial statements for each of the fiscal years in the three-year period ended December 31, 2002, together with the report thereon of PricewaterhouseCoopers LLP dated January 28, 2003, are included in this report commencing on page F-1 and are listed under Part IV, Item 15 of this report.

Item 9:     Changes In and Disagreements With Accountants On Accounting and Financial Disclosure

Not applicable.

PART III

Item 10:     Directors and Executive Officers of the Registrant

We will provide information relating to our directors and executive officers under the captions “Proposal—Election of Directors—Nominees,” “—Information Regarding Nominees and Continuing Directors” and “—Executive Officers” in our proxy statement for the 2003 annual meeting of stockholders to be held on May 19, 2003. We will provide information regarding compliance with Section 16(a) of the Securities and Exchange Act of 1934 by our directors and executive officers and beneficial owners of more than 10% of our common stock under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the proxy statement. All of that information is incorporated in this Item 10 by reference.

Item 11:     Executive Compensation

We will provide information relating to executive compensation under the captions “Proposal—Election of Directors—Director Compensation,” “Executive Compensation,” and “Compensation Committee Interlocks and Insider Participation” in the proxy statement. That information is incorporated in this Item 11 by reference.

Item 12:     Security Ownership of Certain Beneficial Owners and Management

We will provide information regarding ownership of our common stock by specified persons under the caption “Stock Ownership” in the proxy statement. That information is incorporated in this Item 12 by reference.

Item 13:     Certain Relationships and Related Transactions

We will provide information regarding certain transactions and business relationships with management, directors and others under the caption “Certain Transactions” in the proxy statement. That information is incorporated in this Item 13 by reference.

Item 14:     Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended) as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”). Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to Paradyne (including its consolidated subsidiaries) required to be included in our reports filed or submitted under the Securities Exchange Act of 1934, as amended.

(b) Changes in Internal Controls.

Since the Evaluation Date, there have not been any changes in our internal controls or other factors that could significantly affect such controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

Item 15:     Exhibits, Financial Statement Schedules, and Reports On Form 8-K

(a) 1.	Consolidated Financial Statements
	Report of Independent Certified Public Accountants	F-1
	Consolidated Balance Sheets as of December 31, 2001 and 2002	F-2
	Consolidated Statements of Operations for the years ended December 31, 2000, 2001 and 2002.	F-3
	Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income (Loss) for the years ended December 31, 2000, 2001 and 2002	F-4
	Consolidated Statements of Cash Flows for the years ended December 31, 2000, 2001 and 2002	F-5
	Notes to Consolidated Financial Statements	F-6 to F-23

2.	Financial Statement Schedules
	Schedule II—Valuation and Qualifying Accounts	S-1

3.	Exhibits

The following exhibits are either (i) filed with this report or (ii) have previously been filed with the Securities and Exchange Commission and are incorporated in this Item 15 by reference to those prior filings. Previously filed registration statements and reports which are incorporated by reference are identified in the column captioned “SEC Document Reference.” We will furnish any exhibit upon request to Patrick M. Murphy, our Senior Vice President, Chief Financial Officer, Treasurer and Secretary, 8545 126th Avenue North, Largo, Florida 33773. We charge $.50 per page to cover expenses of copying and mailing.

Exhibit Number	Description	SEC Document Reference
2.1	Asset Purchase Agreement dated as of April 5, 2000 among, Paradyne Networks, Inc.(“Paradyne”), Paradyne Corporation, P-com, Inc. and Control Resources Corporation.	Exhibit 2 from Paradyne’s Form 8-K filed on May 1, 2000.

2.2	Agreement and Plan of Merger dated as of December 27, 2001 by and among Paradyne, Phoenix Merger Sub, Inc. and Elastic Networks Inc.	Exhibit 2 from Paradyne’s Form 8-K filed on December 31, 2001.

2.3

Amendment No. 1 to Agreement and Plan of Merger dated January 4, 2002 by and among Paradyne, Phoenix Merger Sub, Inc. and Elastic Networks Inc. Registrant, Phoenix Merger Sub, Inc. and Elastic Networks Inc.

Exhibit 2.1 from Paradyne’s Form 8-K/A filed on January 8, 2002.

3.1	Amended and Restated Certificate of Incorporation, as amended.	Exhibit 3.1 from Paradyne’s Form 10-K filed on April 1, 2002.

3.2	Amended and Restated Bylaws, as amended.	Exhibit 4.2 from Paradyne’s Registration Statement on Form S-4 (No. 333-76814).

4.1	Reference is made to Exhibits 3.1 and 3.2.

4.2	Specimen Stock Certificate.	Exhibit 4.2 from Paradyne’s Registration Statement on Form S-1 (No. 333-76385) or amendments thereto.

10.1	Amended and Restated 1996 Equity Incentive Plan.	Exhibit 10.1 from Paradyne’s Registration Statement on Form S-1 (No. 333-76385) or amendments thereto.

10.2	Amendment to 1996 Equity Incentive Plan filed as Exhibit 10.1.	Exhibit 10.1 from Paradyne’s Form 10-Q filed on August 14, 2000.

10.3	Paradyne Networks, Inc. 2000 Broad-Based Stock Plan .	Exhibit 10.1 from Paradyne’s Form 10-Q filed on November 8, 2000.

10.4	Form of Stock Option Agreement pursuant to the 1996 Equity Incentive Plan.	Exhibit 10.2 from Paradyne’s Registration Statement on Form S-1 (No. 333-76385) or amendments thereto.

10.5	Amendment to Form of Stock Option Agreement with Sean E. Belanger and Patrick M. Murphy.	Exhibit 10.5 from Paradyne’s Form 10-K filed on April 2, 2001.

10.6	Form of Stock Option Agreement under the Paradyne Networks, Inc. 2000 Broad-Based Stock Plan.	Exhibit 99.2 from Paradyne’s Registration Statement on Form S-8 filed on March 20, 2001.

10.8	Form of Early Exercise Stock Purchase Agreement.	Exhibit 10.3 from Paradyne’s Registration Statement on Form S-1 (No. 333-76385) or amendments thereto.

10.9	1999 Employee Stock Purchase Plan and related offering documents.	Exhibit 99.1 from Paradyne’s Registration Statement on Form S-8 filed on April 26, 2001.

10.10	1999 Non-Employee Director’s Stock Option Plan.	Exhibit 10.5 from Paradyne’s Registration Statement on Form S-1 (No. 333-76385) or amendments thereto.

10.11	Amended and Restated Subordinated Revolving Promissory Note between Paradyne and Paradyne Partners, L.P., dated October 16, 1998.	Exhibit 10.8 from Paradyne’s Registration Statement on Form S-1 (No. 333-76385) or amendments thereto.

10.12	Lease Agreement between Paradyne and Shav Associates, dated October 8, 1996.	Exhibit 10.9 from Paradyne’s Registration Statement on Form S-1 (No. 333-76385) or amendments thereto.

10.13	Sublease Agreement between Paradyne and GlobeSpan Semiconductor, Inc. dated December 10, 1997.	Exhibit 10.10 from Paradyne’s Registration Statement on Form S-1 (No. 333-76385) or amendments thereto.

10.14	Amendment to Sublease Agreement, dated January 1, 1999.	Exhibit 10.11 from Paradyne’s Registration Statement on Form S-1 (No. 333-76385) or amendments thereto.

Exhibit Number	Description	SEC Document Reference
10.15	Mutual Release and Surrender Agreement between Paradyne and Shav Associates, dated March 20, 2001, to Lease Agreement.	Exhibit 10.17 from Paradyne’s Form 10-K filed on April 2, 2001.

10.16	Lease Agreement between Paradyne and Townsend Property Trust Lease, dated June 27, 1997.	Exhibit 10.12 from Paradyne’s Registration Statement on Form S-1 (No. 333-76385) or amendments thereto.

10.17	Amendment to Lease Agreement, dated April 5, 2000, to Lease Agreement.	Exhibit 10.19 from Paradyne’s Form 10-K filed on April 2, 2001.

10.18	Employment Agreement between Paradyne and Andrew May, dated December 3, 1996.	Exhibit 10.14 from Paradyne’s Registration Statement on Form S-1 (No. 333-76385) or amendments thereto.

10.19	Amendment to Employment Agreement between Paradyne and Andrew May, dated December 8, 2000.	Exhibit 10.22 from Paradyne’s Form 10-K filed on April 2, 2001.

10.20	Key Employee Agreement between Paradyne and Patrick Murphy, dated August 1, 1996.	Exhibit 10.15 Paradyne’s Registration Statement on Form S-1 (No. 333-76385) or amendments thereto.

10.21	Employment Agreement between Paradyne and Patrick Murphy, dated December 8, 2000.	Exhibit 10.24 from Paradyne’s Form 10-K filed on April 2, 2001.

10.22	Key Employee Agreement between Paradyne and Sean E. Belanger, dated April 30, 2000.	Exhibit 10.1 from Paradyne’s Form 10-Q filed on May 15, 2000.

10.23	Employment Agreement between Paradyne and Sean E. Belanger, dated December 8, 2000.	Exhibit 10.28 from Paradyne’s Form 10-K filed on April 2, 2001.

10.24	Change in Control Agreement between Paradyne and Sean E. Belanger.	Exhibit 10.17 from Paradyne’s Registration Statement on Form S-1 (No. 333-76385) or amendments thereto.

10.25	Promissory Note, dated March 29, 1999, Sean E. Belanger.	Exhibit 10.19 from Paradyne’s Registration Statement on Form S-1 (No. 333-76385) or amendments thereto.

10.26	Loan and Security Agreement, dated July 16, 2001 by and among Paradyne, Paradyne Corporation and Foothill Capital Corporation.	Exhibit 10.1 from Paradyne’s Form 10-Q filed on August 14, 2001.

10.27	Amendment Number One to Loan and Security Agreement dated March 14, 2002 by and among Paradyne, Paradyne Corporation and Foothill Capital Corporation, filed as Exhibit 10.26.	Exhibit 10.27 from Paradyne’s Form 10-K filed on April 1, 2002.

10.28*	Amendment Number Two to Loan and Security Agreement dated October 17, 2002 by and among Paradyne, Paradyne Corporation and Foothill Capital Corporation, filed as Exhibit 10.26.

10.29	Promissory Note, dated March 31, 1999, Andrew S. May.	Exhibit 10.26 from Paradyne’s Registration Statement on Form S-1 (No. 333-76385) or amendments thereto.

10.30	Promissory Note, dated March 31, 1999, Patrick M. Murphy.	Exhibit 10.27 from Paradyne’s Registration Statement on Form S-1 (No. 333-76385) or amendments thereto.

10.31	Promissory Note, dated April 2, 1999, Patrick M. Murphy.	Exhibit 10.28 from Paradyne’s Registration Statement on Form S-1 (No. 333-76385) or amendments thereto.

10.32	Promissory Note, dated April 14, 2000, between Paradyne Corporation and Control Resources Corporation.	Exhibit 10.2 from Paradyne’s Form 10-Q filed on May 15, 2000.

10.33	Indemnification Agreement between Paradyne and William Stensrud, dated November 6, 1996.	Exhibit 10.29 from Paradyne’s Registration Statement on Form S-1 (No. 333-76385) or amendments thereto.

10.34+	Supply Agreement between Paradyne and Lucent Technologies, Inc., dated July 31, 1996.	Exhibit 10.30 from Paradyne’s Registration Statement on Form S-1 (No. 333-76385) or amendments thereto.

10.35+	Exclusivity and Amendment Agreement between Paradyne, Lucent Technologies, Inc. and GlobeSpan Semiconductor, Inc., dated August 6, 1998.	Exhibit 10.31 from Paradyne’s Registration Statement on Form S-1 (No. 333-76385) or amendments thereto.

Exhibit Number	Description	SEC Document Reference
10.36+	Noncompetition Agreement between Paradyne, Communication Partners, L.P., Lucent Technologies, Inc. and GlobeSpan Semiconductor, Inc., dated July 31, 1996.	Exhibit 10.32 from Paradyne’s Registration Statement on Form S-1 (No. 333-76385) or amendments thereto.

10.37	Trademark and Patent Agreement between Paradyne, Lucent Technologies, Inc. and GlobeSpan Semiconductor, Inc. dated July 31, 1996.	Exhibit 10.33 from Paradyne’s Registration Statement on Form S-1 (No. 333-76385) or amendments thereto.

10.38	Tax Matters Agreement between Paradyne, Lucent Technologies, Inc., and GlobeSpan Semiconductor, Inc., dated July 31, 1996.	Exhibit 10.34 from Paradyne’s Registration Statement on Form S-1 (No. 333-76385) or amendments thereto.

10.39	Intellectual Property Agreement between Paradyne, Lucent Technologies. Inc. and GlobeSpan Semiconductor, Inc., dated July 31, 1996.	Exhibit 10.35 from Paradyne’s Registration Statement on Form S-1 (No. 333-76385) or amendments thereto.

10.40+	OEM Agreement between Paradyne and Xylan Corporation, dated March 16, 1999.	Exhibit 10.36 from Paradyne’s Registration Statement on Form S-1 (No. 333-76385) or amendments thereto.

10.41+	Distribution Agreement between Paradyne and Tech Data Corporation, dated September 21, 1993.	Exhibit 10.37 from Paradyne’s Registration Statement on Form S-1 (No. 333-76385) or amendments thereto.

10.42+	OEM Agreement between Paradyne and Premisys Communications, Inc., dated December 4, 1992.	Exhibit 10.38 from Paradyne’s Registration Statement on Form S-1 (No. 333-76385) or amendments thereto.

10.43	Network Management Partners Agreement between Paradyne and Ascend Communications, Inc., dated November 3, 1998.	Exhibit 10.39 from Paradyne’s Registration Statement on Form S-1 (No. 333-76385) or amendments thereto.

10.44+	Joint Development and Distribution Agreement between Paradyne and AG Communication Systems Corporation, dated June 10, 1998.	Exhibit 10.40 from Paradyne’s Registration Statement on Form S-1 (No. 333-76385) or amendments thereto.

10.45+	Amendment to Supply Agreement between Paradyne and Lucent Technologies, Inc., dated as of May 5, 1999.	Exhibit 10.43 from the Paradyne’s Registration Statement on Form S-1 (No. 333-76385) or amendments thereto and incorporated by reference.

10.46	Form of Indemnification Agreement between Paradyne and Messrs. Belanger, Bonderman, Epley, Geeslin, Murphy, Stensrud and Van Camp.	Exhibit 10.44 to Paradyne’s Statement on Form S-1 (No. 333-86965) or amendments thereto.

10.47	Contribution Agreement dated as of May 12, 1999 by and between Elastic Networks, Inc. and Nortel Networks Inc.	Exhibit 10.1 from Elastic Networks Inc’s Registration Statement on Form S-1 (No. 333-40500) or amendments thereto.

10.48	Amendment No. 1 to Contribution Agreement dated as of December 27, 2001 by and between Elastic Networks, Inc. and Nortel Networks Inc.	Exhibit 99.7 from Elastic Networks Inc.’s Form 8-K filed on December 31, 2001.

10.49	Intellectual Property Transfer and License Agreement dated as of May 12, 1999 by and between Elastic Networks Inc. and Nortel Networks Inc.	Exhibit 10.3 from Elastic Networks Inc’s Registration Statement on Form S-1 (No. 333-40500) or amendments thereto.

10.50	Amendment No. 1 to Intellectual Property Transfer and License Agreement dated as of December 27, 2001 by and between Elastic Networks Inc. and Nortel Networks Inc.	Exhibit 99.8 from Elastic Networks Inc.’s Form 8-K filed on December 31, 2001.

10.51	Patent Transfer and License Agreement dated as of May 12, 1999 by and between Elastic Networks Inc. and Nortel Networks Inc.	Exhibit 10.2 from Elastic Networks Inc’s Registration Statement on Form S-1 (No. 333-40500) or amendments thereto.

10.52	Amendment No. 1 to Patent Transfer and License Agreement dated as of December 27, 2001 by and between Elastic Networks Inc. and Nortel Networks Inc.	Exhibit 99.9 from Elastic Networks Inc.’s Form 8-K filed on December 31, 2001.

Exhibit Number	Description	SEC Document Reference
10.53	Letter Agreement dated as of September 14, 2001 by and between Elastic Networks Inc. and Nortel Networks Inc.	Exhibit 10.54 from Paradyne’s Form 10-K filed on April 1, 2002.

10.54	Modification of Letter Agreement dated as of December 27, 2001 by and between Elastic Networks Inc. and Nortel Networks Inc.	Exhibit 99.10 from Elastic Networks Inc.’s Form 8-K filed on December 31, 2001.

10.55	Elastic Voting Agreement dated as of December 27, 2001 by and among Paradyne, Nortel Networks Inc. and (with respect to Sections 5 and 6 only) Elastic Networks, Inc.	Exhibit 99.2 from Paradyne’s Form 8-K filed on December 31, 2001.

10.56	Employment Agreement between Paradyne and Michael S. Ward, dated January 17, 2002.	Exhibit 10.57 from Paradyne’s Form 10-K filed on April 1, 2002.

21.1*	List of Subsidiaries of Paradyne Networks, Inc.

23.1*	Consent of PricewaterhouseCoopers LLP, Independent Certified Public Accountants.

24.1*	Power of Attorney is included on the signature pages to this report

99.1*	Statement of Chief Executive Officer of Paradyne, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

99.2*	Statement of Chief Financial Officer of Paradyne, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed with this report.

+	Confidential treatment has been granted for certain portions which have been omitted in the copy of the exhibit filed with the Securities and Exchange Commission. The omitted information has been filed separately with the Securities and Exchange Commission pursuant to the application for confidential treatment.

(b)	Reports on Form 8-K

None

(c)	Exhibits

See Item 15(a) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PARADYNE NETWORKS, INC.

By:	/s/ Sean E. Belanger
Sean E. Belanger President and Chief Executive Officer

March 20, 2003 Date

POWER OF ATTORNEY

KNOWN ALL MEN BY THESE PRESENTS that each of the undersigned officers and directors of Paradyne Networks, Inc., a Delaware corporation, for himself and not for one another, does hereby constitute and appoint Sean E. Belanger and Patrick M. Murphy and each of them, a true and lawful attorney in his name, place and stead, in any and all capacities, to sign his name to any and all amendments to this Annual Report on Form 10-K, and to cause the same (together with all Exhibits thereto) to be filed with the Securities and Exchange Commission, granting unto said attorneys and each of them full power and authority to do and perform any act and thing necessary and proper to be done in the premises, as fully to all intents and purposes as the undersigned could do if personally present, and each of the undersigned for himself hereby ratifies and confirms all that said attorneys or any one of them shall lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Sean E. Belanger Sean E. Belanger	Chairman of the Board, President, Chief Executive Officer and Director (Principal Executive Officer)	March 20, 2003 Date

/s/ Patrick M. Murphy Patrick M. Murphy	Senior Vice President, Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer and Principal Accounting Officer)	March 20, 2003 Date

/s/ Thomas E. Epley Thomas E. Epley	Director	March 20, 2003 Date

/s/ David Bonderman David Bonderman	Director	March 20, 2003 Date

/s/ Keith G. Geeslin Keith G. Geeslin	Director	March 20, 2003 Date

/s/ William R. Stensrud William R. Stensrud	Director	March 20, 2003 Date

I, Sean E. Belanger, Chairman, President and Chief Executive Officer of Paradyne Networks, Inc., certify that:

1.	I have reviewed this annual report on Form 10-K of Paradyne Networks, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statement made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of the date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 20, 2003

By:  /s/    Sean E. Belanger

Sean E. Belanger

Chairman, President and Chief

Executive Officer

I, Patrick M. Murphy, Chief Financial Officer of Paradyne Networks, Inc., certify that:

1.	I have reviewed this annual report on Form 10-K of Paradyne Networks, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statement made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of the date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 20, 2003

By: /s/    Patrick M. Murphy

       Patrick M. Murphy

       Chief Financial Officer

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Paradyne Networks, Inc.

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Paradyne Networks, Inc. and its subsidiaries (the “Company”) at December 31, 2001 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Notes 2 and 15 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, effective January 1, 2002.

PRICEWATERHOUSECOOPERS LLP

Tampa, Florida

January 28, 2003

PARADYNE NETWORKS, INC.

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Data)

	December 31,
	2001	2002
Assets
Current assets:
Cash and cash equivalents	$37,866	$47,706
Accounts receivable, less allowance for doubtful accounts of $2,950 and $2,227 respectively	15,489	13,072
Inventories	17,386	16,661
Prepaid expenses and other current assets	1,565	2,896

Total current assets	72,306	80,335
Property, plant and equipment, net	13,135	10,396
Intangible assets, net	—	6,092
Other assets	638	433

Total assets	$86,079	$97,256

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$11,239	$6,333
Current portion of capital leases	484	396
Payroll and benefit related liabilities	6,774	3,445
Other current liabilities	5,941	9,087

Total current liabilities	24,438	19,261
Long-term liabilities	444	—

Total liabilities	24,882	19,261

Commitments and contingencies (Notes 2, 3, 9, 10 and 13)

Stockholders’ equity:
Preferred stock, par value $0.001; 5,000,000 shares authorized, none issued or outstanding	—	—
Common stock, par value $.001; 80,000,000 shares authorized, 33,266,780 and 42,862,443 shares issued and outstanding as of December 31, 2001 and 2002, respectively	33	43
Additional paid-in capital	104,996	139,482
Deferred stock compensation	(337)	(1,017)
Retained earnings (deficit)	(43,373)	(60,530)
Notes receivable for common stock	(352)	(114)
Accumulated other comprehensive income	230	131

Total stockholders’ equity	61,197	77,995

Total liabilities and stockholders’ equity	$86,079	$97,256

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

PARADYNE NETWORKS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Share Data)

	Years Ended December 31,
	2000	2001	2002
Revenues:
Equipment sales	$243,715	$142,008	$105,584
Service	3,674	4,425	5,698
Royalties	293	272	982

Total revenues	247,682	146,705	112,264

Cost of sales:
Equipment	181,487	96,676	56,597
Service	1,295	1,791	1,348

Total cost of sales	182,782	98,467	57,945

Gross margin	64,900	48,238	54,319
Operating Expenses:
Research & development (includes $2,830 of purchased in-process R&D in March 2002)	40,392	25,128	27,935
Selling, general & administrative expenses	59,184	37,307	34,347
Amortization of deferred stock compensation and intangible assets	1,350	913	1,513
Impairment of intangible assets	—	5,761	6,681
Restructuring charges	1,371	3,807	3,315

Total operating expenses	102,297	72,916	73,791

Operating loss	(37,397)	(24,678)	(19,472)
Other (income) expenses
Interest, net	(2,439)	(743)	(790)
Other, net	(52)	(321)	(37)

Net loss before benefit from income taxes	(34,906)	(23,614)	(18,645)
Benefit from income taxes	(619)	—	(1,488)

Net loss	$(34,287)	$(23,614)	$(17,157)

Basic loss per common share	($1.08)	($0.72)	($0.42)

Weighted average number of common shares outstanding	31,768	32,879	40,936

Diluted loss per common share	($1.08)	($0.72)	($0.42)

Weighted average number of common shares outstanding—Basic and Diluted	31,768	32,879	40,936

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

PARADYNE NETWORKS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

(In Thousands, Except Share Data)

	Comprehensive Income (Loss)	Common Stock		Additional Paid-In Capital	Deferred Stock Compensation	Retained Earnings (Deficit)	Notes Receivable for Stock	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
		Shares	Amount
Balance, December 31, 1999	$8,400	30,835,503	$31	$93,487	$(1,365)	$14,528	$(1,274)	$277	$105,684
Proceeds from exercise of stock options and related tax benefit		1,720,624	2	10,314					10,316
Deferred stock compensation				218	(218)				—
Amortization of deferred stock compensation					398				398
Net loss	(34,287)					(34,287)			(34,287)
Notes Receivable for stock							556		556
Cumulative translation adjustment	(8)							(8)	(8)

Balance, December 31, 2000	(34,295)	32,556,127	$33	$104,019	$(1,185)	$(19,759)	$(718)	$269	$82,659

Proceeds from exercise of stock options and related tax benefit		710,653		1,487					1,487
Deferred stock compensation				(510)					(510)
Amortization of deferred stock compensation					848				848
Net loss	(23,614)					(23,614)			(23,614)
Notes Receivable for stock							366		366
Cumulative translation adjustment	(39)							(39)	(39)

Balance, December 31, 2001	(23,653)	33,266,780	$33	$104,996	$(337)	$(43,373)	$(352)	$230	$61,197

Proceeds from exercise of stock options		1,971,788	2	3,809					3,811
Tax benefit from loss carryback				725					725
Acquisition of Business for Stock		7,623,875	8	28,742					28,750
Deferred stock compensation				1,210	(1,210)				—
Amortization of deferred stock compensation					530				530
Net loss	(17,157)					(17,157)			(17,157)
Notes Receivable for stock							238		238
Cumulative translation adjustment	(99)							(99)	(99)

Balance, December 31, 2002	$(17,256)	42,862,443	$43	$139,482	$(1,017)	$(60,530)	$(114)	$131	$77,995

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

PARADYNE NETWORKS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands, except share data or as otherwise noted)

	Years Ended December 31,
	2000	2001	2002
Cash flows provided by (used in) operating activities:
Net loss	$(34,287)	$(23,614)	$(17,157)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Loss on purchase commitment	11,378	—	—
Reserve for (income from reversal of) inventory write-down	23,553	10,905	(6,179)
Loss on sale of assets	37	412	189
Increase in allowance for bad debts	(103)	(969)	(723)
Depreciation and amortization	8,633	8,039	8,167
Deferred income taxes	(617)	—	—
Purchased in process research & development		—	2,830
Impairment of intangible assets	—	5,761	6,681
(Increase) decrease in assets, net of acquisitions:
Receivables	5,095	9,250	5,328
Accounts receivable from affiliates	37	163	72
Income tax receivable	1,236	3,928	792
Restricted cash committed for inventory purposes	—	—	5,067
Inventories	(44,368)	10,337	11,798
Prepaid expenses and other current assets	(1,254)	907	(1,154)
Other long-term assets	(789)	1,223	434
Increase (decrease) in liabilities, net of acquisitions:
Accounts payable	(3,814)	(4,293)	(6,663)
Payroll and related liabilities	(1,861)	(873)	(3,869)
Other current liabilities	2,631	(2,679)	(2,832)
Other long term liabilities	—	144	(144)

Net cash provided by (used in) operating activities	(34,493)	18,641	2,637

Cash flows provided by (used in) investing activities:
Cash used to acquire net assets of business	(7,596)	(1,500)	(3,225)
Cash acquired in business acquisition			8,814
Capital expenditures	(9,218)	(1,121)	(1,785)
Proceeds from sale of property, plant and equipment	3	747	44

Net cash provided by (used in) investing activities	(16,811)	(1,874)	3,848

Cash flows provided by (used in) financing activities:
Proceeds from stock	7,647	1,855	4,062
Repayment of bank line of credit, net	(17)	—	—
Borrowings under other debt obligations	1,240	231	—
Repayment of other debt obligations	(622)	(769)	(608)

Net cash provided by (used in) financing activities	8,248	1,317	3,454

Effect of foreign exchange rate changes on cash	(8)	(39)	(99)

Net increase (decrease in cash and cash equivalents)	(43,064)	18,045	9,840
Cash and cash equivalents at beginning of year	62,885	19,821	37,866

Cash and cash equivalents at end of year	$19,821	$37,866	$47,706

Supplemental disclosures of cash flow information:
Cash received, net, for:
Interest	$(2,461)	$(753)	$(751)

Income taxes	$(62)	$(4,069)	$(1,718)

Non-cash transactions:
Contingent consideration associated with acquisition of net assets	$1,500	$—	$—
Acquisition of business for stock	$—	$—	$28,742
Stock issued for note	$(556)	$(366)	$(238)
Recoverable taxes related to stock option exercises	$3,226	$—	$—
Recoverable taxes from tax law change	$—	$—	$725

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

PARADYNE NETWORKS, INC.

Notes To Consolidated Financial Statements

(In Thousands, Except Share Data Or As Otherwise Noted)

1.    Basis of Presentation

Paradyne Networks, Inc. (the “Company”) was formed in 1996. The Company is a leading developer, manufacturer and distributor of broadband network access products for network service providers and business customers. The Company and its subsidiaries offer solutions that enable business class, service level managed, high-speed connectivity over the existing telephone network infrastructure.

Liquidity

The Company has incurred net losses in each of the three years presented in these consolidated financial statements due to the continuing slowdown in the telecommunications environment. At December 31, 2002, management believes that available cash and cash equivalents together with future cash flow from operations will be sufficient to meet the Company’s obligations as they become due in 2003.

2.    Summary of Significant Accounting Policies

The significant accounting principles and practices used in the preparation of the accompanying consolidated financial statements are summarized below:

Principles of Consolidation

The accompanying consolidated financial statements include the results of the Company and its wholly-owned subsidiaries: Paradyne Corporation; Paradyne Canada Ltd.; Paradyne International Ltd.; Paradyne Worldwide Corp.; Ark Electronic Products, Inc.; Paradyne Finance Corporation; Paradyne International Sales Ltd.; Paradyne Services, LLC and Elastic Networks Inc. The results for Elastic Networks have been included in these financial statements from the date of acquisition (March 5, 2002) through December 31, 2002. Intercompany accounts and transactions have been eliminated in consolidation.

Revenue Recognition

Revenue from equipment sales is generally recognized when the following has occurred: evidence of a sales arrangement exists; delivery has occurred or services have been rendered; our price to the buyer is fixed or determinable; and collectibility is reasonably assured. Revenue from services, which consists mainly of repair of out-of-warranty products, is recognized when the services are performed and all substantial contractual obligations have been satisfied. Amounts billed to customers in sales transactions related to shipping and handling are classified as product revenue and the related costs are included in product cost of sales. Provision is made currently for estimated product returns. Royalty revenue is recognized when the Company has completed delivery of technical specifications and performed substantially all required services under the related agreement. See discussion of product warranty below.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period presented. The most significant estimates include valuation of inventories, accounts receivable and deferred taxes, estimation of product warranty and the recoverability of long-lived assets. Actual results could differ from those estimates. Periodically, the Company reviews all significant investments and assumptions affecting financial statements and, when necessary, records the effect of any adjustments. The markets for the Company’s products are characterized by intense competition, rapid technological development and frequent new product introductions, all of which could impact the future value of the Company’s inventory and certain other assets.

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents.

Concentration of Credit Risk

The Company from time to time maintains a substantial portion of its cash and cash equivalents in money market accounts with two financial institutions. The Company invests its excess cash in debt instruments of the U.S. Treasury, governmental agencies and corporations with strong credit ratings. The Company has established guidelines relative to diversification and maturities that attempt to maintain safety and liquidity. The Company sells products to value added distributors and other customers and extends credit based on an evaluation of the customer’s financial condition, generally without requiring collateral. Exposure to losses on receivables is principally dependent on each customer’s financial condition. The Company monitors its exposure for credit losses and maintains allowances for anticipated losses. Accounts receivable from one customer was approximately 21% of net accounts receivable as of December 31, 2000. Accounts receivable from three customers were approximately 20%, 14%, and 10% of net accounts receivable at

December 31, 2001 and accounts receivables from two customers were approximately 13% and 10% of net accounts receivable at December 31, 2002. Sales to three customers were approximately 19%, 17% and 10% of total revenues for the year ended December 31, 2000 and sales to one customer were approximately 21% and 15% of total revenues for the years ended December 31, 2001 and 2002, respectively.

There were no purchases totaling 10% or more from a single vendor for the year ended December 31, 2000. Purchases from one vendor were approximately 12% and 11% of total purchases for the years ended December 31, 2001 and 2002.

The Company operates in a single business segment. International sales accounted for approximately 23%, 47% and 42% of total revenues during the years ended December 31, 2000, 2001 and 2002, respectively. Following is a summary of domestic and international revenues and long-lived assets for the years ended and as of December 31, 2000, 2001 and 2002:

	Revenues(a)
	Year Ended December 31,
Geographic Information	2000	2001	2002
United States	$190,111	$77,741	$64,887
Japan	2,414	37,222	19,043
Canada	14,493	14,200	5,991
China	4,398	7,704	7,548
Korea	25,643	24	481
Other foreign countries	10,623	9,814	14,314

Total	$247,682	$146,705	$112,264

	Long-Lived Assets
	December 31,
Geographic Information	2000	2001	2002
United States	$28,177	$13,552	$10,479
Japan	—	101	100
Canada	63	21	9
China	—	—	16
Korea	22	21	24
Other foreign countries	236	78	201

Total	$28,498	$13,773	$10,829

(a)	Revenues are attributed to countries based on location of customer.

Fair Value of Financial Instruments

The carrying value of the Company’s financial instruments, which includes cash and cash equivalents, receivables, accounts payable, accrued expenses and capital leases, approximates fair value due to the short maturities of those instruments.

Inventories

Inventories are stated at the lower of cost or market. Cost includes material, labor and manufacturing overhead. Cost is determined on a first-in, first-out basis.

Intangible Assets

Intangible assets, which consist of developed technology (including patents) and purchased customer relationships are included in other assets as of December 31, 2002 (see Note 7). The developed technology and purchased customer relationships intangibles resulted from the acquisition of 100% of the capital stock of Elastic Networks in exchange for 7,623,875 shares of our common stock (see Note 15). The amounts assigned to developed technology and purchased customer relationships, at the acquisition date, were based on an appraisal. The Company assigned $2.8 million to purchased research and development based, in part, on the appraisal and the remainder on the development cost incurred by Elastic Networks. Development of the Etherloop technology was approximately 25% completed at the acquisition date and the Bitstorm 2400 was approximately 60% complete. Neither the Etherloop nor the the Bitstorm 2400 had reached technological feasibility. The $2.8 million purchased research and development was written off during the first quarter of 2002 and reported as part of research and development. Additionally, upon the acquisition of Elastic Networks, $6.7 million was assigned to goodwill. The entire $6.7 million amount, however, was written off and recorded as impairment to goodwill in December 2002. At December 31, 2001 the Company had no intangible assets recorded on its books.

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

Expenditures for renewals and improvements that significantly add to productive capacity or extend the useful life of an asset are capitalized. Expenditures for maintenance and repairs are charged to operations when incurred. When assets are sold or retired, the cost of the asset and the related accumulated depreciation are eliminated from the accounts and any gain or loss is recognized at that time.

Stock Options

The Company applies APB Opinion No. 25 and related interpretations for accounting for stock options. Accordingly, no compensation costs at the grant dates are recorded for options granted at fair market value. Had compensation cost for the Company’s option plans been determined based on the fair value at the grant dates as prescribed by SFAS No. 123, “Accounting for Stock Based Compensation,” the Company’s net income and net income per share on a pro forma basis would have been:

	2000	2001	2002
Net income (loss);
As reported	(34,287)	(23,614)	(17,157)

Pro forma	(49,525)	(33,248)	(27,927)

Net income (loss) per share:
As reported	$(1.08)	$(0.72)	$(0.42)

Pro forma basic	$(1.56)	$(1.01)	$(0.68)

Pro forma diluted	$(1.56)	$(1.01)	$(0.68)

Impairment of Long-Lived Assets

The Company evaluates the recoverability of its long-lived assets whenever adverse events or changes in business climate indicate that the expected undiscounted future cash flows from the related asset may be less than previously anticipated. If the net book value of the related asset exceeds the undiscounted future cash flows of the asset, the carrying amount would be reduced to the present value of its expected future cash flows and an impairment loss would be recognized in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144. As of December 31, 2001 and 2002, management does not believe that an impairment reserve is required.

Research and Development Costs

Research and development costs are expensed as incurred.

Product Warranty

The Company generally provides a return to factory warranty for a period of one year (two years for years prior to 2001) from the date of sale. A current charge to income is recorded at the time of sale to reflect the amount the Company estimates will be needed to cover future warranty obligations for products sold during the year. The accrued liability for warranty costs is included in the caption “other current liabilities” in the accompanying consolidated balance sheets. The estimate of such costs is based upon historical and anticipated requirements. The following table summarizes the activity for the product warranty reserve for 2002:

Beginning balance at January 1, 2002	$1,418
Product warranty expenses incurred (in cash or in kind) in 2002	(855)
Adjustment for changes in estimates	258
Accruals for new warranties associated with the acquisition of Elastic	595

Ending balance at December 31, 2002	$1,416

Income Taxes

The Company accounts for income taxes under the provisions of SFAS No. 109, “Accounting for Income Taxes,” which requires use of the asset and liability method of accounting for deferred income taxes.

Loss Per Share

Basic loss per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the year. Diluted earnings per share assumes the exercise of stock options for which market price exceeds exercise price, less shares assumed purchased by the Company with related proceeds and associated tax benefits.

Options are not included in the 2000, 2001 and 2002 calculation of diluted loss per share due to their antidilutive effect.

Advertising expenses

The Company accounts for advertising costs as expense in the period in which they are incurred. Advertising expense for the years ended December 31, 2000, 2001 and 2002 was $7,008, $1,288 and $906, respectively.

Foreign Currency

The local currency is the functional currency of each of the foreign subsidiaries and foreign branches. Assets and liabilities of the Company’s foreign subsidiaries and foreign branches are translated using fiscal year-end exchange rates, and revenue and expenses are translated using average exchange rates prevailing during the year. The effects of translating foreign subsidiaries’ financial statements are recorded as a separate component of stockholders’ equity. In addition, included in other (income) expense are realized foreign currency losses of $370 and $310 for 2000 and 2001, respectively and a foreign exchange gain of $101 for 2002.

Reclassifications

Certain prior year amounts have been reclassified for comparative purposes. These reclassifications had no effect on net income, total assets, total liabilities or stockholders equity.

Recently Issued Financial Accounting Standards

On June 30, 2001, the Financial Accounting Standards Board (“FASB”) finalized SFAS 141, “Business Combinations” and SFAS 142 “Goodwill and Other Intangible Assets”. SFAS 141 requires all business combinations initiated after June 30, 2001, to be accounted for using the purchase method of accounting. With the adoption of SFAS 142 effective January 1, 2002, goodwill is no longer subject to amortization. Rather, goodwill will be subject to at least an annual assessment for impairment by applying a fair-value-based test. Under the new rules, an acquired intangible asset should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged, regardless of the acquirer’s intent to do so. These intangible assets will be required to be amortized over their useful lives. The Company adopted SFAS 141 and 142 as of January 1, 2002.

In July 2001, the FASB finalized SFAS 143, “Accounting for Asset Retirement Obligations”, which requires the recognition of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the carrying amount of the related long-lived asset is correspondingly increased. Over time, the liability is accreted to its present value and the related capitalized charge is depreciated over the useful life of the asset. SFAS 143 is effective for fiscal years beginning after June 15, 2002. We do not anticipate that the implementation of SFAS 143 will have any material impact to the Company’s financial statements.

In August 2001, the FASB finalized SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. SFAS 144 addresses accounting and reporting for the impairment or disposal of long-lived assets, including the disposal of a segment of business. SFAS 144 is effective for fiscal years beginning after December 15, 2001, with earlier application encouraged. The Company adopted SFAS 144 as of January 1, 2002

In June 2002, the FASB voted in favor of issuing FASB Statement No. 146, “Accounting for Exit or Disposal Activities”. SFAS No. 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the Emerging Issues Task Force has set forth in EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”. The scope of SFAS No. 146 also includes (1) costs related to terminating a contract that is not a capital lease and (2) termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS No. 146 is effective January 1, 2003. The Company will adopt SFAS 146 as of January 1, 2003. It is not anticipated that the implementation of SFAS 146 will have any material impact to the accounting for potential future termination benefits. If the Company incurs exit costs other than termination benefits as part of a future restructuring, however, the implementation of SFAS 146 will impact the timing of the recognition of such future exit costs. These exit costs will be recognized when incurred instead of when the plan is adopted by Company management.

In November 2002, the FASB issued FASB Interpretation 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others.” This interpretation clarifies the requirements of SFAS 5, “Accounting for Contingencies,” relating to guarantor’s accounting for, and disclosure of, the issuance of certain types of guarantees. This interpretation is intended to improve the comparability of financial reporting by requiring identical accounting for guarantees issued with a separately identified premium and guarantees issued without a separately identified premium. The interpretation’s provisions for initial recognition and measurement are required on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of both interim and annual periods that ended after December 15, 2002. The Company has adopted the provisions of this interpretation and it did not have a material impact on its financial position, results of operations, or cash flows.

In November 2002, the FASB reached a consensus on EITF Issue 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables” (“the Issue”). The guidance in this Issue is effective for revenue arrangements entered into for fiscal years beginning after June 15, 2003. The Issue addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. Specifically, the Issue addresses how to determine whether an arrangement involving multiple deliverables contains more than one earnings process and, if it does, how to divide the arrangement into separate units of accounting consistent with the identified earnings processes for revenue recognition purposes. The Issue also addresses how arrangement consideration should be measured and allocated to the separate units of accounting in the arrangement. The Company is currently reviewing the impact that EITF 00-21 will have on its future results of operations but upon its initial review does not believe the Issue will have a significant impact on its accounting for multiple element arrangements.

In December 2002, the FASB issued SFAS 148, “Accounting for Stock Based Compensation-Transition and Disclosure- an Amendment to SFAS 123.” SFAS 148 provides two additional transition methods for entities that adopt the SFAS 123 fair value method of accounting for stock based compensation to employees as opposed to the disclosure only adoption of SFAS 123 made by the Company upon its adoption of that standard. Further, the statement requires disclosure of comparable information for all companies regardless of whether, when, or how an entity adopts the SFAS 123 fair value based method of accounting. These disclosures are now required for interim periods in addition to the traditional annual disclosure. The amendments to SFAS 123, which provides for additional methods, are effective for periods beginning after December 15, 2002, although earlier application is permitted. The amendments to the disclosure requirements are required for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. The Company anticipates that the adoption of the additional disclosure requirements will not have a significant impact on the results of our operations, financial position or cash flows.

In January 2003, the FASB issued FASB Interpretation 46, “Consolidation of Variable Interest Entities.” This interpretation of Accounting Research Bulletin 51, “Consolidated Financial Statements,” addresses consolidation by business enterprises of variable interest entities which possess certain characteristics. The interpretation requires that if a business enterprise has a controlling financial interest in a variable interest entity, the assets, liabilities, and results of the activities of the variable interest entity must be included in the consolidated financial statements with those of the business enterprise. This interpretation applies immediately to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date. The Company does not believe it has ownership in any variable interest entities as of December 31, 2002. The Company will apply the consolidation requirement of the interpretation in future periods if it should own any interest in any variable interest entity.

3.    Accrued Business Restructuring

In 2001 and 2002, the Company recorded restructuring charges of $3,807 and $3,315, respectively. The charges in 2001 related to the Company’s plans to reduce expenses necessitated by the softening of the telecommunications equipment market, which had resulted in fewer orders for the Company’s equipment. The charges included severance payments for the termination of approximately 220 employees in addition to certain costs incurred in conjunction with the consolidation of facilities located in Redbank and Fairlawn, New Jersey and Largo, Florida. In the first quarter of 2002, the Company incurred business restructuring expenses of $1,011 as a result of the termination of approximately 44 employees or 8% of its workforce. This business restructuring primarily related to the release of certain of the Company’s employees in connection with the acquisition of Elastic Networks and represented severance payments. Additionally, included in the net assets acquired in the acquisition of Elastic Networks on March 5, 2002, the Company recorded business restructuring liabilities of $2,281 comprised of severance payments for terminating Elastic Networks employees and expected costs for the closing of facilities in Alpharetta, Georgia and Hong Kong, China. Additionally, in response to the continued downturn in the telecommunications industry, the Company recorded restructuring charges of $2,304 in December 2002. These charges include severance payments for the termination of approximately 115 employees or 20% of the Company’s workforce in addition to costs incurred to close down empty facilities in Dallas, Texas and maintain abandoned facilities in Largo, Florida.

During 2002, the Company paid $4,332 related to business restructuring. The remaining $2,373 accrued as of December 31, 2002, all of which is expected to be paid during 2003 and 2004, includes amounts related to both the Company and its acquired subsidiary, Elastic Networks. The following table summarizes the activity in the business restructuring accrual for 2001 and 2002:

	Severance Related	Abandoned Facilities and Equipment Related	Total
Beginning balance at January 1, 2001	$897	$308	$1,205
Additions to accrual in 2001 for Paradyne Networks	3,513	294	3,807
Less payments made in 2001	(4,410)	(246)	(4,656)

Beginning balance at January 1, 2002	—	356	356
Additions to accrual in 2002 for Paradyne Networks	2,462	853	3,315
Additions to accrual as part of the acquisition of Elastic Networks	1,373	1,661	3,034
Less payments made in 2002
(related to prior periods and current period restructuring)	(3,026)	(1,306)	(4,332)

Ending balance at December 31, 2002	$809	$1,564	$2,373

4.    Inventories

Inventories are summarized as follows:

	December 31,
	2001	2002
Raw materials	$13,233	$12,731
Work-in-process	2,197	1,746
Finished goods	1,956	2,184

Total	$17,386	$16,661

In June 2001, the Company recorded provisions for the write-down of inventory in the amount of $10,905. This charge was required because of the sustained downturn in the telecommunications equipment sector overall and the uncertainty of the Company’s ability to liquidate its inventory at or above its current cost basis. During 2002, the Company reversed reserves, creating $6,179 of positive margin relating to the sale of previously reserved inventory. Included in the Company’s December 31, 2002 net inventory balance are $43.9 million in reserves for inventory write-downs to net realizable value based upon management’s analysis of foreseeable demand of its inventory.

5.    Property, Plant and Equipment

Property, plant and equipment consist of the following:

	December 31,
	2001	2002
Leasehold improvements	$1,389	$1,486
Office furniture and fixtures	1,795	1,720
Machinery and equipment	36,267	38,509

	39,451	41,715
Less accumulated depreciation	(26,316)	(31,319)

	$13,135	$10,396

Depreciation expense amounted to $7,100, $7,100 and $6,700 for 2000, 2001 and 2002, respectively.

1.    Installment Receivables

Installment receivables included in “Prepaid expenses and other current assets” and in “Other assets” (long term) consist of the following:

	December 31,
	2001	2002
Future minimum installment lease receivables	$739	$113
Unearned interest	(196)	(22)

Total investment in installment receivables	543	91
Less current portion	(358)	(91)

Long-term portion	$185	$—

Installment receivables result from customer leases of products under agreements which qualify as sales-type leases and direct financing leases. Annual future receipts for 2003 expected from such leases are $113.

7.    Other Assets

Other assets consist of the following:

	December 31,
	2001	2002
Intangible asset, net of accumulated amortization of $0 and $983, respectively	$—	$6,092
Installment receivable	185	—
Security deposits	228	402
Other	225	31

	$638	$6,525

8.    Other Current Liabilities

Other current liabilities consist of the following:

	December 31,
	2001	2002
Accrued professional fees	$600	$440
Accrued advertising	320	184
Deferred income	931	1,942
Accrued product warranty	1,418	1,416
Accrued taxes	1,163	1,251
Business restructure	356	2,373
Accrued royalties	202	614
Other	951	867

	$5,941	$9,087

9.    Long-term Liabilities

Long-term liabilities consists of the following:

	December 31,
	2001	2002
Capitalized lease obligations maturing at various dates through December 2003:
Ongoing Paradyne lease obligations at interest rates ranging from 8.5% to 11.8%	$784	$300
Long-term leases acquired with the Elastic Network acquisition at interest rates ranging from 10.5% to 35.9%	—	96

	784	396
Less current portion	(484)	(396)

	300	—

Security Deposits	$144	$144
Less current portion	—	(144)

	144	—

Total Long-term liabilities	$444	$—

Remaining scheduled principal repayments of $396 on capitalized leases are due in 2003. The security deposit of $144 is refundable in 2003.

Revolving Credit Facilities

On July 16, 2001, the Company entered into an agreement (the “Credit Agreement”) with Foothill Capital Corporation, a wholly-owned subsidiary of Wells Fargo & Company, to provide a secured revolving line of credit in the amount of $17.5 million with availability subject to a borrowing base formula. At the Company’s option, the interest rate will either be the prime rate published by Wells Fargo plus .75% or the LIBOR (London Interbank Offered Rate) rate plus 2.75%. In no event will the borrowing rate be lower than 7%. The credit agreement contains financial covenants limiting the maximum amount of capital expenditures the Company can make and requiring it to meet minimum Earnings Before Interest, Taxes, Depreciation, and Amortization (“EBITDA”) targets. The Company is able to borrow up to a maximum of $17.5 million, which is collateralized by the value of its accounts receivable and its inventory. There are restrictions on the eligible amounts of both the accounts receivable and the inventory. In order to obtain this line of credit, the Company paid the lender a closing fee of $150, and pays a monthly servicing fee of $3, an unused line fee of .375% of the balance not borrowed under the line of credit each month, and the Company will be responsible for audit and appraisal fees. If the Company fails to pay amounts due under the loan when due and payable, or if it fails to perform specified terms of the credit agreement, it will be in default if it has previously borrowed under the credit agreement. In the event of default, the Company will no longer be able to borrow under the credit agreement and it would have to immediately repay any amounts owed the lender. The Company may cancel the Credit Agreement at any time, but it would have to pay a cancellation premium starting at 3% of the maximum available borrowing at the inception of the Credit Agreement, reducing as the Credit Agreement matures to 1% of the maximum borrowing during the last year of the Credit Agreement. In March 2002, Foothill Capital and the Company agreed to amend the Credit Agreement to consent to the Company’s formation of a new subsidiary, consent to the activities of this new subsidiary and consent to the Company’s acquisition of Elastic Networks. The Company, in turn, waived the provision of the Credit Agreement which limited the amount of attorney’s fees in order to allow for the fees necessary to draft this amendment. A second amendment was agreed to in October 2002, which modified the definitions of “EBITDA” and “Triggering Event” under the agreement, reducing the minimum EBITDA targets in the event a Triggering Event occurs. No borrowings have been made under the Credit Agreement as of December 31, 2002.

Capital Leases

The Company executed several long-term lease agreements for computer and other equipment. For financial reporting purposes, the leases have been classified as capital leases; accordingly, assets of approximately $1.7 million (included in machinery and equipment) and accumulated depreciation of $1.4 million have been recorded at December 31, 2002. Future minimum lease payments for assets under capital leases at December 31, 2002 are as follows:

Payable during 2003	$413

Total minimum lease payments	413
Less amount representing interest	(17)

Present value of net minimum lease payments	396
Less current portion	(396)

Long-term capital lease obligations	$—

10.    Pending Litigation

The Company is subject to legal proceedings, claims and liabilities that arise in the ordinary course of business. Due to inherent uncertainties of the litigation process and the judicial system, the Company is unable to predict the outcome of these legal proceedings. The Company has provided, however, for all loss contingencies where it believes it is probable and reasonably estimable (in accordance with SFAS No. 5) that a liability has been incurred. Following the Company’s September 28, 2000 press release regarding third quarter of 2000 results, several securities class action suits (collectively, the “Securities Actions”) against Paradyne and certain of its officers and directors, Andrew May, Paradyne’s Chief Executive Officer and President at the time, Patrick Murphy, Paradyne’s Chief Financial Officer and Senior Vice President, and Thomas Epley, Paradyne’s then Chairman of the Board (collectively, the “Defendants”), were filed in October 2000 in the United States District Court for the Middle District of Florida, Tampa Division (the “Court”). Sean E. Belanger, the Company’s current President, Chief Executive Officer and Chairman of the Board, was added as a Defendant in the litigation in April 2001. These actions were later consolidated into one case and the Court appointed Frank Gruttadauria and Larry Spitcaufsky as the lead plaintiffs and the law firms of Milberg Weiss Bershad Hynes & Lerach LLP and Barrack Rodos & Bacine as the lead counsel. The amended consolidated complaint alleges violations by the Defendants of the securities anti-fraud provisions of the federal securities laws, specifically Section 10(b) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. It further alleges that the individual Defendants are liable under Section 20(a) of the Securities Exchange Act as “control persons of Paradyne”. The plaintiffs purport to represent a class of investors during a purported class period of September 28, 1999 through September 28, 2000 and include the following stockholders: Steven Barrios, Hayes Ho, Jacob Turner, Robert Preston, Ron Walker, Jerold B. Hoffman and Amy K. Hoffman. The plaintiffs allege, in effect, that the Defendants during that time, through material misrepresentations and omissions, fraudulently or recklessly inflated the market price of the Company’s stock by allegedly erroneously reporting that the Company was performing well, that its inventories were properly stated, and that its customer base and product demand were solid. The Securities Actions seek damages in an unspecified amount for the purported class for the alleged inflated amount of the stock price during the class period. The Defendants believe the claims are without merit and intend to vigorously defend them, although they cannot predict the outcome. The Defendants filed a motion on May 25, 2001, asking the court to dismiss the complaint, with prejudice, after which the Plaintiffs filed a memorandum of law in opposition to Defendant’s dismissal motion on July 2, 2001. The Defendant’s dismissal motion was denied by the Court on April 4, 2002. By order dated October 24, 2002, the Court granted plaintiffs’ motion to certify a class, but certified that the class should begin no earlier than March 20, 2000, instead of September 28, 1999 as the plaintiffs had proposed. The certified class consists of purchasers of Paradyne stock from March 20, 2000 through September 29, 2000.

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

In July 2000, the Lemelson Medical, Educational & Research Foundation Limited Partnership (“Lemelson”) filed suit in the Federal District Court in the District of Arizona against the Company and approximately ninety other defendants. The suit alleges that all the defendants are violating more than a dozen patents owned by the third party which allegedly cover the fields of “machine vision” used extensively in pick-and-place manufacturing of circuit boards and bar code scanning. The Company purchased this equipment from vendors, who it believes may have an obligation to indemnify it in the event that the equipment infringes any third-party patents. The complaint seeks damages in an unspecified amount for the purported patent infringements. The complaint does not specify which defendants or activities allegedly violated which particular patents. The Company has responded with a Motion for More Definite Statement designed to identify the allegedly infringing activities as well as the particular patents and claims allegedly being infringed by it. Since the Company’s filing of its Motion for More Definite Statement, the entire case has been stayed in order to allow an earlier-filed case with common factual and legal issues to proceed. A trial was held in the earlier-filed case and a decision is expected to be rendered in May of 2003. The losing party in the earlier-filed case is likely to appeal. The Company cannot be sure that it will prevail in its case and any adverse outcome could require it, among other things, to pay royalties to the third party patent owner. Given the lack of specificity in the complaint, it is not currently possible to calculate the potential for, or extent of, any liability resulting from this claim. The Company also cannot be sure that it will not receive other claims alleging infringement in the future. The Company has engaged the law firm of Ganther and Fee as its legal counsel in this litigation.

Other than the legal proceedings described above, in the normal course of business, the Company is subject to proceedings, lawsuits and other claims. While these other legal matters could affect the operating results of any one quarter when resolved in future periods, it is management’s opinion that after final disposition, any monetary liability or financial impact to Paradyne, beyond that provided in the condensed unaudited consolidated balance sheet at December 31, 2002, would not be material to our annual consolidated financial statements.

11.    Income Taxes

The Company files a consolidated federal income tax return. The provision (benefit) for income taxes is as follows:

	Year Ended December 31,
	2000	2001	2002
Current:
Foreign	$(2)	$—	$—
Federal	—	—	(1,488)

	$(2)	$—	$(1,488)

Deferred:
Federal	$(531)	$—	$—
State	(86)	—	—

	$(617)	$—	$—

Income tax provision (benefit)	$(619)	$—	$(1,488)

Deferred tax assets (liabilities) are comprised of the following:

	December 31,
	2001	2002
Property, Plant and Equipment	$(1,678)	$(503)
Intangibles	1,111	352
U.S. NOL Carryforwards	5,336	29,093
Foreign NOL Carryforwards	1,267	1,739
Inventory Reserve	15,886	16,608
Other	2,594	1,822

	24,516	49,112
Valuation Allowance	(24,516)	(49,112)

Net Deferred Tax Asset	$0	$0

At December 31, 2002, the Company had U.S. net operating loss carryforwards of approximately $78.0 million, expiring beginning in 2020. The $78.0 million includes $28.8 million of net operating loss carryforwards from the March 5, 2002 tax-free reorganization with Elastic Networks. The acquisition net operating loss carryforwards will be subject to an annual limitation of $1.4 million under Section 382 of the Internal Revenue Code. Additionally, the Company recorded a valuation allowance at December 31, 2002 with respect to the deferred tax asset due to the uncertainty of its ultimate realization

At December 31, 2002, Paradyne Canada LTD had net operating loss carryforwards of approximately $1.7 million ($.8 million expiring in 2003, $.5 million expiring in 2008 and $.5 million expiring in 2009). The Company recorded a valuation allowance at December 31, 2001 and 2002 with respect to foreign operating losses due to the uncertainty of their ultimate realization.

The provision for income taxes differed from the statutory rate as follows:

	2000		2001		2002
U.S. statutory rate	$(11,868)	-34.0%	$(8,029)	-34.0%	$(6,339)	-34.0%
State taxes	(1,155)	-3.3%	(779)	-3.3%	(615)	-3.3%
R&D credit	(970)	-2.8%	(840)	-3.6%	(180)	-1.0%
Other	(500)	-1.4%	106	0.5%	116	0.6%
Impairment of goodwill	—	0.0%	—	0.0%	2,499	13.4%
Valuation allowance	13,874	39.7%	9,542	40.4%	3,032	16.3%

Provision for income taxes	$ (619)	-1.8%	$ 0	0.0%	$(1,488)	-8.0%

The Company recorded a benefit from income taxes totaling $1.5 million for the twelve months ending December 31, 2002, $.6 million of which was attributable to the reversal of an income tax liability in September 2002 resulting from the finalization of a tax audit with the IRS covering periods through the 2000 tax year. The remainder of the benefit from income taxes resulted from the Company’s ability to carry back its 2001 tax loss of $23.6 million to prior years and obtain a tax refund of $1.6 million, due to the Job Creation and Worker Assistance Act of 2002 that was enacted in March 2002. Of this refund, we recognized a $.9 million benefit from income taxes, and under tax accounting rules, recorded an additional $.7 million of tax refund to paid in capital in the balance sheet.

12.    Employee Benefits

401(k) Plan

The Company has a 401(k) plan covering substantially all of its employees. Benefits vest based on number of years of service. The Company’s policy is to match two-thirds of an employee’s contributions, up to six percent of an employee’s annual salary. Additionally, the Board of Directors may grant discretionary contributions. Contributions to the plan were approximately $2.7 million,

$1.4 million, and $1.0 million (including $.4 million of forfeitures applied in 2002) for the years ended December 31, 2000, 2001 and 2002, respectively.

Key Employee Stock Option Plan

The Key Employee Stock Option Plan (the “Key Employee Plan”) was adopted in December 1997, and covered employees holding the position of Vice President or above. Key Employee Plan participants could elect to defer a portion of their annual compensation in exchange for options to purchase shares of common or preferred stock of any publicly traded corporation, shares of the Company’s common stock or shares in certain investment funds. As of the end of 2000 all participants in the Key Employee Plan were notified that beginning in 2001 they would no longer be able to defer future compensation but would be allowed to leave existing investments in the Key Employee Plan. In early January 2001, all participants elected to withdraw their investments from the Key Employee Plan. The Key Employee Plan was officially terminated in 2001.

Stock Options

Under the 1996 Equity Incentive Plan and the 2000 Broad-Based Stock Plan (the “Plans”), the Board of Directors may reserve common shares for the purpose of granting to employees (including officers and directors) or the employees of the Company’s affiliates, options to purchase common stock. Nonstatutory stock options, rights to acquire restricted stock and stock bonuses may be granted to employees (including officers), directors of and consultants to the Company or its affiliates. Under the Plans, 20,355,618 shares have been reserved related to options available for grant to employees, directors and consultants through December 31, 2002. The options generally vest one-fourth each year, beginning on the first anniversary of the date of grant, and have a maximum contractual life of 10 years. The exercise price of options granted under the Plans is determined by the Board of Directors. The Company has granted 18,356,741 options to the Company’s employees, directors and consultants, of which 14,939,106 options are outstanding as of December 31, 2002, leaving 1,998,877 available for future issuance.

In June 1999, the Board of Directors adopted the 1999 Non-Employee Director’s Stock Option Plan (the “Directors’ Plan”) and reserved 250,000 shares under this plan to provide for the automatic grant of options to purchase shares of common stock to non-employee directors of the Company. Each non-employee director was granted an initial grant upon appointment. Annual grants of an additional 5,000 shares will be made to any of the non-employee directors, subject to attendance at regularly scheduled meetings of the Board as described in the Director’s Plan. The Company has granted 115,000 options to non-employee directors, 55,000 of which are outstanding at December 31, 2002, leaving 135,000 available for future issuance.

During 1998, the Company granted 47,950 fixed options to purchase shares of common stock with exercise prices below fair market value. As a result, $96 of compensation expense is being recognized ratably over the vesting period of the related options.

During 1998 and 1999, the Company issued options to acquire 331,750 shares of the Company’s common stock at a weighted average price of $5.27 per share, which was less than fair value by $1,829, and which is being amortized ratably over the vesting period. During 2000, the Company issued options to acquire 207,275 shares of the Company’s common stock at a weighted average price of $17 per share, which was less than fair value by $597 and which is being amortized ratably over the vesting period. During 2002, the Company issued options to acquire 705,500 shares of the Company’s common stock at a weighted average price of $2.01 per share, which was less than fair value by $1,284 and which is being amortized ratably over the vesting period. Additionally, the Company had previously issued options to employees which vested only in the event of an initial public offering (“IPO”). As a result of the July 1999 IPO, 77,922 shares of options vested. During 2000, 2001 and 2002, $398, $338 and $530, respectively, of compensation expense has been included in selling, general and administrative expenses for all vested stock options issued at less than fair market value.

A summary of the status of the Company’s stock options granted to employees, directors and consultants under the Plans as of December 31, 2000, 2001 and 2002, respectively, and changes during the years ended on these dates is presented below:

	2000		2001		2002
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	4,476,415	$10.30	13,538,063	$11.40	13,174,803	$8.87
Granted	10,619,071	11.74	3,390,565	2.03	5,823,695	2.86
Exercised	(735,615)	2.32	(57,695)	2.01	(1,455,438)	2.04
Canceled	(821,808)	18.07	(3,696,130)	11.96	(2,603,954)	6.91

Outstanding at end of year	13,538,063	11.40	13,174,803	8.87	14,939,106	7.56

Exercisable at end of year	2,372,347	6.67	5,286,280	9.61	6,867,353	9.95

Weighted-average fair value of all options		$6.09		$1.01		$1.79

The following table summarizes information about employee stock options outstanding at December 31, 2002:

	Outstanding			Exercisable
Range of Exercise Prices	Number of Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$1.00- $6.00	11,742,752	8.40	$2.65	4,673,871	$2.58
$7.50-$16.90	6,163	6.44	9.01	5,633	9.03
$17.00-$27.50	2,469,278	7.25	24.76	1,643,475	24.71
$27.60-$50.00	720,913	6.84	28.61	544,374	28.58

	14,939,106	8.14	$7.56	6,867,353	$9.95

The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes pricing model with the following weighted-average assumptions:

	2000	2001	2002
Expected term	5.0 years	5.0 years	5.0 years
Expected volatility	50.60%	50.40%	58.10%
Expected dividend yield	0.00%	0.00%	0.00%
Risk-free interest rate	5.83%	4.92%	4.26%

Employee Stock Purchase Plans

In June 1999, the Board of Directors adopted the 1999 Employee Stock Purchase Plan (the “Purchase Plan”). Employees may elect to have up to 15% of their earnings withheld. The amounts withheld are used to purchase shares of common stock, on specified dates determined by the Board of Directors, at 85% of the lower of the fair market value of the common stock at the commencement date of each offering period or the relevant purchase date. As of December 31, 2002, the Company is authorized to issue up to 3,621,309 shares of common stock to eligible employees, of which 1,336,288 remain available for future issuance. Each year, the number of shares reserved for issuance under the Purchase Plan will automatically be increased by 3.0% of the total number of shares of common stock then outstanding or, if less, by 1,000,000 shares. Under the Purchase Plan, the Company sold 985,001 shares to employees during the year ended December 31, 2000, 697,046 shares during the year ended December 31, 2001 and 506,350 shares during the year ended December 31, 2002 which had weighted-average prices of $5.56, $1.79, and $1.40 respectively. The weighted average value of the options to purchase stock during 2000, 2001 and 2002 using the Black-Scholes pricing model was $1.74, $.66 and $.51 respectively.

The fair value of each stock option granted under the Purchase Plan is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2000	2001	2002
Expected term	2.0 years	.5 years	.5 years
Expected volatility	38.50%	29.80%	35.50%
Expected dividend yield	0.00%	0.00%	0.00%
Risk-free interest rate	6.18%	4.50%	2.18%

During 1999 and 2000, various executives of the Company and a key employee issued full recourse promissory notes, totaling $1.3 million to the Company in connection with the purchase of 495,095 shares of common stock. The principal balance of the notes and the related accrued interest ranging from 4.72% to 6.65% are payable at the earlier of the termination of employment or five years from the date of the note unless otherwise stated. The notes are collateralized by the shares of common stock acquired with the notes, and those shares are held in escrow by the Company. All unvested shares purchased with the notes are subject to repurchase by the Company if the respective executive terminates employment before becoming fully vested. In July 2001, Mr. May paid to the Company the outstanding balance of $99,000 and in February 2002 Messrs. Belanger and Murphy paid to the Company the outstanding balances of $199,800, $74,925 and $37,485 (two separate notes from Mr. Murphy), respectively, plus accrued interest. Therefore, all promissory notes with our executive officers and directors and the associated interest have been paid off as December 31, 2002. The balance of the notes receivable from the key employee in connection with the purchase of common stock as of December 31, 2002 was $114, plus accrued interest.

13.    Commitments and Contingencies

Operating Leases

The Company is obligated under noncancelable operating leases for office and warehouse equipment and facilities. The leases expire at various dates through 2012. Rent expense for the years ended December 31, 2000, 2001 and 2002 approximated $3.3 million, $3.3 million and $3.5 million, respectively. Minimum required future lease payments under noncancelable operating leases are as follows:

2003	$ 5,068
2004	3,863
2005	3,709
2006	3,704
2007 and thereafter	20,287

The Company leases facilities in Largo, Florida and Red Bank, New Jersey and subleases some of this space to third parties under noncancelable operating leases. Future minimum lease payments receivables under these leasing agreements as of December 31, 2002 are as follows: 2003—$229; 2004—$72 and thereafter—$0.

Sale/Leaseback

In June 1997, the Company sold all of its land and the improvements thereon at its Largo, Florida facility at approximately net book value, and at the same time leased back two of the buildings. In April 2000, the Company extended the initial term of the lease to expire in June 2012. Under the extended lease, the initial term of the lease will be for fifteen years with no change in the timing or amount of scheduled rental payments. Annual rents will approximate $1.8 million for the first five years and $2.1 million for the remaining ten years. The Company has the option to renew the lease for two additional five-year terms on the same conditions as the current lease. The Company is responsible for paying for its proportionate share of most operating costs and taxes on the property.

Purchase commitments

The Company had noncancelable commitments to purchase inventory totaling $868 at December 31, 2002.

14.    Related Party Transactions

The Company provides operating, management, technical maintenance services and other administrative services for Paradyne Credit Corp., (“PCC”), an affiliate. Total charges to this entity were approximately $940, $621 and $361 for 2000, 2001 and 2002, respectively. This amount is recorded as a reduction of general and administrative expenses. At December 31, 2002, $33 was receivable from PCC.

The Company entered into an agreement to allow PCC to purchase equipment manufactured or sold by the Company at prices substantially equal to those received by the Company through normal selling channels. Sales to PCC under this agreement totaled $341, $0 and $0 for the years ended December 31, 2000, 2001 and 2002, respectively.

In November 1996, the Company entered into a Cooperative Development Agreement with GlobeSpan, an affiliate at that time. Under this agreement, the Company was granted an unrestricted license to use GlobeSpan’s technical information and patents. Additionally, the agreement provided for the Company to purchase GlobeSpan chip sets at prices not to exceed cost plus 15%. The Company purchased goods approximating $962 during 1998 under this agreement. Effective July 1998, the Company revised its pricing arrangement with GlobeSpan such that GlobeSpan sold products to the Company at preferential prices. In exchange, GlobeSpan agreed to pay a 1.25% royalty based on net revenues up to an aggregate amount of $1.5 million. The Company recorded $381 of royalty revenue related to the agreement during the year ended December 31, 1998. In 1999, the Company and GlobeSpan agreed to terminate the Cooperative Development Agreement (“Termination Agreement”) effective December 31, 1998. In connection with such termination agreement, GlobeSpan agreed to pay the Company an aggregate of $1.5 million. Of this amount, approximately $400 was recorded in 1998 and the remaining $1.1 million was received in 1999 and included in royalty revenue. In addition, GlobeSpan and the Company as part of the Termination Agreement affirmed that the earlier technology license provisions of the Cooperative Development Agreement were never implemented. In conjunction with the signing of the Termination Agreement, GlobeSpan and the Company also entered into a four-year Supply Agreement, which gave the Company favorable pricing and other terms in connection with the sale by GlobeSpan of products to the Company. During 2001 and 2002, the Company purchased $1.0 million and $2.0 million, respectively, from Globespan under this supply agreement and at December 31, 2002 $29 was payable to them. In addition, under the terms of the Supply Agreement, GlobeSpan is required to honor the Company’s orders for GlobeSpan’s products in quantities at least consistent with the Company’s past ordering practices and must afford the Company at least the same priority for the Company’s orders as GlobeSpan affords its other similarly situated customers. GlobeSpan also granted the Company a standard customer immunity under GlobeSpan’s intellectual property rights with respect to any of the Company’s products which incorporate GlobeSpan’s products.

15.    Acquisitions

On April 14, 2000, the Company acquired substantially all of the assets of Control Resources Corporation (“CRC”) of Fair Lawn, NJ, a wholly owned subsidiary of P-Com, Inc. The accompanying Consolidated Statements of Operations include the activities of CRC since that date. Under the terms of the agreement, the purchase price (including contingent consideration) was approximately $9,000. The Company also granted options to purchase 207,000 shares of its common stock at a discount to CRC employees for future employment services to the Company. The acquisition was accounted for under the purchase method of accounting, resulting in the recognition of approximately $7,600 in intangible assets. These intangible assets were being amortized over five years. In March and June 2001, the Company recorded impairments of all intangible assets, resulting in a charge of $5,761.

Elastic Networks and Intangible Assets

On March 5, 2002, the Company acquired 100% of the capital stock of Elastic Networks in exchange for 7,623,875 shares of the Company’s common stock. Using an average market value of $3.77 per share (the average of the closing prices during the seven trading days surrounding the December 27, 2001 announcement of the acquisition), the purchase price was approximately $28.7 million. Additionally, the Company incurred $1.4 million in acquisition costs. The acquisition has been accounted for under the purchase method of accounting, which resulted in the recognition of approximately $16.0 million in intangible assets. At the acquisition date, the major categories of assets and liabilities and their values were as follows (in millions):

Cash	$10.9
Restricted cash committed for inventory purchases	5.1
Accounts receivable	2.1
Inventories	3.0
Other assets	.5
Property, plant & equipment	1.5
Accounts payable	2.5
Payroll & benefit related	.5
Other liabilities	6.0

The amounts assigned to developed technology and purchased customer relationships at the acquisition date were based on an appraisal by an independent valuation company. The Company assigned $2.8 million to purchased in-process research and development based, in part, on the appraisal and the remainder on the development cost incurred by Elastic Networks, which was written off during the first quarter of 2002 and reported as part of research and development. The Bitstorm 2400 and Etherloop projects are the only products included in the in-process research and development. Development of the Etherloop technology was approximately 25% completed at the acquisition date and the Bitstorm 2400 was approximately 60% complete. Neither the Etherloop nor the the Bitstorm 2400 had reached technological feasibility. The amounts assigned to intangible assets, principally goodwill, was $6.7 million, all of which was written off in December 2002 as impaired. The Company performed a test for impairment under SFAS No. 142. Under this test a reporting unit is identified. It was determined that the reporting unit was the total company because the Company’s management does not have a lower level of cash flows and it does not make its business decisions based on any lower level of financial information than at the Paradyne enterprise level. Under this test the Company compares the fair value of net assets with the carrying value of net assets. If the fair value of net assets is less than the carrying value, the second step of the calculation is to allocate the fair value to the fair value of its tangible and intangible assets. If there is insufficient fair value to cover the carrying value of the goodwill, an impairment is recognized. To calculate the fair value of net assets, the Company used both a market approach and an income approach. In calculating the market approach a control premium was also estimated. Calculating the fair value of net assets required estimates of values The impairment charge will not be deductible for income tax purposes because Elastic Networks was acquired in a tax-free reorganization. The assigned values and amortization periods for developed technology and purchased customer relationships are provided in detail below (in millions):

Intangible Asset	Amortization Period	Assigned Value	Accumulated Amortization
Developed Technology (including patents)	7 years	$4.6	$0.5
Purchased Customer Relationships	4 years	$2.0	$0.4

Total amortization expense related to the above for the year ended December 31, 2002 was $.9 million. It is estimated that amortization for future years will amount to $1.2 million for each of the years 2003, 2004 and 2005, $.8 million for 2006 and $1.3 million for 2007 and thereafter.

Elastic Networks designs high-speed, broadband communications products that have the advantages of high-speed access for the in-building broadband market and can operate effectively over lower quality lines. Elastic Networks was acquired for several reasons, including: it launched Paradyne into the in-building DSL market; Elastic Networks had a strong complimentary base of independent telephone companies, including one regional bell operating company, as customers; Elastic Networks’ EtherLoop product is an important technology to Paradyne; and Elastic Networks’ cash and working capital improved the Company’s balance sheet.

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

	Years Ended December 31,
	2002	2001
Revenue	$114,613	$171,043
Net Loss	(27,993)	(80,761)
Diluted Earnings Per Share	$(0.68)	$(2.46)

Jetstream Communications

On May 20, 2002, the Company acquired certain key operating assets and all the intellectual properties from Jetstream Communications for $3.0 million. Additionally, the Company incurred $.2 million in acquisition costs. The acquisition has been accounted for under the purchase method of accounting, which resulted in the recognition of approximately $.5 million in intangible assets. The intangible assets are comprised solely of developed technology, principally patents, as no goodwill was recorded. The developed technology will be amortized over a period of 7 years. At the acquisition date the major categories of assets and their values were as follows (in millions):

Inventory	$1.9
Property, plant & equipment	.8
Intangible assets	.5

The assigned values and amortization periods for developed technology are provided in detail below:

Intangible Asset	Amortization Period	Assigned Value	Accumulated Amortization
Developed Technology (including patents)	7 years	$500	$41

Total amortization expense related to the above for the year ended December 31, 2002 was $41. It is estimated that amortization expense related to the above will amount to $71 for each of the years 2003 through 2007.

Jetstream Communications designs high-speed voice over DSL equipment using ATM and IP (Internet Protocol) technologies. Jetstream Communications was acquired for several reasons, including: Jetstream Communications was a market leader in 2001 in voice over broadband; therefore, with the acquisition of the Jetstream Communications assets, the Company quickly gained a strong market presence in one of its targeted markets; the Jetstream Communications sales team had significant relationships with a base of new customers; and the Company also acquired significant R&D talent in voice over broadband applications.

Impairment of Intangible Assets

During the fourth quarter of 2002, the Company conducted its annual impairment test of goodwill under SFAS 142. The reporting unit for this test was the total company. As a result of the test, it was determined that an impairment had been incurred for the full $6.7 million of goodwill acquired in the Elastic Networks acquisition.

In March and June 2001, the Company recorded impairments of all intangible assets resulting in a charge of $5.8 million.

Goodwill and Other Intangible Assets—Adoption of SFAS 142

The effect on net income (loss) and earnings per share of excluding goodwill amortization under SFAS 142 is as follows:

	For the Year Ended December 31,
	2000	2001	2002
Reported net income	$(34,287)	$(23,614)	$(17,157)
Add back: Goodwill amortization	670	474	—

Adjusted net income (loss)	$(33,617)	$(23,140)	$(17,157)

Basic earnings per share	$(1.08)	$(0.72)	$(0.42)
Goodwill amortization	0.02	0.02	—

Adjusted net income (loss)	$(1.06)	$(0.70)	$(0.42)

Diluted earnings per share	$(1.08)	$(0.72)	$(0.42)
Goodwill amortization	0.02	0.01	—

Adjusted net income (loss)	$(1.06)	$(0.71)	$(0.42)

16.    Summarized Quarterly Financial Data (Unaudited)

The following table presents unaudited quarterly operating results for each of the Company’s last eight fiscal quarters. This information has been prepared by the Company on a basis consistent with the Company’s audited financial statements and includes all adjustments, consisting only of normal recurring adjustments that the Company considers necessary for a fair presentation of the data.

	Three Months Ended
	March 31, 2002	June 30, 2002	September 30, 2002	December 31, 2002
Net sales	38,558	26,732	23,376	23,598
Gross profit	17,189	15,311	10,781	11,038
Income (losss) from operations	(25)	(1,126)	(5,991)	(12,330)
Net income (loss)	923	(726)	(5,120)	(12,234)
Earnings (loss) per common share—assuming dilution	0.02	(0.02)	(0.12)	(0.29)
Earnings (loss) per common share—basic	0.03	(0.02)	(0.12)	(0.29)

	Three Months Ended
	March 31, 2002	June 30, 2002	September 30, 2002	December 31, 2002
Net sales	33,107	28,215	34,237	51,146
Gross profit	13,412	1,330	14,340	19,156
Income (losss) from operations	(12,635)	(18,280)	1,269	4,968
Net income (loss)	(12,060)	(18,113)	1,511	5,048
Earnings (loss) per common share—assuming dilution	(0.37)	(0.55)	0.05	0.14
Earnings (loss) per common share—basic	(0.37)	(0.55)	0.05	0.15

There are always variances in financial results from quarter to quarter for many reasons including timing of product shipments, the mix of products sold, and the timing of expenditures. In the second quarter of 2001, the Company recorded a provision for the write-down of inventory in the amount of $10.9 million. This charge was required because of the sustained downturn in the telecommunications equipment sector overall and the uncertainty of the Company’s ability to liquidate its inventory at or above its current cost basis.

PARADYNE NETWORKS, INC.

VALUATION AND QUALIFYING ACCOUNTS

SCHEDULE II

$ 000’S

Column A	Column B	Column C			Column D		Column E
		Additions
Description	Balance at beginning of period	Charged to Cost and expenses	Charged to other accounts		Deductions		Balance at end of period
	(in thousands)
Year ended:
December 31, 2000
Allowance for Doubtful accounts	4,022	1	4,107	(1)	(4,211	)(2)	3,919
December 31, 2001
Allowance for Doubtful accounts	3,919	59	983	(1)	(2,011	)(2)	2,950
December 31, 2002
Allowance for Doubtful accounts	2,950	397	120	(1)	(1,240	)(2)	2,227

(1)	Represents amounts charged to contra revenue accounts for discounts, rebates, and billing adjustments.
(2)	Represents amounts charged to accounts receivable reserve accounts for discounts, rebates, and billing adjustments.

S-1

EXHIBIT INDEX

Exhibit Number	Description	SEC Document Reference

2.1	Asset Purchase Agreement dated as of April 5, 2000 among, Paradyne Networks, Inc. (“Paradyne”), Paradyne Corporation, P-com, Inc. and Control Resources Corporation.	Exhibit 2 from Paradyne’s Form 8-K filed on May 1, 2000.

2.2	Agreement and Plan of Merger dated as of December 27, 2001 by and among Paradyne, Phoenix Merger Sub, Inc. and Elastic Networks Inc.	Exhibit 2 from Paradyne’s Form 8-K filed on December 31, 2001.

2.3

Amendment No. 1 to Agreement and Plan of Merger dated January 4, 2002 by and among Paradyne, Phoenix Merger Sub, Inc. and Elastic Networks Inc. Registrant, Phoenix Merger Sub, Inc. and Elastic Networks Inc.

Exhibit 2.1 from Paradyne’s Form 8-K/A filed on January 8, 2002.

3.1	Amended and Restated Certificate of Incorporation, as amended.	Exhibit 3.1 from Paradyne’s Form 10-K filed on April 1, 2002.

3.2	Amended and Restated Bylaws, as amended.	Exhibit 4.2 from Paradyne’s Registration Statement on Form S-4 (No. 333-76814).

4.1	Reference is made to Exhibits 3.1 and 3.2.

4.2	Specimen Stock Certificate.	Exhibit 4.2 from Paradyne’s Registration Statement on Form S-1 (No. 333-76385) or amendments thereto.

10.1	Amended and Restated 1996 Equity Incentive Plan.	Exhibit 10.1 from Paradyne’s Registration Statement on Form S-1 (No. 333-76385) or amendments thereto.

10.2	Amendment to 1996 Equity Incentive Plan filed as Exhibit 10.1.	Exhibit 10.1 from Paradyne’s Form 10-Q filed on August 14, 2000.

10.3	Paradyne Networks, Inc. 2000 Broad-Based Stock Plan .	Exhibit 10.1 from Paradyne’s Form 10-Q filed on November 8, 2000.

10.4	Form of Stock Option Agreement pursuant to the 1996 Equity Incentive Plan.	Exhibit 10.2 from Paradyne’s Registration Statement on Form S-1 (No. 333-76385) or amendments thereto.

10.5	Amendment to Form of Stock Option Agreement with Sean E. Belanger and Patrick M. Murphy.	Exhibit 10.5 from Paradyne’s Form 10-K filed on April 2, 2001.

10.6	Form of Stock Option Agreement under the Paradyne Networks, Inc. 2000 Broad-Based Stock Plan.	Exhibit 99.2 from Paradyne’s Registration Statement on Form S-8 filed on March 20, 2001.

10.8	Form of Early Exercise Stock Purchase Agreement.	Exhibit 10.3 from Paradyne’s Registration Statement on Form S-1 (No. 333-76385) or amendments thereto.

10.9	1999 Employee Stock Purchase Plan and related offering documents.	Exhibit 99.1 from Paradyne’s Registration Statement on Form S-8 filed on April 26, 2001.

10.10	1999 Non-Employee Director’s Stock Option Plan.	Exhibit 10.5 from Paradyne’s Registration Statement on Form S-1 (No. 333-76385) or amendments thereto.

10.11	Amended and Restated Subordinated Revolving Promissory Note between Paradyne and Paradyne Partners, L.P., dated October 16, 1998.	Exhibit 10.8 from Paradyne’s Registration Statement on Form S-1 (No. 333-76385) or amendments thereto.

10.12	Lease Agreement between Paradyne and Shav Associates, dated October 8, 1996.	Exhibit 10.9 from Paradyne’s Registration Statement on Form S-1 (No. 333-76385) or amendments thereto.

10.13	Sublease Agreement between Paradyne and GlobeSpan Semiconductor, Inc. dated December 10, 1997.	Exhibit 10.10 from Paradyne’s Registration Statement on Form S-1 (No. 333-76385) or amendments thereto.

10.14	Amendment to Sublease Agreement, dated January 1, 1999.	Exhibit 10.11 from Paradyne’s Registration Statement on Form S-1 (No. 333-76385) or amendments thereto.

Exhibit Number	Description	SEC Document Reference
10.15	Mutual Release and Surrender Agreement between Paradyne and Shav Associates, dated March 20, 2001, to Lease Agreement.	Exhibit 10.17 from Paradyne’s Form 10-K filed on April 2, 2001.

10.16	Lease Agreement between Paradyne and Townsend Property Trust Lease, dated June 27, 1997.	Exhibit 10.12 from Paradyne’s Registration Statement on Form S-1 (No. 333-76385) or amendments thereto.

10.17	Amendment to Lease Agreement, dated April 5, 2000, to Lease Agreement.	Exhibit 10.19 from Paradyne’s Form 10-K filed on April 2, 2001.

10.18	Employment Agreement between Paradyne and Andrew May, dated December 3, 1996.	Exhibit 10.14 from Paradyne’s Registration Statement on Form S-1 (No. 333-76385) or amendments thereto.

10.19	Amendment to Employment Agreement between Paradyne and Andrew May, dated December 8, 2000.	Exhibit 10.22 from Paradyne’s Form 10-K filed on April 2, 2001.

10.20	Key Employee Agreement between Paradyne and Patrick Murphy, dated August 1, 1996.	Exhibit 10.15 Paradyne’s Registration Statement on Form S-1 (No. 333-76385) or amendments thereto.

10.21	Employment Agreement between Paradyne and Patrick Murphy, dated December 8, 2000.	Exhibit 10.24 from Paradyne’s Form 10-K filed on April 2, 2001.

10.22	Key Employee Agreement between Paradyne and Sean E. Belanger, dated April 30, 2000.	Exhibit 10.1 from Paradyne’s Form 10-Q filed on May 15, 2000.

10.23	Employment Agreement between Paradyne and Sean E. Belanger, dated December 8, 2000.	Exhibit 10.28 from Paradyne’s Form 10-K filed on April 2, 2001.

10.24	Change in Control Agreement between Paradyne and Sean E. Belanger.	Exhibit 10.17 from Paradyne’s Registration Statement on Form S-1 (No. 333-76385) or amendments thereto.

10.25	Promissory Note, dated March 29, 1999, Sean E. Belanger.	Exhibit 10.19 from Paradyne’s Registration Statement on Form S-1 (No. 333-76385) or amendments thereto.

10.26	Loan and Security Agreement, dated July 16, 2001 by and among Paradyne, Paradyne Corporation and Foothill Capital Corporation.	Exhibit 10.1 from Paradyne’s Form 10-Q filed on August 14, 2001.

10.27	Amendment Number One to Loan and Security Agreement dated March 14, 2002 by and among Paradyne, Paradyne Corporation and Foothill Capital Corporation, filed as Exhibit 10.26.	Exhibit 10.27 from Paradyne’s Form 10-K filed on April 1, 2002.

10.28*	Amendment Number Two to Loan and Security Agreement dated October 17, 2002 by and among Paradyne, Paradyne Corporation and Foothill Capital Corporation, filed as Exhibit 10.26.

10.29	Promissory Note, dated March 31, 1999, Andrew S. May.	Exhibit 10.26 from Paradyne’s Registration Statement on Form S-1 (No. 333-76385) or amendments thereto.

10.30	Promissory Note, dated March 31, 1999, Patrick M. Murphy.	Exhibit 10.27 from Paradyne’s Registration Statement on Form S-1 (No. 333-76385) or amendments thereto.

10.31	Promissory Note, dated April 2, 1999, Patrick M. Murphy.	Exhibit 10.28 from Paradyne’s Registration Statement on Form S-1 (No. 333-76385) or amendments thereto.

10.32	Promissory Note, dated April 14, 2000, between Paradyne Corporation and Control Resources Corporation.	Exhibit 10.2 from Paradyne’s Form 10-Q filed on May 15, 2000.

10.33	Indemnification Agreement between Paradyne and William Stensrud, dated November 6, 1996.	Exhibit 10.29 from Paradyne’s Registration Statement on Form S-1 (No. 333-76385) or amendments thereto.

10.34+	Supply Agreement between Paradyne and Lucent Technologies, Inc., dated July 31, 1996.	Exhibit 10.30 from Paradyne’s Registration Statement on Form S-1 (No. 333-76385) or amendments thereto.

Exhibit Number	Description	SEC Document Reference
10.35+	Exclusivity and Amendment Agreement between Paradyne, Lucent Technologies, Inc. and GlobeSpan Semiconductor, Inc., dated August 6, 1998.	Exhibit 10.31 from Paradyne’s Registration Statement on Form S-1 (No. 333-76385) or amendments thereto.

10.36+	Noncompetition Agreement between Paradyne, Communication Partners, L.P., Lucent Technologies, Inc. and GlobeSpan Semiconductor, Inc., dated July 31, 1996.	Exhibit 10.32 from Paradyne’s Registration Statement on Form S-1 (No. 333-76385) or amendments thereto.

10.37	Trademark and Patent Agreement between Paradyne, Lucent Technologies, Inc. and GlobeSpan Semiconductor, Inc. dated July 31, 1996.	Exhibit 10.33 from Paradyne’s Registration Statement on Form S-1 (No. 333-76385) or amendments thereto.

10.38	Tax Matters Agreement between Paradyne, Lucent Technologies, Inc., and GlobeSpan Semiconductor, Inc., dated July 31, 1996.	Exhibit 10.34 from Paradyne’s Registration Statement on Form S-1 (No. 333-76385) or amendments thereto.

10.39	Intellectual Property Agreement between Paradyne, Lucent Technologies. Inc. and GlobeSpan Semiconductor, Inc., dated July 31, 1996.	Exhibit 10.35 from Paradyne’s Registration Statement on Form S-1 (No. 333-76385) or amendments thereto.

10.40+	OEM Agreement between Paradyne and Xylan Corporation, dated March 16, 1999.	Exhibit 10.36 from Paradyne’s Registration Statement on Form S-1 (No. 333-76385) or amendments thereto.

10.41+	Distribution Agreement between Paradyne and Tech Data Corporation, dated September 21, 1993.	Exhibit 10.37 from Paradyne’s Registration Statement on Form S-1 (No. 333-76385) or amendments thereto.

10.42+	OEM Agreement between Paradyne and Premisys Communications, Inc., dated December 4, 1992.	Exhibit 10.38 from Paradyne’s Registration Statement on Form S-1 (No. 333-76385) or amendments thereto.

10.43	Network Management Partners Agreement between Paradyne and Ascend Communications, Inc., dated November 3, 1998.	Exhibit 10.39 from Paradyne’s Registration Statement on Form S-1 (No. 333-76385) or amendments thereto.

10.44+	Joint Development and Distribution Agreement between Paradyne and AG Communication Systems Corporation, dated June 10, 1998.	Exhibit 10.40 from Paradyne’s Registration Statement on Form S-1 (No. 333-76385) or amendments thereto.

10.45+	Amendment to Supply Agreement between Paradyne and Lucent Technologies, Inc., dated as of May 5, 1999.	Exhibit 10.43 from the Paradyne’s Registration Statement on Form S-1 (No. 333-76385) or amendments thereto and incorporated by reference.

10.46	Form of Indemnification Agreement between Paradyne and Messrs. Belanger, Bonderman, Epley, Geeslin, Murphy, Stensrud and Van Camp.	Exhibit 10.44 to Paradyne’s Statement on Form S-1 (No. 333-86965) or amendments thereto.

10.47	Contribution Agreement dated as of May 12, 1999 by and between Elastic Networks, Inc. and Nortel Networks Inc.	Exhibit 10.1 from Elastic Networks Inc’s Registration Statement on Form S-1 (No. 333-40500) or amendments thereto.

10.48	Amendment No. 1 to Contribution Agreement dated as of December 27, 2001 by and between Elastic Networks, Inc. and Nortel Networks Inc.	Exhibit 99.7 from Elastic Networks Inc.’s Form 8-K filed on December 31, 2001.

10.49	Intellectual Property Transfer and License Agreement dated as of May 12, 1999 by and between Elastic Networks Inc. and Nortel Networks Inc.	Exhibit 10.3 from Elastic Networks Inc’s Registration Statement on Form S-1 (No. 333-40500) or amendments thereto.

10.50	Amendment No. 1 to Intellectual Property Transfer and License Agreement dated as of December 27, 2001 by and between Elastic Networks Inc. and Nortel Networks Inc.	Exhibit 99.8 from Elastic Networks Inc.’s Form 8-K filed on December 31, 2001.

Exhibit Number	Description	SEC Document Reference
10.51	Patent Transfer and License Agreement dated as of May 12, 1999 by and between Elastic Networks Inc. and Nortel Networks Inc.	Exhibit 10.2 from Elastic Networks Inc’s Registration Statement on Form S-1 (No. 333-40500) or amendments thereto.

10.52	Amendment No. 1 to Patent Transfer and License Agreement dated as of December 27, 2001 by and between Elastic Networks Inc. and Nortel Networks Inc.	Exhibit 99.9 from Elastic Networks Inc.’s Form 8-K filed on December 31, 2001.

10.53	Letter Agreement dated as of September 14, 2001 by and between Elastic Networks Inc. and Nortel Networks Inc.	Exhibit 10.54 from Paradyne’s Form 10-K filed on April 1, 2002.

10.54	Modification of Letter Agreement dated as of December 27, 2001 by and between Elastic Networks Inc. and Nortel Networks Inc.	Exhibit 99.10 from Elastic Networks Inc.’s Form 8-K filed on December 31, 2001.

10.55	Elastic Voting Agreement dated as of December 27, 2001 by and among Paradyne, Nortel Networks Inc. and (with respect to Sections 5 and 6 only) Elastic Networks, Inc.	Exhibit 99.2 from Paradyne’s Form 8-K filed on December 31, 2001.

10.56	Employment Agreement between Paradyne and Michael S. Ward, dated January 17, 2002.	Exhibit 10.57 from Paradyne’s Form 10-K filed on April 1, 2002.

21.1*	List of Subsidiaries of Paradyne Networks, Inc.

23.1*	Consent of PricewaterhouseCoopers LLP, Independent Certified Public Accountants.

24.1*	Power of Attorney is included on the signature pages to this report

99.1*	Statement of Chief Executive Officer of Paradyne, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

99.2*	Statement of Chief Financial Officer of Paradyne, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed with this report.

+	Confidential treatment has been granted for certain portions which have been omitted in the copy of the exhibit filed with the Securities and Exchange Commission. The omitted information has been filed separately with the Securities and Exchange Commission pursuant to the application for confidential treatment.