Form 10-K/A
period 2002-12-31
PARADYNE NETWORKS INC
filed 2003-03-24
CIK 76174

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

PARADYNE NETWORKS, INC.

ANNUAL REPORT ON FORM 10-K/A

For the Fiscal Year Ended December 31, 2002

Explanatory Note

This Amendment No. 1 to our Annual Report on Form 10-K/A amends our Annual Report on Form 10-K for the fiscal year ended December 31, 2002 that was originally filed on March 20, 2003 in order to correct certain percentages in the Item 7 table relating to “Results of Operations.”

For the convenience of the reader, this Amendment No. 1 amends and restates in its entirety the entire Form 10-K, amending only those disclosures made in the Item 7 table relating to “Results of Operations.” This Amendment No. 1 continues to speak as of the date of the original Form 10-K filing, and we have not updated the disclosure contained herein to reflect any events that occurred at a later date.

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

Results of Operations

The following table summarizes our operating results as a percentage of revenues for each of the periods shown:

	Years ended December 31,
	1998	1999	2000	2001	2002
Revenues:
Equipment sales	98.2%	97.5%	98.4%	96.8%	94.0%
Service	1.1	1.2	1.5	3.0	5.1
Royalties	0.7	1.3	0.1	0.2	0.9

Total revenues	100.0	100.0	100.0	100.0	100.0

Cost of sales:
Equipment	54.3	55.1	73.3	65.9	50.4
Service	0.3	0.3	0.5	1.2	1.2

Total cost of sales	54.6	55.4	73.8	67.1	51.6

Gross margin	45.4	44.6	26.2	32.9	48.4

Operating Expenses:
Research & Development	17.7	16.1	16.3	17.1	24.9
Selling, general & administrative	28.1	24.7	23.9	25.5	30.5
Amortization of deferred stock compensation and intangible assets	0.0	0.7	0.5	0.6	1.3
Impairment of intangible assets	0.0	0.0	0.0	3.9	6.0
Restructuring charges	0.5	0.0	0.6	2.6	3.0

Total operating expenses	46.3	41.5	41.3	49.7	65.7

Operating income (loss)	(0.9)	3.1	(15.1)	(16.8)	(17.3)

Other (income) expenses
Interest	0.9	(0.2)	(1.0)	(0.5)	(0.7)
Other, net	0.6	(1.7)	0.0	(0.2)	0.0

Net income (loss) before provision for income tax	(2.4)	5.0	(14.1)	(16.1)	(16.6)

Provision (benefit) for income tax	(0.6)	1.5	(0.3)	0.0	(1.3)

Net income (loss)	(1.8)%	3.5%	(13.8)%	(16.1)%	(15.3)%

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

March 24, 2003 Date

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

Date: March 24, 2003

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

Date: March 24, 2003

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