Form 10-Q
period 2003-03-31
PARADYNE NETWORKS INC
filed 2003-05-09
CIK 76174

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

The number of shares of the registrant’s common stock outstanding at April 30, 2003, the latest practicable date, was 42,862,443.

SIGNATURES	16

CERTIFICATIONS	17

PART I. FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

PARADYNE NETWORKS, INC.
CONDENSED UNAUDITED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT PER SHARE DATA)

	MARCH 31, 2003	DECEMBER 31, 2002

ASSETS
Current assets:
Cash and cash equivalents	$46,540	$47,706
Accounts receivable less allowance for doubtful accounts of $1,959 and $2,227 at March 31, 2003 and December 31, 2002, respectively	9,033	13,072
Inventories	15,997	16,661
Prepaid expenses and other current assets	1,854	2,896

Total current assets	73,424	80,335
Property, plant and equipment, net	9,039	10,396
Intangible assets, net	5,786	6,092
Other assets	412	433

Total assets	$88,661	$97,256

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,425	$6,333
Current portion of debt	230	396
Payroll and benefit related liabilities	2,195	3,445
Other current liabilities	7,020	9,087

Total current liabilities	13,870	19,261

Total liabilities	$13,870	$19,261

Commitments and contingencies (See Note 8)
Stockholders’ equity:
Preferred stock, par value $.001; 5,000,000 shares authorized, none issued or outstanding	—	—
Common stock, par value $.001; 80,000,000 shares authorized, 42,862,443 and 42,862,443 shares issued and outstanding as of March 31, 2003 and December 31, 2002, respectively	43	43
Additional paid-in capital	139,506	139,482
Accumulated deficit	(64,018)	(60,530)
Notes receivable for common stock	(114)	(114)
Other equity adjustments	(626)	(886)

Total stockholders’ equity	74,791	77,995

Total liabilities and stockholders’ equity	$88,661	$97,256

See accompanying Notes to Condensed Unaudited Consolidated Financial Statements

PARADYNE NETWORKS, INC.
CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)

	THREE MONTHS ENDED MARCH 31,

	2003	2002

Revenues:
Sales	$17,734	$37,023
Services	1,564	1,029
Royalties	—	506

Total revenues	19,298	38,558
Total cost of sales	9,565	21,369

Gross margin	9,733	17,189
Operating expenses:
Research and development (includes $2,830 of purchased in process R&D in March 2002)	5,609	8,144
Selling, general & administrative	7,250	7,872

Amortization of intangible assets and deferred stock compensation	423	187

Business restructuring charges	—	1,011
Total operating expenses	$13,282	$17,214

Operating loss	(3,549)	(25)
Other (income) expenses:
Interest, net	(154)	(150)
Other, net	93	61

Income (loss) before provision for income taxes	(3,488)	64
Benefit for income taxes	—	(859)

Net income (loss)	$(3,488)	$923

Weighted average number of common shares outstanding
Basic	42,862	36,159
Diluted	42,862	39,696
Earnings (loss) per common share
Basic	$(0.08)	$0.03
Diluted	(0.08)	0.02
Consolidated Statements of Comprehensive Income (Loss)
Net income (loss)	(3,488)	923
Translation adjustments	143	22

Comprehensive income (loss)	$(3,345)	$945

See accompanying Notes to Condensed Unaudited Consolidated Financial Statements

PARADYNE NETWORKS, INC.
CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	THREE MONTHS ENDED MARCH 31,

	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(3,488)	$923
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Reserve for (income from reversal of) inventory	(762)	(1,236)
Loss on sale of assets	—	166
Decrease in allowance for bad debts	(268)	(30)
Depreciation and amortization	1,959	1,847
Purchased in-process research and development	—	2,830
Decrease in assets, net of effects of acquisition:
Receivables	4,307	797
Restricted cash committed for inventory purchases	—	5,067
Inventories	1,426	4,266
Other assets	1,063	8
Increase (decrease) in liabilities, net of effects of acquisition:
Accounts payable	(1,908)	(6,986)
Payroll and related liabilities	(1,250)	(4,336)
Other current liabilities	(2,067)	71

Net cash (used in) provided by operating activities	$(988)	$3,387

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Cash acquired in business acquisition, net of transaction costs	—	8,814
Capital expenditures	(181)	(472)
Proceeds from sale of property, plant and equipment	—	34

Net cash provided by (used) in investing activities	$(181)	$8,376

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Proceeds from stock transactions	25	1,352
Repayments under other debt obligations	(165)	(158)

Net cash provided by (used in) financing activities	(140)	1,194

Effect of foreign exchange rate changes on cash	143	22

Net increase (decrease) in cash and cash equivalents	(1,166)	12,979
Cash and cash equivalents at beginning of period	47,706	37,866

Cash and cash equivalents at end of period	$46,540	$50,845

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
NON-CASH TRANSACTIONS
Stock issued for notes	$—	$(238)

Recoverable taxes related to stock option exercises	$—	$725

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

The accompanying condensed unaudited consolidated financial statements include the results of the Company and its wholly-owned subsidiaries: Paradyne Corporation; Paradyne Canada Ltd.; Paradyne International Ltd.; Paradyne Worldwide Corp.; Ark Electronic Products, Inc.; Paradyne Finance Corporation; Paradyne International Sales Ltd.; Paradyne Services, LLC and Elastic Networks Inc. Elastic Networks’ results for the first quarter of 2002 have been included in these financial statements from the date of acquisition (March 5, 2002) through March 31, 2002. Intercompany accounts and transactions have been eliminated in consolidation.

The accompanying condensed unaudited consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not contain all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, such statements reflect all adjustments, consisting of only normal, recurring adjustments, necessary for a fair presentation of interim period results. These financial statements should be read in conjunction with the December 31, 2002 audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K/A as filed with the Securities and Exchange Commission on March 24, 2003.

The results of operations for the interim periods are not necessarily indicative of results to be expected for the entire year or for other future interim periods.

Liquidity

The Company has incurred net losses in each of the two years presented in these consolidated financial statements due to the continuing slowdown in the telecommunications environment. At December 31, 2002, management believes that available cash and cash equivalents together with future cash flow from operations will be sufficient to meet the Company’s obligations as they become due in 2003.

Reclassifications

Certain prior year amounts have been reclassified for comparative purposes. These reclassifications had no effect on net income (loss) or stockholders’ equity.

2.

Recently Issued Financial Accounting Standards:

In June 2002, the Financial Accounting Standards Board (“the FASB”) voted in favor of issuing FASB Statement No. 146, “Accounting for Exit or Disposal Activities”. SFAS No. 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the Emerging Issues Task Force has set forth in EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”. The scope of SFAS No. 146 also includes (1) costs related to terminating a contract that is not a capital lease and (2) termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS No. 146 was effective January 1, 2003 and was adopted by the Company on that date. It is not anticipated that the implementation of SFAS 146 will have any material impact on the accounting for potential future termination benefits, as there were no exit or disposal activities during the first quarter of 2003. If the Company incurs exit costs other than termination benefits as part of a future restructuring, however, the implementation of SFAS 146 will impact the timing of the recognition of such future exit costs. These exit costs will be recognized when incurred instead of when the plan is adopted by Company management.

In November 2002, the FASB issued FASB Interpretation 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others.” This interpretation clarifies the requirements of SFAS 5,

“Accounting for Contingencies,” relating to guarantor’s accounting for, and disclosure of, the issuance of certain types of guarantees. This interpretation is intended to improve the comparability of financial reporting by requiring identical accounting for guarantees issued with a separately identified premium and guarantees issued without a separately identified premium. The interpretation’s provisions for initial recognition and measurement are required on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of both interim and annual periods that ended after December 15, 2002. The Company has adopted the provisions of this interpretation and they did not have a material impact on its financial position, results of operations, or cash flows.

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

In December 2002, the FASB issued SFAS 148, “Accounting for Stock Based Compensation-Transition and Disclosure- an Amendment to SFAS 123.” SFAS 148 provides two additional transition methods for entities that adopt the SFAS 123 fair value method of accounting for stock based compensation to employees as opposed to the disclosure only adoption of SFAS 123 made by the Company upon its adoption of that standard. Further, the statement requires disclosure of comparable information for all companies regardless of whether, when, or how an entity adopts the SFAS 123 fair value based method of accounting. These disclosures are now required for interim periods in addition to the traditional annual disclosure. The amendments to SFAS 123, which provides for additional methods, are effective for periods beginning after December 15, 2002, although earlier application is permitted. The amendments to the disclosure requirements are required for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. The Company adopted the additional disclosure requirements and they did not have a significant impact on the results of our operations, financial position or cash flows.

In January 2003, the FASB issued FASB Interpretation 46, “Consolidation of Variable Interest Entities.” This interpretation of Accounting Research Bulletin 51, “Consolidated Financial Statements,” addresses consolidation by business enterprises of variable interest entities which possess certain characteristics. The interpretation requires that if a business enterprise has a controlling financial interest in a variable interest entity, the assets, liabilities, and results of the activities of the variable interest entity must be included in the consolidated financial statements with those of the business enterprise. This interpretation applies immediately to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date. The Company does not believe it has ownership in any variable interest entities as of March 31, 2003. The Company will apply the consolidation requirement of the interpretation in future periods if it should own any interest in any variable interest entity.

3.

Inventories:

Inventories at March 31, 2003 and December 31, 2002 are summarized as follows:

	MARCH 31, 2003	DECEMBER 31, 2002

Raw Materials	$12,034	$12,731
Work In Process	678	1,746
Finished Goods	3,285	2,184

	$15,997	$16,661

During the first quarter of 2003 and 2002, the Company reversed reserves creating $.8 million and $1.2 million of positive margin, respectively, relating to the sale of previously reserved inventory. Included in the Company’s March 31, 2003 net inventory balance are $41.2 million in reserves for inventory.

4.

Earnings Per Share:

The following table summarizes the weighted average shares outstanding for basic and diluted earnings per share for the periods presented.

	THREE MONTHS ENDED MARCH 31,

	2003	2002

Net income (loss)	$(3,488)	$923
Weighted average number of common shares outstanding
Basic	42,862	36,159
Dilutive effect of stock options	—	3,537

Diluted	42,862	39,696

Earnings (loss) per common share
Basic	$(0.08)	$0.03
Dilutive effect of stock options	—	(0.01)

Diluted	$(0.08)	$0.02

5.

Accrued Business Restructuring:

During the first three months of 2003, the Company paid $1,184 related to business restructuring. The remaining $1,189 accrued as of March 31, 2003, all of which is expected to be paid during 2003 and 2004, relates to abandoned facilities and excess equipment. The following table summarizes the activity in the business restructuring accrual for 2002 and 2003:

	Severance Related	Abandoned Facilities and Equipment Related	Total

Beginning balance at January 1, 2003	$809	$1,564	$2,373
Less payments made in quarter one 2003 (related to prior periods restructings)	$(809)	$(375)	$(1,184)

Ending balance at March 31, 2003	$—	$1,189	$1,189

6.

Pending Litigation:

The Company is subject to legal proceedings, claims and liabilities that arise in the ordinary course of business. Due to inherent uncertainties of the litigation process and the judicial system, the Company is unable to predict the outcome of these legal proceedings. The Company has provided, however, for all loss contingencies where it believes it is probable and reasonably estimable (in accordance with SFAS No. 5) that a liability has been incurred. Following the Company’s September 28, 2000 press release regarding third quarter of 2000 results, several securities class action suits (collectively, the “Securities Actions”) against Paradyne and certain of its officers and directors, Andrew May, Paradyne’s Chief Executive Officer and President at the time, Patrick Murphy, Paradyne’s Chief Financial Officer and Senior Vice President, and Thomas Epley, Paradyne’s then Chairman of the Board (collectively, the “Defendants”), were filed in October 2000 in the United States District Court for the Middle District of Florida, Tampa Division (the “Court”). Sean E. Belanger, the Company’s current President, Chief Executive Officer and Chairman of the Board, was added as a Defendant in the litigation in April 2001. These actions were later consolidated into one case and the Court appointed Frank Gruttadauria and Larry Spitcaufsky as the lead plaintiffs and the law firms of Milberg Weiss Bershad Hynes & Lerach LLP and Barrack Rodos & Bacine as the lead counsel. The amended consolidated complaint alleges violations by the Defendants of the securities anti-fraud provisions of the federal securities laws, specifically Section 10(b) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. It further alleges that the individual Defendants are liable under Section 20(a) of the Securities Exchange Act as “control persons of Paradyne”. The plaintiffs purport to represent a class of investors during a purported class period of September 28, 1999 through September 28, 2000 and allege, in effect, that the Defendants during that time, through material misrepresentations and omissions, fraudulently or recklessly inflated the market price of the Company’s stock by allegedly erroneously reporting that the Company was performing well, that its inventories were properly stated, and that its customer base and product demand were solid. The Securities Actions seek damages in an unspecified amount for the purported class for the alleged inflated amount of the stock price during the class period. The Defendants believe the claims are without merit and intend to vigorously defend them, although they cannot predict the outcome. The Defendants filed a motion on May 25, 2001, asking the court to dismiss the complaint, with prejudice, after which the Plaintiffs filed a memorandum of law in opposition to Defendant’s dismissal motion on July 2, 2001. The Defendant’s dismissal motion was denied by the Court on April 4, 2002. By order dated October 24, 2002, the Court granted plaintiffs’ motion to certify a class, but accepted defendants’ arguments that the class should begin no earlier than March 20, 2000, instead of September 28, 1999 as plaintiffs had proposed. The class certified consists of purchasers of Paradyne stock from March 20, 2000 through September 29, 2000. The Defendants believe the claims are without merit and intend to vigorously defend them, although they cannot predict the outcome. The Company has engaged the law firm of Holland and Knight, LLP as its legal counsel in this litigation.

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

In July 2000, the Lemelson Medical, Educational & Research Foundation Limited Partnership (“Lemelson”) filed suit in the Federal District Court in the District of Arizona against the Company and approximately ninety other defendants. The suit alleges that all the defendants are violating more than a dozen patents owned by the third party which allegedly cover the fields of “machine vision” used extensively in pick-and-place manufacturing of circuit boards and bar code scanning. The Company purchased this equipment from vendors, who it believes may have an obligation to indemnify it in the event that the equipment infringes any third-party patents. The complaint seeks damages in an unspecified amount for the purported patent infringements. The complaint does not specify which defendants or activities allegedly violated which particular patents. The Company has responded with a Motion for More Definite Statement designed to identify the allegedly infringing activities as well as the particular patents and claims allegedly being infringed by it. Since the Company’s filing of its Motion for More Definite Statement, the entire case has been stayed in order to allow an earlier-filed case with common factual and legal issues to proceed. The Company cannot be sure that it will prevail in this action and any adverse outcome could require it, among other things, to pay royalties to the third party patent owner. Given the lack of specificity in the complaint, it is not currently possible to calculate the potential for, or extent of, any liability resulting from this claim. The Company also cannot be sure that it will not receive other claims alleging infringement in the future. The Company has engaged the law firm of Fee and Jeffries, P. A. as its legal counsel in this litigation.

Other than the legal proceedings described above, in the normal course of business, the Company is subject to proceedings, lawsuits and other claims. While these other legal matters could affect the operating results of any one quarter when resolved in future periods, it is management’s opinion that after final disposition, any monetary liability or financial impact to Paradyne, beyond that provided in the condensed unaudited consolidated balance sheet at March 31, 2003, would not be material to our annual consolidated financial statements.

7.

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

The amounts assigned to developed technology and purchased customer relationships at the acquisition date were based on an appraisal by an independent valuation company. The Company assigned $2.8 million to purchased research and development based, in part, on the appraisal and the remainder on the development cost incurred by Elastic Networks, which was written off during the first quarter of 2002 and reported as part of research and development. The Bitstorm 2400 and Etherloop projects are the only products included in the in-process research and development. Development of the Etherloop technology was approximately 25% completed at the acquisition date and the Bitstorm 2400 was approximately 60% complete. Neither the Etherloop nor the Bitstorm 2400 had reached technological feasibility. The amounts assigned to intangible assets, principally goodwill, was $6.7 million, all of which was written off in December 2002 as impaired. The assigned values and amortization periods for developed technology and purchased customer relationships are provided in detail below (in millions):

Intangible Asset	Amortization Period	Assigned Value	Accumulated Amortization

Developed Technology (including patents)	7 years	$4.6	$0.7
Purchased Customer Relationships	4 years	$2.0	$0.5

Total amortization expense related to the above for the three months ended March 31, 2003 was $.3 million. It is estimated that amortization expense related to the above will amount to $.9 million for the remainder of 2003, $1.2 million for each of the years 2004 and 2005, $.8 million for 2006 and $1.3 million for 2007 and thereafter.

Elastic Networks designs high-speed, broadband communications products that have the advantages of high-speed access for the in-building broadband market and can operate effectively over lower quality lines. Elastic Networks was acquired for several reasons, including: Elastic Networks launched Paradyne into the in-building DSL market; Elastic Networks had a strong complimentary base of independent telephone companies, including one Regional Bell Operating Company, as customers; Elastic Networks’ EtherLoop product is an important technology to Paradyne; and Elastic Networks’ cash and working capital improved our balance sheet.

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

THREE MONTHS ENDED MARCH 31, 2002

Revenue	$40,907
Net Loss	(10,666)
Diluted Earnings Per Share	$(0.27)

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

8.

Benefit for Income Taxes:

The Job Creation and Worker Assistance Act of 2002 enacted on March 9, 2002 enabled the Company to carry back its 2001 net operating loss to 1998. After carrying the 2001 loss back to 1998, the Company recognized an income tax refund of $1.6 million during the first quarter of 2002, $.9 million of which is reflected as an income tax benefit in the Condensed Unaudited Consolidated Statement of Operations for the three months ended March 31, 2002, and $.7 million is reflected as additional paid-in capital on the Condensed Consolidated Balance Sheet at March 31, 2002.

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

The information contained in this Form 10-Q is not a complete description of our business or the risks associated with an investment in us. Readers are referred to documents filed by Paradyne with the Securities and Exchange Commission, specifically our most recent Form 10-K and other filings, which identify important risk factors that could cause actual results to differ from those contained in the forward-looking statements, including: the timing and amount of expense reduction; the uncertainty of litigation, including putative stockholder class actions; a reliance on international sales; competition in highly competitive markets; rapid technological change that could render Paradyne’s products obsolete; the uncertain acceptance of new telecommunications services based on DSL technology; substantial dependence on network service providers who may reduce or discontinue their purchase of products or services at any time; the timing and amount of, or cancellation or rescheduling of, orders of Paradyne’s products to existing and new customers; possible inability to sustain revenue growth or profitability; dependence on only a few customers for a substantial portion of Paradyne’s revenue; highly competitive markets; reliance on sales of access products to Lucent Technologies and Avaya Inc.; dependence on sole and single-source suppliers and the reliability of the raw materials supplied by them to manufacture products under customer contracts; dependence on development relationships that could threaten our ability to sell products; a long and unpredictable sales cycle; the number of DSL lines actually deployed by DSL customers as compared to forecasts; Paradyne’s ability to manufacture adequate quantities of products at forecasted costs under customer contracts; the engaging in acquisitions, such as the acquisition of Elastic Networks and an uncertain ability to successfully integrate any new operations, technologies products or personnel; the need to protect Elastic Networks’ intellectual property; and Paradyne’s ability to manufacture products in accordance with its published specifications. In addition to these risks, we are also dependent on Alcatel Microelectronics N.V.’s (now STMicroelectronics) completion of joint development and production of the Dual Mode ADSL/R chipsets, and our ability to realize any revenue from the sale thereof, or to subsequently receive licensing revenues from customers of STMicroelectronics for the use of Paradyne’s ReachDSL technology. Moreover, we have risk related to the breakout of Severe Acute Respiratory Syndrome, or SARS, in the Far East, which to date has impeded selling activity of our products in certain markets in the Far East, but has not yet impacted the flow of raw materials sourced from the Far East. If the SARS outbreak significantly worsens or spreads significantly to other parts of the Far East, the flow of certain key raw materials used in our products could be obstructed, and the selling activity of our products could be further delayed. Were either of these to occur, our revenue opportunities could be reduced.

Overview

We are a leading developer, manufacturer and distributor of broadband and narrowband network access products for network service providers, or NSPs, and business customers. We offer solutions that enable business class, service level managed, high-speed connectivity over the existing telephone network infrastructure and provide for cost-effective access speeds of up to 45 megabits per second. Our equipment has been sold to over 65% of the Fortune 500® companies. We market and sell our products worldwide to NSPs and business customers through a multi-tier distribution system that includes direct sales, strategic partner sales, NSP sales and traditional distributor or value added reseller sales. We estimate that sales to NSPs represented approximately 79% of our total revenues during the first three months of 2003. There were no customers in the current quarter with a 10% or greater concentration of total revenues; however, AT&T, Avaya, Graybar Electric Company, Serbia Telecom and Groupe Imeco were all major customers and represented approximately 19% of our total revenues for the first quarter of 2003. A loss or a significant reduction or delay in sales to any of our major customers could materially and adversely affect our business, financial condition and results of operations.

Revenue from equipment sales is recognized when the following has occurred: evidence of a sales arrangement exists; delivery has occurred or services have been rendered; our price to the buyer is fixed or determinable; and collectibility is reasonably assured. Revenue from services, which consists mainly of technical support services, is recognized when the services are performed or earned and all substantial contractual obligations have been satisfied. Amounts billed to customers in sales transactions related to shipping and handling are classified as product revenue. Provision is made currently for estimated product returns. Royalty revenue is recognized when we have completed delivery of technical specifications and performed substantially all required services under the related agreement.

Results of Operations

Three Months Ended March 31, 2003 Compared to Three Months Ended March 31, 2002

Revenues. Total revenues decreased $19.3 million, or 50%, to $19.3 million for the three months ended March 31, 2003 from $38.6 million for the same period in 2002. The decrease in total revenues is mostly attributable to a decrease in sales of broadband products to our major customers. For example, in the first quarter of 2002 we sold approximately $15.5 million of product to Broadband Technologies Corporation (Japan), or BBT, however, less than $20 thousand in sales were made to them in the first quarter of 2003. As a percentage of total revenues, equipment sales were 92% of total revenues for the three months ended March 31, 2003 and 96% for the three months ended March 31, 2002. This decrease in percentage is mostly attributable to the decreases in equipment sales.

Gross Margin. Gross margin decreased $7.5 million, or 43%, to $9.7 million for the three months ended March 31, 2003 from $17.2 million for the three months ended March 31, 2002. The decrease in gross margin was mostly attributable to the decrease in revenues. Gross margin as a percentage of total revenues increased to 50% for the three months ended March 31, 2003 from 45% in the same period in 2002. The increase in gross margin as a percentage of total revenues was principally due to a combination of our workforce reduction at the beginning of the quarter, a favorable contract settlement, and product mix.

Research and Development Expenses. Research and development expenses decreased $2.5 million, or 31%, to $5.6 million for the three months ended March 31, 2003 from $8.1 million for the same period in 2002. The decrease primarily results from $2.8 million of purchased research and development related to the acquisition of Elastic Networks recorded in the first quarter of 2002, not repeated in the current quarter, offset, in part by increases in personnel related expenses.

Selling, General and Administrative (SG&A) Expenses. SG&A expenses decreased $.6 million, or 8%, to $7.3 million for the three months ended March 31, 2003 from $7.9 million for the three months ended March 31, 2002. The decrease for the three months ended March 31, 2003 was primarily due to decreases in expenses related to personnel ($.6 million) and professional fees ($.3 million), offset, in part by increases in facilities expenses related in the Elastic Networks and Jetstream acquisitions in March 2002 and May 2002, respectively ($.3 million). Most of the reduced expenditures related to personnel are a continuation of reduced spending resulting from our business restructuring in the fourth quarter of 2002. (See “Note 5 – Business Restructuring Charges” in the Notes to Unaudited Condensed Consolidated Financial Statements in this Form

10-Q for further information.). SG&A expense as a percentage of total revenues increased to 38% for the first quarter of 2003 from 20% for the same period in 2002. This increase in percentage was primarily attributable to the significant decrease in revenue during the first quarter of 2003 from first quarter of 2002 levels.

Amortization of Intangible Assets and Deferred Stock Compensation. The amortization of intangible assets and deferred stock compensation increased by $.2 million to $.4 million for the three months ended March 31, 2003 from $.2 million for the same period in 2002. The higher amortization in the first quarter of 2003 relates to developed technology, including patents, and customer relationship intangibles that were recorded as part of the acquisition of Elastic Networks in March 2002. Amortization was lower in 2002 than in 2003 because only one month of amortization was included in the financial statements for the first quarter of 2002. It is expected that amortization of intangible assets will be approximately $.3 million per quarter for the remainder of 2003. The amortization of deferred stock compensation is related to the granting of stock options to key employees at prices deemed to be below fair market value for financial reporting purposes. For the three months ended March 31, 2003 and 2002, amortization of deferred stock compensation was $.1 million, all of which was related to SG&A.

Business Restructuring Charges. During the first quarter of 2002 we incurred business restructuring expenses of $1.0 million as a result of the termination of approximately 8% of our workforce. This business restructuring primarily related to the release of certain of our employees in connection with the acquisition of Elastic Networks and represented severance payments. There were no restructuring charges during the first quarter of 2003.

Interest and Other (Income) Expense, Net. Interest and other (income) expense, net, remained at $.1 million of income for the three months ended March 31, 2003 and 2002. Interest and other (income) expense, net, is related to interest income on short term investments, income from fees, interest on notes payable and borrowings under lines of credit and foreign exchange gains and losses.

Provision (Benefit) For Income Taxes. Benefit for income taxes was $0 for the first quarter of 2003 compared to $.9 million for the first quarter of 2002. The tax benefit in the first quarter of 2002 resulted from our ability to carry back our 2002 tax loss to prior years and obtain a tax refund of $1.6 million due to the Job Creation and Worker Assistance Act of 2002, enacted in March 2002. Of this refund, a $.9 million tax benefit was recognized by us in the first quarter of 2002 (and under tax accounting rules, an additional $.7 million of tax refund was recorded to paid on capital in the balance sheet).

Liquidity and Capital Resources

Net cash used in operations for the three months ended March 31, 2003 totaled $1.0 million. The net loss of $3.5 million was adjusted for non-cash impacting items such as depreciation, amortization, allowance for bad debts and reversal of inventory reserves resulting in an adjusted net loss of $2.6 million. Cash from operating activities was increased by a reduction in accounts receivable of $4.3 million, which was driven primarily by collections and lower revenues in the quarter. Positive cash from inventory primarily results from sales of product. Contributing to decreases to cash from operations were decreases in accounts payable in the amount of $1.9 million, payroll related liabilities of $1.3 million, and other current liabilities of $2.1 million. The reduction in accounts payable related to the payments for expenditures made in the fourth quarter of 2002 and the reduction in other liabilities reflect the payment of business restructuring charges and accrued royalties.

Cash used in investing of $.2 million reflects capital expenditures for the quarter. The low level of capital expenditures reflects the very tight controls placed on cash expenditures as a result of a slowdown in business activity. Net cash used in financing activities during the first quarter of 2003 was approximately $.1 million and primarily resulted from the payment of capital lease obligations. We had $46.5 million of cash and cash equivalents at March 31, 2003, representing a decrease of $1.2 million from $47.7 million at December 31, 2002. Working capital decreased $1.5 million from $61.1 million at December 31, 2002 to $59.6 million at March 31, 2003.

We believe that our current cash position will be sufficient to meet our working capital needs for at least the next twelve months.

Inflation

Because of the relatively low levels of inflation experienced in 2003 and 2002 to date, inflation did not have a significant effect on our results in such periods.

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

Inventories

Because of the long lead times to obtain raw materials in our industry, we must maintain sufficient quantities of inventory of our many products to meet expected demand. If actual demand is much lower than forecasted, we may not be able to dispose of our inventory at or above its cost. We write down our inventory for estimated excess and obsolete amounts to the lower of cost or market. With the significant decline in customer demand, for example, we significantly wrote down our inventory in both 2000 and 2001. In 2002 and in the first three months of 2003, we sold some of those products that had previously been written down. As a result we reversed a portion of the reserves previously established related to these products. If future demand is lower than currently estimated, additional write-downs may be required.

Legal Contingencies

We currently have several legal proceedings in process including the securities actions discussed in Part II, Item 1 –“ Legal Proceedings” of this Form 10-Q. Although we have established a liability in an amount estimating the reasonably probable future liability of these claims, we can not be sure about the outcome of these cases. If the outcome of one or more of these cases is adverse to us, it could have a materially adverse impact on our business, financial condition and results of operations.

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

Recently Issued Financial Accounting Standards

In June 2002, the Financial Accounting Standards Board (the “FASB”) voted in favor of issuing FASB Statement No. 146, “Accounting for Exit or Disposal Activities.” SFAS No. 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the Emerging Issues Task Force has set forth in EITF Issue No. 94-3,

“Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”. The scope of SFAS No. 146 also includes (1) costs related to terminating a contract that is not a capital lease and (2) termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS No. 146 was effective January 1, 2003 and was adopted by us on that date. It is not anticipated that the implementation of SFAS 146 will have any material impact on the accounting for potential future termination benefits, as there were no exit or disposal activities during the first quarter of 2003. If we incur exit costs other than termination benefits as part of a future restructuring, however, the implementation of SFAS 146 will impact the timing of the recognition of such future exit costs. These exit costs will be recognized when incurred instead of when the plan is adopted by our management.

In November 2002, the FASB issued FASB Interpretation 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others.” This interpretation clarifies the requirements of SFAS 5, “Accounting for Contingencies,” relating to guarantor’s accounting for, and disclosure of, the issuance of certain types of guarantees. This interpretation is intended to improve the comparability of financial reporting by requiring identical accounting for guarantees issued with a separately identified premium and guarantees issued without a separately identified premium. The interpretation’s provisions for initial recognition and measurement are required on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of both interim and annual periods that ended after December 15, 2002. We have adopted the provisions of this interpretation and it did not have a material impact on our financial position, results of operations, or cash flows.

In November 2002, the FASB reached a consensus on EITF Issue 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables” (“the Issue”). The guidance in this Issue is effective for revenue arrangements entered into for fiscal years beginning after June 15, 2003. The Issue addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. Specifically, the Issue addresses how to determine whether an arrangement involving multiple deliverables contains more than one earnings process and, if it does, how to divide the arrangement into separate units of accounting consistent with the identified earnings processes for revenue recognition purposes. The Issue also addresses how arrangement consideration should be measured and allocated to the separate units of accounting in the arrangement. We are currently reviewing the impact that EITF 00-21 will have on our future results of operations but upon our initial review, we do not believe the Issue will have a significant impact on our accounting for multiple element arrangements.

In December 2002, the FASB issued SFAS 148, “Accounting for Stock Based Compensation-Transition and Disclosure- an Amendment to SFAS 123.” SFAS 148 provides two additional transition methods for entities that adopt the SFAS 123 fair value method of accounting for stock based compensation to employees as opposed to the disclosure only adoption of SFAS 123 made by us upon our adoption of that standard. Further, the statement requires disclosure of comparable information for all companies regardless of whether, when, or how an entity adopts the SFAS 123 fair value based method of accounting. These disclosures are now required for interim periods in addition to the traditional annual disclosure. The amendments to SFAS 123, which provides for additional methods, are effective for periods beginning after December 15, 2002, although earlier application is permitted. The amendments to the disclosure requirements are required for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. We adopted the additional disclosure requirements and they did not have a significant impact on the results of our operations, financial position or cash flows.

In January 2003, the FASB issued FASB Interpretation 46, “Consolidation of Variable Interest Entities.” This interpretation of Accounting Research Bulletin 51, “Consolidated Financial Statements,” addresses consolidation by business enterprises of variable interest entities which possess certain characteristics. The interpretation requires that if a business enterprise has a controlling financial interest in a variable interest entity, the assets, liabilities, and results of the activities of the variable interest entity must be included in the consolidated financial statements with those of the business enterprise. This interpretation applies immediately to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date. We do not believe we have ownership in any variable interest entities as of March 31, 2003. We will apply the consolidation requirement of the interpretation in future periods if we should own any interest in any variable interest entity.

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

We do not currently have any indebtedness other than capital lease obligations of approximately $0.2 million as of March 31, 2003. If we were to borrow from our revolving line of credit facility with Foothill Capital Corporation, we would be exposed to changes in interest rates. We are also exposed to changes in interest rates from investments in some held-to- maturity securities. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes.

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

In July 2000, the Lemelson Medical, Educational & Research Foundation Limited Partnership (“Lemelson”) filed suit in the Federal District Court in the District of Arizona against Paradyne and approximately ninety other defendants. The suit alleges that all the defendants are violating more than a dozen patents owned by the third party which allegedly cover the fields of “machine vision” used extensively in pick-and-place manufacturing of circuit boards and bar code scanning. We purchase this equipment from vendors, who we believe may have an obligation to indemnify us in the event that the equipment infringes any third-party patents. The complaint seeks damages in an unspecified amount for the purported patent infringements. The complaint does not specify which defendants or activities allegedly violated which particular patents. We have responded with a Motion for More Definite Statement designed to identify the allegedly infringing activities as well as the particular patents and claims allegedly being infringed by us. Since the filing of Paradyne’s Motion for More Definite Statement, the entire case has been stayed in order to allow an earlier-filed case with common factual and legal issues to proceed. We cannot be sure that we will prevail in this action and any adverse outcome could require us, among other things, to pay royalties to the third party patent owner. Given the lack of specificity in the complaint, it is not currently possible to calculate the potential for, or extent of, any liability resulting from this claim. We also cannot be sure that we will not receive other claims alleging infringement in the future. We have engaged the law firm of Fee & Jeffries, P. A. as our legal counsel in this litigation.

Other than the legal proceedings described above, in the normal course of business, we are subject to proceedings, lawsuits and other claims. While these other legal matters could affect the operating results of any one quarter when resolved in future periods, it is management’s opinion that after final disposition, any monetary liability or financial impact to us, beyond that provided in the consolidated balance sheet at March 31, 2003, would not be material to our annual consolidated financial statements.

ITEM 2.

CHANGES IN SECURITIES AND USE OF PROCEEDS

Our registration statement on Form S-1 (Registration No. 333-76385) was declared effective on July 15, 1999 and our initial public offering commenced on July 16, 1999. We received net proceeds of approximately $61.2 million after deducting estimated underwriting discounts, commissions and offering expenses. As of March 31, 2003, we had used approximately $52.5 million of the net proceeds to repay all the outstanding indebtedness from our now-expired revolving line of credit facility with Bank of America, to pay for certain capital expenditures, to augment working capital and to fund the acquisition of CRC. We intend to use the remainder of the net proceeds for general corporate purposes, including working capital and additional capital expenditures. We continue to assess the specific uses and allocations for these remaining funds.

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

Paradyne Networks, Inc.
Date: May 9, 2003	/s/ SEAN E. BELANGER

Sean E. Belanger Chairman, President and Chief Executive Officer

Date: May 9, 2003	/s/ PATRICK M. MURPHY

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

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 9, 2003
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

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 9, 2003
	By:	/s/ PATRICK M. MURPHY

Patrick M. Murphy Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Exhibit Description
99.1	Statement of Chief Executive Officer of Paradyne Networks, Inc. Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Statement of Chief Financial Officer of Paradyne Networks, Inc. Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.