Form 10-Q
period 2003-06-30
PARADYNE NETWORKS INC
filed 2003-08-14
CIK 76174

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

The number of shares of the registrant’s common stock outstanding at August 11, 2003, the latest practicable date, was 43,350,532.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PARADYNE NETWORKS, INC.

CONDENSED UNAUDITED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE DATA)

	JUNE 30, 2003	DECEMBER 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$44,538	$47,706
Accounts receivable less allowance for doubtful accounts of $1,864 and $2,227 at June 30, 2003 and December 31, 2002, respectively	8,493	13,072
Inventories	16,952	16,661
Prepaid expenses and other current assets	1,318	2,896

Total current assets	71,301	80,335

Property, plant and equipment, net	7,884	10,396
Intangible assets, net	5,480	6,092
Other assets	344	433

Total assets	$85,009	$97,256

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,366	$6,333
Debt	130	396
Payroll and benefit related liabilities	2,463	3,445
Other current liabilities	7,494	9,087

Total current liabilities	14,453	19,261

Total liabilities	$14,453	$19,261

Stockholders’ equity:
Preferred stock, par value $.001; 5,000,000 shares authorized, none issued or outstanding	—	—
Common stock, par value $.001; 80,000,000 shares authorized, 43,265,838 and 42,862,443 shares issued and outstanding as of June 30, 2003 and December 31, 2002, respectively	43	43
Additional paid-in capital	139,974	139,482
Accumulated deficit	(68,960)	(60,530)
Notes receivable for common stock	(106)	(114)
Other equity adjustments	(395)	(886)

Total stockholders’ equity	70,556	77,995

Total liabilities and stockholders’ equity	$85,009	$97,256

See accompanying Notes to Condensed Unaudited Consolidated Financial Statements

PARADYNE NETWORKS, INC.

CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2003	2002	2003	2002
Revenues:
Sales	$16,966	$25,429	$34,700	$62,452
Services	1,749	1,112	3,313	2,141
Royalties	800	191	800	697

Total revenues	19,515	26,732	38,813	65,290
Total cost of sales	10,163	11,421	19,728	32,790

Gross margin	9,352	15,311	19,085	32,500

Operating expenses:
Research and development (includes $2,830 of purchased in-process R&D in March 2002)	5,597	6,525	11,206	14,669
Selling, general & administrative	6,695	9,484	13,945	17,356
Amortization of intangible assets and deferred stock compensation	374	428	797	615
Business restructuring charges	1,742	—	1,742	1,011

Total operating expenses	$14,408	$16,437	$27,690	$33,651

Operating loss	(5,056)	(1,126)	(8,605)	(1,151)
Other (income) expenses:
Interest, net	(162)	(263)	(316)	(413)
Other, net	48	(137)	141	(76)

Loss before provision for income taxes	(4,942)	(726)	(8,430)	(662)
Benefit for income taxes	—	—	—	(859)

Net income (loss)	$(4,942)	$(726)	$(8,430)	$197

Weighted average number of common shares outstanding
Basic	43,121	42,252	42,992	39,206
Diluted	43,121	42,252	42,992	41,824
Earnings (loss) per common share
Basic	$(0.11)	$(0.02)	$(0.20)	$0.01
Diluted	(0.11)	(0.02)	(0.20)	0.00
Consolidated Statements of Comprehensive Income (Loss)
Net income (loss)	(4,942)	(726)	(8,430)	197
Translation adjustments	162	27	305	49

Comprehensive income (loss)	$(4,780)	$(699)	$(8,125)	$246

See accompanying Notes to Condensed Unaudited Consolidated Financial Statements

PARADYNE NETWORKS, INC.

CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

	SIX MONTHS ENDED JUNE 30,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(8,430)	$197
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Income from reversal of inventory write-down	(1,494)	(2,825)
Loss on sale of assets	—	168
Decrease in allowance for bad debts	(363)	(108)
Depreciation and amortization	3,721	3,946
Purchased in-process research and development	—	2,830
Decrease in assets, net of effects of acquisition:
Receivables	4,947	3,028
Restricted cash committed for inventory purchases	—	5,067
Inventories	1,203	5,581
Other assets	1,662	106
Decrease in liabilities, net of effects of acquisition:
Accounts payable	(1,967)	(7,948)
Payroll and related liabilities	(982)	(3,359)
Other current liabilities	(1,593)	(802)

Net cash (used in) provided by operating activities	$(3,296)	$5,881

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Cash used to acquire net assets in business acquisitions	—	(3,225)
Cash acquired in business acquisition, net of transaction costs	—	8,814
Capital expenditures	(413)	(931)
Proceeds from sale of property, plant and equipment	—	34

Net cash provided by (used) in investing activities	$(413)	$4,692

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Proceeds from stock transactions	502	3,660
Repayments under other debt	(266)	(245)

Net cash provided by financing activities	236	3,415

Effect of foreign exchange rate changes on cash	305	49

Net increase (decrease) in cash and cash equivalents	(3,168)	14,037
Cash and cash equivalents at beginning of period	47,706	37,866

Cash and cash equivalents at end of period	$44,538	$51,903

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
NON-CASH TRANSACTIONS
Stock issued for notes	$—	$(238)

Recoverable taxes related to stock option exercises	$—	$725

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

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2003	2002	2003	2002
Net Income (loss), as reported	$(4,942)	$(726)	$(8,430)	$197
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(2,583)	(2,697)	(5,345)	(5,141)

Pro forma net income (loss)	$(7,525)	$(3,423)	$(13,775)	$(4,944)

Earnings per share basic as reported	$(0.11)	$(0.02)	$(0.20)	$0.01

Earnings per share diluted as reported	$(0.11)	$(0.02)	$(0.20)	$0.00

Earnings per share basic and diluted pro forma	$(0.17)	$(0.08)	$(0.32)	$(0.13)

Product Warranty

The Company generally provides a return to factory warranty for a period of one year (two years for years prior to 2001) from the date of sale. A current charge to income is recorded at the time of sale to reflect the amount the Company estimates will be needed to cover future warranty obligations for products sold during the year. The accrued liability for warranty costs is included in the caption “other current liabilities” in the accompanying consolidated balance sheets. The estimate of such costs is based upon historical and anticipated requirements. The following table summarizes the activity for the product warranty reserve for the six months ended June 30, 2003:

Beginning balance at January 1, 2003	$1,416

Product warranty expenses incurred (in cash or in kind) in 2003	(317)
Adjustment for changes in estimates	282

Ending balance at June 30, 2003	$1,381

Liquidity

The Company has incurred losses from operations in each of the two years presented in these consolidated financial statements due to the continuing slowdown in the telecommunications environment. At June 30, 2003, management believes that available cash and cash equivalents together with future cash flow from operations will be sufficient to meet the Company’s obligations as they become due for the next twelve months..

Reclassifications

Certain prior year amounts have been reclassified for comparative purposes. These reclassifications had no effect on net income (loss) or stockholders’ equity.

2. Recently Issued Financial Accounting Standards:

In June 2002, the Financial Accounting Standards Board (“the FASB”) voted in favor of issuing FASB Statement No. 146, “Accounting for Exit or Disposal Activities”. SFAS No. 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the Emerging Issues Task Force has set forth in EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The scope of SFAS No. 146 also includes (1) costs related to terminating a contract that is not a capital lease and (2) termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS No. 146 was effective January 1, 2003 and was adopted by the Company on that date. In June 2003, the Company had a business restructuring that was solely comprised of involuntary terminations, as there were no disposal or exit activities associated with the restructure. This event resulted in a charge to operations of $1,700 for severance payments and was accounted for under the terms of SFAS No. 146.

In November 2002, the FASB issued FASB Interpretation 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others.” This interpretation clarifies the requirements of SFAS 5, “Accounting for Contingencies”, relating to guarantor’s accounting for, and disclosure of, the issuance of certain types of guarantees. This interpretation is intended to improve the comparability of financial reporting by requiring identical accounting for guarantees issued with a separately identified premium and guarantees issued without a separately identified premium. The interpretation’s provisions for initial recognition and measurement are required on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of both interim and annual periods that ended after December 15, 2002. The Company has adopted the provisions of this interpretation and they did not have a material impact on its financial position, results of operations, or cash flows.

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

In December 2002, the FASB issued SFAS 148, “Accounting for Stock Based Compensation-Transition and Disclosure- an Amendment to SFAS 123.” SFAS 148 provides two additional transition methods for entities that adopt the SFAS 123 fair value method of accounting for stock based compensation to employees as opposed to the disclosure only adoption of SFAS 123 made by the Company upon its adoption of that standard. Further, the statement requires disclosure of comparable information for all companies regardless of whether, when, or how an entity adopts the SFAS 123 fair value based method of accounting. These disclosures are now required for interim periods in addition to the traditional annual disclosure. The amendments to SFAS 123, which provides for additional methods, are effective for periods beginning after December 15, 2002, although earlier application is permitted. The amendments to the disclosure requirements are required for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. The Company adopted the additional disclosure requirements, and they did not have a significant impact on the results of our operations, financial position or cash flows.

In January 2003, the FASB issued FASB Interpretation 46, “Consolidation of Variable Interest Entities.” This interpretation of Accounting Research Bulletin 51, “Consolidated Financial Statements”, addresses consolidation by business enterprises of variable interest entities which possess certain characteristics. The interpretation requires that if a business enterprise has a controlling financial interest in a variable interest entity, the assets, liabilities, and results of the activities of the variable interest entity must be included in the consolidated financial statements with those of the business enterprise. This interpretation applies immediately to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date. The Company does not believe it has ownership in any variable interest entities as of June 30, 2003. The Company will apply the consolidation requirement of the interpretation in future periods if it should own any interest deemed to be a variable interest entity.

In April 2003, the Financial Accounting Standards Board issued FAS No.149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” FAS 149 amends and clarifies the financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” FAS 149 provides increased guidance for reporting of contracts as either derivatives or hybrid instruments. FAS No. 149 is effective prospectively for contracts entered into or modified after June 30, 2003. This Statement is not expected to materially impact the Company’s consolidated financial statements.

In May 2003, the FASB issued FAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”, which requires that an issuer classify certain financial instruments as a liability or an asset. Previously, many financial instruments with characteristics of both liabilities and equity were classified as equity. Financial instruments subject to FAS 150 include financial instruments with any of the following features:

•	An unconditional redemption obligation at a specified or determinable date, or upon an event that is certain to occur;

•	An obligation to repurchase shares, or indexed to such an obligation, and may require physical share or net cash settlement;

•	An unconditional, or for new issuances conditional, obligation that may be settled by issuing a variable number of equity shares if either (a) a fixed monetary amount is known at inception, (b) the variability is indexed to something other than the fair value of the issuer’s equity shares, or (c) the variability moves inversely to changes in the fair value of the issuer’s shares.

The standard requires that all such instruments be classified as a liability, or an asset in certain circumstances, and initially measured at fair value. Forward contracts that require a fixed physical share settlement and mandatorily redeemable financial instruments must be subsequently remeasured at fair value on each reporting date. This standard is effective for all financial instruments entered into or modified after May 31, 2003, and for all other financial instruments, at the beginning of the first interim period beginning after June 15, 2003. This Statement is not expected to materially impact the Company’s consolidated financial statements.

3. Inventories:

Inventories at June 30, 2003 and December 31, 2002 are summarized as follows:

	JUNE 30, 2003	DECEMBER 31, 2002
Raw Materials	$11,760	$12,731
Work In Process	1,733	1,746
Finished Goods	3,459	2,184

	$16,952	$16,661

During the first six months of 2003 and 2002, the Company reversed reserves creating $1.5 million and $2.8 million of positive margin, respectively, relating to the sale of previously reserved inventory. Included in the Company’s June 30, 2003 net inventory balance are $38.5 million in reserves for inventory.

4. Earnings Per Share:

The following table summarizes the weighted average shares outstanding for basic and diluted earnings per share for the periods presented.

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2003	2002	2003	2002
Net Income (loss)	$(4,942)	$(726)	$(8,430)	$197
Weighted average number of common shares outstanding
Basic	43,121	42,252	42,992	39,206
Dilutive effect of stock options	—	—	—	2,618

Diluted	43,121	42,252	42,992	41,824

Earnings per common share:
Basic	$(0.11)	$(0.02)	$(0.20)	$0.01
Dilutive effect of stock options	—	—	—	(0.01)

Diluted	$(0.11)	$(0.02)	$(0.20)	$0.00

5. Accrued Business Restructuring:

During the first six months of 2003 and 2002, the Company recorded restructuring charges of $1,742 and $1,011, respectively. The charges in the first six months of 2003 related to a company-wide reduction in force in June 2003, which affected 55 employees or approximately 12% of our workforce. This action was necessary as part of the Company’s effort to align its operations and expense structure with the present telecom industry environment. The charges in the first six months of 2002 related to the termination of approximately 44 employees or 8% of the Company’s workforce. This business restructuring primarily related to the release of certain of the Company’s employees in connection with the acquisition of Elastic Networks and represented severance payments. Additionally, included in the net assets acquired in the acquisition of Elastic Networks on March 5, 2002, the Company recorded business restructuring liabilities of $2,281 comprised of severance payments for terminating Elastic Networks employees and expected costs for the closing of facilities in Alpharetta, Georgia and Hong Kong, China.

During the first six months of 2003, the Company paid $2,242 related to business restructuring. The remaining $1,873 accrued as of June 30, 2003, all of which is expected to be paid during 2003 and 2004, relates to severance, abandoned facilities and excess equipment. The following table summarizes the activity in the business restructuring accrual for 2003:

	Severance Related	Abandoned Facilities and Equipment Related	Total
Beginning balance at January 1, 2003	$809	$1,564	$2,373
Less payments made in first quarter 2003 (related to prior periods restructurings)	(809)	(375)	(1,184)

Ending balance at March 31, 2003	$—	$1,189	$1,189

Additions to accrual	1,742		1,742
Less payments made in second quarter 2003 (related to prior periods restructurings)		(238)	(238)
Less payments made relating to second quarter 2003 restructuring	(820)		(820)

Ending balance at June 30, 2003	$922	$951	$1,873

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

A second stockholder purported class action suit was filed in December 2001 in the federal court in the Southern District of New York against the Company, some of the Company’s executive officers and the former Chairman of the Board, and the underwriters of the Company’s initial public offering (collectively, the “IPO

Defendants”). That action alleges that defendants, during the period from July 15, 1999 through December 6, 2000, violated federal securities laws by allocating shares of the initial public offering to favored customers in exchange for their promise to purchase shares in the secondary market at escalating prices. The Securities Actions seek damages in an unspecified amount for the purported class for the losses suffered during the class period as a result of an alleged inflated stock price. On June 5, 2003, the IPO Defendants agreed to participate in a global settlement of this case (along with the settlement of hundreds of other similar IPO allocation cases pending in the Southern District of New York). Any settlement owed by the Company will be funded exclusively by a portion of the proceeds of the Company’s directors’ and officers’ insurance policy and will result in the dismissal of this lawsuit and release by the plaintiff shareholder class of the IPO Defendants.

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

Other than the legal proceedings described above, in the normal course of business, the Company is subject to proceedings, lawsuits and other claims. While these other legal matters could affect the operating results of any one quarter when resolved in future periods, it is management’s opinion that after final disposition, any monetary liability or financial impact to Paradyne, beyond that provided in the condensed unaudited consolidated balance sheet at June 30, 2003, would not be material to our annual consolidated financial statements.

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

Intangible Asset	Amortization Period	Assigned Value	Accumulated Amortization
Developed Technology (including patents)	7 years	$4.6	$0.9
Purchased Customer Relationships	4 years	$2.0	$0.6

Total amortization expense related to the above for the six months ended June 30, 2003 was $.6 million. It is estimated that amortization expense related to the above will amount to $.6 million for the remainder of 2003, $1.2 million for each of the years 2004 and 2005, $.8 million for 2006 and $1.3 million for 2007 and thereafter.

Elastic Networks designed high-speed, broadband communications products that have the advantages of high-speed access for the in-building broadband market and can operate effectively over lower quality lines. Elastic Networks was acquired for several reasons, including: Elastic Networks launched Paradyne into the in-building DSL market; Elastic Networks had a strong complimentary base of independent telephone companies, including one Regional Bell Operating Company, as customers; Elastic Networks’ EtherLoop product is an important technology to Paradyne; and Elastic Networks’ cash and working capital improved our balance sheet.

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

SIX MONTHS ENDED JUNE 30, 2002
Revenue	$67,639
Net Loss	(11,392)
Diluted Loss Per Share	$(0.27)

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

Jetstream designed high-speed voice over DSL equipment using ATM and IP (Internet Protocol) technologies. Jetstream was acquired for several reasons, including: Jetstream was a market leader in 2001 in voice over DSL; therefore, with the acquisition of the Jetstream assets, the Company quickly gained a strong market presence in one of its targeted markets; the Jetstream sales team had significant relationships with a large base of new customers; and the Company also acquired significant R&D talent in voice over DSL applications.

8. Benefit for Income Taxes:

The Job Creation and Worker Assistance Act of 2002 enacted on March 9, 2002 enabled the Company to carry back its 2001 net operating loss to 1998. After carrying the 2001 loss back to 1998, the Company recognized an income tax refund of $1.6 million during the first quarter of 2002, $.9 million of which is reflected as an income tax benefit in the Condensed Unaudited Consolidated Statement of Operations for the six months ended June 30, 2002, and $.7 million is reflected as additional paid-in capital on the Condensed Consolidated Balance Sheet at June 30, 2003.

9. Subsequent Event:

On July 15, 2003, the company announced that it was discontinuing its development efforts in the EtherLoop2® product and consequently, closing the development center in Alpharetta, Georgia. The Company estimates that this action will result in the recording of approximately $100 in restructure charges in the third quarter of 2003. Additionally, because of the closing of the development center, the company has begun the process of reviewing the Elastic related intangible assets for impairment. The Company expects to complete this process by the end of the third quarter of 2003.

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

The information contained in this Form 10-Q is not a complete description of our business or the risks associated with an investment in us. Readers are referred to documents filed by Paradyne with the Securities and Exchange Commission, specifically our most recent Form 10-K and other filings, which identify important risk factors that could cause actual results to differ from those contained in the forward-looking statements, including: the timing and amount of expense reduction; the uncertainty of litigation, including putative stockholder class actions; a reliance on international sales; competition in highly competitive markets; rapid technological change that could render Paradyne’s products obsolete; the uncertain acceptance of new telecommunications services based on DSL technology; substantial dependence on network service providers who may reduce or discontinue their purchase of products or services at any time; the timing and amount of, or cancellation or rescheduling of, orders of Paradyne’s products to existing and new customers; possible inability to sustain revenue growth or profitability; dependence on only a few customers for a substantial portion of Paradyne’s revenue; highly competitive markets; reliance on sales of access products to Lucent Technologies and Avaya Inc.; dependence on sole and single-source suppliers and the reliability of the raw materials supplied by them to manufacture products under customer contracts; dependence on development relationships that could threaten our ability to sell products; a long and unpredictable sales cycle; the number of DSL lines actually deployed by DSL customers as compared to forecasts; Paradyne’s ability to manufacture adequate quantities of products at forecasted costs under customer contracts; the engaging in acquisitions, such as the acquisition of Elastic Networks and an uncertain ability to successfully integrate any new operations, technologies, products or personnel; the need to protect Elastic Networks’ intellectual property; and Paradyne’s ability to manufacture products in accordance with its published specifications. In addition to these risks, we are also dependent on Alcatel Microelectronics N.V.’s (now STMicroelectronics) completion of joint development and production of the Dual Mode ADSL/R chipsets, and our ability to realize any revenue from the sale thereof, or to subsequently receive licensing revenues from customers of STMicroelectronics for the use of Paradyne’s ReachDSL technology. Moreover, we have risk related to the breakout of Severe Acute Respiratory Syndrome, or SARS, in the Far East, which to date has impeded selling activity of our products in certain markets in the Far East, but has not yet impacted the flow of raw materials sourced from the Far East. If the SARS outbreak significantly worsens or spreads significantly to other parts of the Far East, the flow of certain key raw materials used in our products could be obstructed, and the selling activity of our products could be further delayed. Were this to occur we could experience a shortage of raw materials needed to build our products, thereby reducing our revenue opportunities.

Overview

We are a leading developer, manufacturer and distributor of broadband and narrowband network access products for network service providers, or NSPs, and business customers. We offer solutions that enable business class, service level managed, high-speed connectivity over the existing telephone network infrastructure and provide for cost-effective access speeds of up to 45 megabits per second. Our equipment has been sold to over 65% of the Fortune 500® companies. We market and sell our products worldwide to NSPs and business customers through a multi-tier distribution system that includes direct sales, strategic partner sales, NSP sales and traditional distributor or value added reseller sales. We estimate that sales to NSPs represented approximately 85% of our total revenues during the first six months of 2003. There were no customers in the current quarter with a 10% or greater concentration of total revenues; however, AT&T, Avaya, Puerto Rico Telephone and Graybar Electric Company, were all major customers and represented approximately 24% of our total revenues for the second quarter of 2003. A loss or a significant reduction or delay in sales to any of our major customers could materially and adversely affect our business, financial condition and results of operations.

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

Results of Operations

Quarter and Six Months Ended June 30, 2003 Compared to Quarter and Six Months Ended June 30, 2002

Revenues. Total revenues decreased $7.2 million, or 27%, to $19.5 million for the quarter ended June 30, 2003 from $26.7 million for the same period in 2002. As a percentage of total revenues, equipment sales were 87% of total revenues for the quarter ended June 30, 2003 and 95% for the quarter ended June 30, 2002. Total revenues for the six months ended June 30, 2003 decreased $26.5 million, or 41%, to $38.8 million from $65.3 million for the first six months of 2002. These decreases were mostly attributable to significant decreases in the volume of sales of our broadband access products and smaller decreases in sales of our narrowband products to our major customers, offset in part by quarter two and year to date 2003 increases in service and royalty revenues. The overall shortfall in equipment revenues for both the three and six month periods ending June 30, 2003 is primarily attributable to the current telecom market conditions with less capital spending and longer sales cycles to close business. The royalty revenue for 2003 is comprised of $.8 million of royalties from ST Microelectronics. Equipment sales were 89% of total revenues for the six months ended June 30, 2003 and 96% for the same period in 2002.

Gross Margin. Gross margin decreased $6.0 million, or 39%, to $9.3 million for the three months ended June 30, 2003 from $15.3 million for the three months ended June 30, 2002 and decreased $13.4 million, or 41%, to $19.1 million for the six months ended June 30, 2003 from $32.5 million for the six months ended June 30, 2002. This decrease in gross margin is primarily due to a decrease in revenues in addition to lower selling prices due to competitive pressures within the telecommunications industry. Gross margin as a percentage of total revenues decreased to 48% for the three months ended June 30, 2003 from 57% in the same period of 2002. This decrease in gross margin percentage for the second quarter of 2003 is mostly attributable to a decrease in the sale of higher margin narrowband products and a decrease in the recording of positive margin generated from the reversal of reserves related to the sale of previously reserved broadband inventory. For the six months ended June 30, 2003, gross margin as a percentage of total revenues decreased to 49% from 50% in the same period of 2002.

Research and Development Expenses. Research and development expenses decreased $.9 million, or 14%, to $5.6 million for the three months ended June 30, 2003 from $6.5 million for the same period in 2002. For the six months ended June 30, 2003, research and development expenses decreased $3.5 million, or 24%, to $11.2 million compared to $14.7 million for the same period in 2002. The decrease for the three months ended June 30, 2003 resulted primarily from a $.9 million decrease in salary and wage related expenses and professional fees for contracted labor (research and development personnel decreased by 34% from June 30, 2002 mostly due to business restructurings occurring in the fourth quarter of 2002 and the second quarter of 2003), a $.3 million decrease in depreciation and engineering software purchases, offset in part by a $.3 million increase in expenditures for engineering prototype supplies. The decrease for the six months ended June 30, 2003 primarily results from $2.8 million of purchased research and development related to the acquisition of Elastic Networks recorded in the first six months of 2002, not repeated in the first six months of 2003, a $.6 million decrease in engineering software purchases and depreciation and a $.5 million decrease in salary and wage related expenses and professional fees from contracted labor, offset in part by a $.4 million increase in expenses for engineering proto type supplies. For the three months ended June 30, 2003, research and development expense as a percentage of total revenues, increased to 29% from 24% in the same period of 2002, and for the six months ended June 30, 2003, research and development expense as a percentage of total revenues increased to 29% from 22% for the same period of 2002. Both increases were primarily attributable to the decrease in total revenues.

In June 2003, as part of a company-wide reduction in force, research and development personnel were reduced by 19%. We estimate that this personnel reduction will result in research and development expense reductions of approximately $.8 million for both the third and fourth quarters of 2003. Additionally, on July 15, 2003, we announced that we were discontinuing our development efforts in the EtherLoop2® product and consequently, closing the development center in Alpharetta, Georgia. We estimate that this action will result in reductions in research and development expenses of approximately $1.1 million for the third quarter of 2003 and approximately $.8 million for the fourth quarter of 2003. As a result of the closing, approximately $.5 million of research and development equipment may become excess. We are currently in the process of determining if some of the assets can be redeployed and used in other of our operations or if some can be sold. We do not know what the final financial impact will be, however, we believe that the maximum loss would not exceed $.5 million; the net book value of the assets as of June 30, 2003.

Selling, General and Administrative (“SG&A”) Expenses. SG&A expenses decreased $2.8 million, or 29%, to $6.7 million for the three months ended June 30, 2003 from $9.5 million for the three months ended June 30, 2002 and decreased $3.4 million, or 20%, to $13.9 million for the six months ended June 30, 2003 from $17.3 million for the same period in 2002. The decreases for the three months ended June 30, 2003 were mostly attributable to a $2.0 million decrease in expenses related to personnel and travel (SG&A personnel decreased by 34% from June 30, 2002 mostly due to business restructurings occurring in the fourth quarter of 2002 and the second quarter of 2003), a $.3 million decrease in advertising expenses, the recording of $.4 million for bad debt expense in the second quarter of 2002 that was not repeated in the second quarter of 2003 and a $.1 million decrease in facilities related expenses. The decreases for the six months ended June 30, 2003 primarily result from a $2.6 million decrease in personnel and travel related expenses, a $.3 million decrease in advertising expenses and a $.5 million decrease in bad debt expense and professional fees. SG&A expense as a percentage of total revenue decreased from 35% for the three months ended June 30, 2002 to 34% for the three months ended June 30, 2003, mostly due to the large decrease in expenses, relative to the decrease in revenues. SG&A as a percentage of total revenue increased from 27% for the six months ended June 30, 2002 to 36% for the six months ended June 30, 2003, mostly due to the decrease in total revenues.

As part of the above-mentioned June 2003 company-wide reduction in force, SG&A personnel were reduced by 10%. We estimate that this personnel reduction will result in SG&A expense reductions of approximately $1.2 million for both the third and fourth quarters of 2003.

Amortization of Intangible Assets and Deferred Stock Compensation. The amortization of intangible assets and deferred stock compensation was $.4 million for both the three months ended June 30, 2003 and June 30, 2002 and increased by $.2 million to $.8 million for the six month period ended June 30, 2003 from $.6 million for the same period in 2002. The higher amortization in the first six months of 2003 relates to developed technology, including patents, and customer relationship intangibles that were recorded as part of the acquisition of Elastic Networks in March 2002 and developed technology, including patents that were part of the acquisition of certain key operating assets and all the intellectual properties from Jetstream Communications in May of 2002. Amortization was lower in 2002 than in 2003 because of the timing of the acquisitions. It is expected that amortization of intangible assets will be approximately $.3 million per quarter for the remainder of 2003. Because of the closing of the development center in Alpharetta, Georgia, we have begun the process of reviewing the Elastic related intangible assets for impairment. We expect to complete this process by the end of the third quarter of 2003. The amortization of deferred stock compensation is related to the granting of stock options to key employees at prices deemed to be below fair market value for financial reporting purposes. For the three months ended June 30, 2003 and 2002, amortization of deferred stock compensation was $.1 million. For the six months ended June 30, 2003 and 2002, amortization was $.2 million. All amortization expense was recorded in SG&A.

Business Restructuring Charges. During the second quarter of 2003 we incurred expenses of $1.7 million related to a company-wide reduction in force, which affected 55 employees or approximately 12% of our workforce. This action was necessary as part of our effort to align our operations and expense structure with the present telecom industry environment. Because of this action, we expect savings in the form of lower operating expenses of approximately $2.1 million over the remainder of the year. During the first quarter of 2002 we incurred business restructuring expenses of $1.0 million as a result of the termination of approximately 44 people representing 8% of our workforce at that time. This business restructuring primarily related to the release of certain of our employees in connection with the acquisition of Elastic Networks and represented severance payments.

Interest and Other (Income) Expense, Net. Interest and other (income) expense, net, decreased by $.3 million to $.1 million of income for the three months ended June 30, 2003, from $.4 million of income for the same period in 2002 and decreased $.3 million to $.2 million of income for the six months ended June 30, 2003, from $.5 million of income for the same period in 2002. Interest and other (income) expense, net, is related to interest income on short term investments, income from fees, interest on notes payable and borrowings under lines of credit and foreign exchange gains and losses. The decreases for both the three and six months ended June 30, 2003 result from an increase in foreign exchanges losses and a decrease in interest income from short term investments.

Provision (Benefit) For Income Taxes. Provision (benefit) for income taxes was $0 for the three months ended June 30, 2003 and 2002. Benefit for income taxes was $0 for the first six months of 2003 compared to $.9 million for the same period in 2002 The tax benefit in the first six months of 2002 resulted from our ability to carry back our 2002 tax loss to prior years and obtain a tax refund of $1.6 million due to the Job Creation and Worker Assistance Act of 2002, enacted in March 2002. Of this refund, a $.9 million tax benefit was recognized by us in the first quarter of 2002 (and under tax accounting rules, an additional $.7 million of tax refund was recorded to paid on capital in the balance sheet).

Liquidity and Capital Resources

Net cash used in operations for the six months ended June 30, 2003 totaled $3.3 million. The net loss of $8.4 million was adjusted for non-cash impacting items such as depreciation, amortization, allowance for bad debts and reversal of inventory reserves resulting in an adjusted net loss of $6.6 million. Cash from operating activities was increased by a reduction in accounts receivable of $4.9 million, which was driven primarily by good collection activity and lower revenues. Positive cash from decreases in other assets primarily resulted from lower prepaid expenses. Contributing to decreases to cash from operations were decreases in accounts payable in the amount of $2.0 million, payroll related liabilities of $1.0 million, and other current liabilities of $1.6 million. The reduction in accounts payable is related to lower transaction activity in the second quarter of 2003 than in the fourth quarter of 2002. The reduction in payroll related liabilities is related to a change from the payment of annual incentive bonuses in 2002 to the payment of quarterly incentive bonuses in 2003 and to reduced personnel in 2003 due to staff reductions. The reduction in other current liabilities reflects the payment of business restructuring charges and accrued royalties.

Cash used in investing of $.4 million reflects capital expenditures for the first half of the year. The low level of capital expenditures reflects the tight controls placed on cash expenditures as a result of a slowdown in business activity. Net cash provided by financing activities during the first half of 2003 was approximately $.2 million and primarily resulted from the proceeds from stock less payment of capital lease obligations. We had $44.5 million of cash and cash equivalents at June 30, 2003, representing a decrease of $3.2 million from $47.7 million at December 31, 2002. Working capital decreased $4.3 million from $61.1 million at December 31, 2002 to $56.8 million at June 30, 2003.

We believe that our current cash position will be sufficient to meet our working capital needs for at least the next twelve months.

Inflation

Because of the relatively low levels of inflation experienced in 2002 and 2003 to date, inflation did not have a significant effect on our results in such periods.

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

Inventories

Because of the long lead times to obtain raw materials in our industry, we must maintain sufficient quantities of inventory of our many products to meet expected demand. If actual demand is much lower than forecasted, we may not be able to dispose of our inventory at or above its cost. We write down our inventory for estimated excess and obsolete amounts to the lower of cost or market. With the significant decline in customer demand, for example, we significantly wrote down our inventory in both 2000 and 2001. In 2002 and in the first six months of 2003, we sold some of those products that had previously been written down. As a result we reversed a portion of the reserves previously established related to these products. If future demand is lower than currently estimated, additional write-downs may be required.

Business Restructuring

Through the end of 2002, we recorded restructuring charges following the principles of SEC Staff Accounting Bulletin No. 100, “Restructuring and Impairment Charges,” and of Emerging Issues Task Force (EITF) 94-3. Under EITF 94-3 and SAB 100, we were able to accrue restructuring costs in a period provided: (1) management commits to a plan of termination prior to the date of the financial statements and establishes the benefit employees will receive, (2) the benefit arrangement is communicated to employees prior to the date of the financial statements, (3) the plan of termination specifically identifies the number and job classifications of employees to be terminated, and (4) the plan of termination will be completed in a reasonably short period of time such that significant changes are unlikely. Following these criteria we estimated the cost to be incurred in implementing our fourth quarter business restructuring.

However, for periods beginning after December 31, 2002 when FAS 146 became effective, the accounting for restructuring is governed by newly adopted SFAS 146. The major business restructuring liabilities we have incurred over the past few years have been for termination benefits. Since we have a written benefit plan with defined termination benefits based on years of service, the accounting for termination benefits will be similar under FAS 146 and SFAS 112, “Employers’ Accounting for Post Employment Benefits,” as it was under EITF 94-3. Other business restructuring liabilities, however, will be expensed as incurred under SFAS 146, and not when a plan is adopted as it was under EITF 94-3.

Legal Contingencies

We currently have several legal proceedings in process including the securities actions discussed in Part II, Item 1 – “Legal Proceedings” of this Form 10-Q. Although we have established a liability in an amount estimating the reasonably probable future liability of these claims, we can not be sure about the outcome of these cases. If the outcome of one or more of these cases is adverse to us, it could have a materially adverse impact on our business, financial condition and results of operations.

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

Recently Issued Financial Accounting Standards

In June 2002, the Financial Accounting Standards Board (the “FASB”) voted in favor of issuing FASB Statement No. 146, “Accounting for Exit or Disposal Activities.” SFAS No. 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the Emerging Issues Task Force has set forth in EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”. The scope of SFAS No. 146 also includes (1) costs related to terminating a contract that is not a capital lease and (2) termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS No. 146 was effective January 1, 2003 and was adopted by us on that date. The implementation of SFAS 146 did not have any material impact on the accounting for potential future termination benefits, as there were no exit or disposal activities during the first six months of 2003. If we incur exit costs other than termination benefits as part of a future restructuring, however, the implementation of SFAS 146 will impact the timing of the recognition of such future exit costs. These exit costs will be recognized when incurred instead of when the plan is adopted by our management. In June 2003, we had a business restructuring that was solely comprised of involuntary terminations, as there were no disposal or exit activities associated with the restructure. This event resulted in a charge to operations of $1,700 for severance payments and was accounted for under the terms of SFAS No. 146.

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

In January 2003, the FASB issued FASB Interpretation 46, “Consolidation of Variable Interest Entities.” This interpretation of Accounting Research Bulletin 51, “Consolidated Financial Statements,” addresses consolidation by business enterprises of variable interest entities which possess certain characteristics. The interpretation requires that if a business enterprise has a controlling financial interest in a variable interest entity, the assets, liabilities, and results of the activities of the variable interest entity must be included in the consolidated financial statements with those of the business enterprise. This interpretation applies immediately to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date. We do not believe we have ownership in any variable interest entities as of June 30, 2003. We will apply the consolidation requirement of the interpretation in future periods if we should own any interest deemed to be a variable interest entity.

In April 2003, the Financial Accounting Standards Board issued FAS No.149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” FAS 149 amends and clarifies the financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” FAS 149 provides increased guidance for reporting of contracts as either derivatives or hybrid instruments. FAS No. 149 is effective prospectively for contracts entered into or modified after June 30, 2003. This Statement is not expected to materially impact our consolidated financial statements.

In May 2003, the FASB issued FAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”, which requires that an issuer classify certain financial instruments as a liability or an asset. Previously, many financial instruments with characteristics of both liabilities and equity were classified as equity. Financial instruments subject to FAS 150 include financial instruments with any of the following features:

•	An unconditional redemption obligation at a specified or determinable date, or upon an event that is certain to occur;

•	An obligation to repurchase shares, or indexed to such an obligation, and may require physical share or net cash settlement;

•	An unconditional, or for new issuances conditional, obligation that may be settled by issuing a variable number of equity shares if either (a) a fixed monetary amount is known at inception, (b) the variability is indexed to something other than the fair value of the issuer’s equity shares, or (c) the variability moves inversely to changes in the fair value of the issuer’s shares.

The standard requires that all such instruments be classified as a liability, or an asset in certain circumstances, and initially measured at fair value. Forward contracts that require a fixed physical share settlement and mandatorily redeemable financial instruments must be subsequently remeasured at fair value on each reporting date. This standard is effective for all financial instruments entered into or modified after May 31, 2003, and for all other financial instruments, at the beginning of the first interim period beginning after June 15, 2003. This Statement is not expected to materially impact our consolidated financial statements.

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

We do not currently have any indebtedness other than capital lease obligations of approximately $0.1 million as of June 30, 2003. If we were to borrow from our revolving line of credit facility with Foothill Capital Corporation, we would be exposed to changes in interest rates. We are also exposed to changes in interest rates from investments in some held-to-maturity securities. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes.

ITEM 4. CONTROLS AND PROCEDURES.

(a)	Evaluation of Disclosure Controls and Procedures.

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, the chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective, as of June 30, 2003, in timely alerting them to material information relating to our Company (including its consolidated subsidiaries) required to be included in our Exchange Act filings.

(b)	Changes in Internal Controls.

There have been no changes in our internal controls over financial reporting during the quarter ended June 30, 2003 which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

A second stockholder purported class action suit was filed in December 2001 in the federal court in the Southern District of New York against us, some of our executive officers and the former Chairman of our board, and the underwriters of our initial public offering (collectively, the “IPO Defendants”). That action alleges that defendants, during the period from July 15, 1999 through December 6, 2000, violated federal securities laws by allocating shares of our initial public offering to favored customers in exchange for their promise to purchase shares in the secondary market at escalating prices. The Securities Actions seeks damages in an unspecified amount for the purported class for the losses suffered during the class period as a result of an alleged inflated stock price. On June 5, 2003, the IPO Defendants agreed to participate in a global settlement of this case (along with the settlement of hundreds of other similar IPO allocation cases pending in the Southern District of New York). Any settlement owed by us will be funded exclusively by a portion of the proceeds of the Company’s directors’ and officers’ insurance policy and will result in the dismissal of this lawsuit and release by the plaintiff shareholder class of the IPO Defendants.

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

Other than the legal proceedings described above, in the normal course of business, we are subject to proceedings, lawsuits and other claims. While these other legal matters could affect the operating results of any one quarter when resolved in future periods, it is management’s opinion that after final disposition, any monetary liability or financial impact to us, beyond that provided in the consolidated balance sheet at June 30, 2003, would not be material to our annual consolidated financial statements.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the annual meeting of stockholders held on May 19, 2003, the proposal to re-elect two directors to serve as Class I directors until the 2006 annual meeting of stockholders was brought before and voted upon by the stockholders with the number of votes (each share of common stock having one vote) as indicated below:

	For	Withheld Authority
David Bonderman	32,157,986	3,496,572
Thomas Epley	31,407,191	4,247,367

This proposal to re-elect David Bonderman and Thomas Epley as Class I directors was approved by the stockholders.

The terms of the two Class II directors, Sean E. Belanger and Keith B. Geeslin, and of the one Class III director, William R. Stensrud, did not expire at the 2003 annual meeting and each of them continues to serve as directors of Paradyne Networks, Inc.

ITEM 5. OTHER INFORMATION

On July 21, 2003, the Company announced that David Walker had been appointed to its Board of Directors as a Class III director to serve until the 2005 annual meeting of stockholders. Mr. Walker will also serve as Chairman of the Company’s Audit Committee.

On August 1, 2003, the Company announced that Gene J. Frantz had been appointed to its Board of Directors as a Class I director to serve until the 2006 annual meeting of stockholders. Mr. Frantz currently serves as a principal of Texas Pacific Group. The Company also announced that David Bonderman resigned from the Board of Directors and its committees, effective August 1, 2003.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

Item	Description

31.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

On April 22, 2003, we filed a Current Report on Form 8-K pursuant to Item 12, announcing our financial results for the quarter ended March 31, 2003. The information furnished pursuant to Item 12 of Form 8-K was presented under Item 9 as provided in the Commission’s interim guidance regarding Form 8-K Item 11 and Item 12 filing requirements (Release No. 34-47583).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PARADYNE NETWORKS, INC.

Date: August 13, 2003	By:	/s/: Sean E. Belanger
Sean E. Belanger
Chairman, President and Chief Executive Officer

Date: August 13, 2003
	By:	/s/ Patrick M. Murphy
Patrick M. Murphy
Senior Vice President, Chief Financial Officer, Secretary and Treasurer (Principal Financial and Accounting Officer)