Form 10-Q
period 2003-09-30
PARADYNE NETWORKS INC
filed 2003-10-31
CIK 76174

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

The number of shares of the registrant’s common stock outstanding at October 29, 2003, the latest practicable date, was 43,636,337.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PARADYNE NETWORKS, INC.

CONDENSED UNAUDITED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE DATA)

	SEPTEMBER 30, 2003	DECEMBER 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$42,708	$47,706
Accounts receivable less allowance for doubtful accounts of $1,584 and $2,227 at September 30, 2003 and December 31, 2002, respectively	8,867	13,072
Inventories	17,369	16,661
Prepaid expenses and other current assets	1,585	2,896

Total current assets	70,529	80,335
Property, plant and equipment, net	6,523	10,396
Intangible assets, net	5,175	6,092
Other assets	174	433

Total assets	$82,401	$97,256

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,983	$6,333
Debt	37	396
Payroll and benefit related liabilities	2,163	3,445
Other current liabilities	6,468	9,087

Total current liabilities	13,651	19,261

Total liabilities	$13,651	$19,261

Stockholders’ equity:
Preferred stock, par value $.001; 5,000,000 shares authorized, none issued	—	—
Common stock, par value $.001; 80,000,000 shares authorized, 43,430,171 and 42,862,443 shares issued and outstanding as of September 30, 2003 and December 31, 2002, respectively	43	43
Additional paid-in capital	140,289	139,482
Accumulated deficit	(71,154)	(60,530)
Notes receivable for common stock	(106)	(114)
Other equity adjustments	(322)	(886)

Total stockholders’ equity	68,750	77,995

Total liabilities and stockholders’ equity	$82,401	$97,256

See accompanying Notes to Condensed Unaudited Consolidated Financial Statements

PARADYNE NETWORKS, INC.

CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2003	2002	2003	2002
Revenues:
Sales	$18,288	$21,962	$52,988	$84,414
Services	2,007	1,271	5,320	3,412
Royalties	—	143	800	840

Total revenues	20,295	23,376	59,108	88,666
Total cost of sales	11,632	12,595	31,360	45,385

Gross margin	8,663	10,781	27,748	43,281

Operating expenses:
Research and development (includes $2,830 of purchased in-process R&D in March 2002)	3,785	7,023	14,991	21,692
Selling, general & administrative	6,720	9,297	20,665	26,653
Amortization of intangible assets and deferred stock compensation	361	452	1,158	1,067
Business restructuring charges	158	—	1,900	1,011

Total operating expenses	$11,024	$16,772	$38,714	$50,423

Operating loss	(2,361)	(5,991)	(10,966)	(7,142)
Other (income) expenses:
Interest, net	(150)	(207)	(466)	(620)
Other, net	(17)	(35)	124	(111)

Loss before provision for income taxes	(2,194)	(5,749)	(10,624)	(6,411)
Benefit for income taxes	—	(629)	—	(1,488)

Net income (loss)	$(2,194)	$(5,120)	$(10,624)	$(4,923)

Weighted average number of common shares outstanding
Basic	43,377	42,567	43,120	40,326
Diluted	43,377	42,567	43,120	40,326
Earnings (loss) per common share
Basic	$(0.05)	$(0.12)	$(0.25)	$(0.12)
Diluted	(0.05)	(0.12)	(0.25)	(0.12)
Consolidated Statements of Comprehensive Income (Loss)
Net income (loss)	(2,194)	(5,120)	(10,624)	(4,923)
Translation adjustments	18	(122)	323	(73)

Comprehensive income (loss)	$(2,176)	$(5,242)	$(10,301)	$(4,996)

See accompanying Notes to Condensed Unaudited Consolidated Financial Statements

PARADYNE NETWORKS, INC.

CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

	NINE MONTHS ENDED SEPTEMBER 30,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(10,624)	$(4,923)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Income from reversal of inventory write-down	(2,431)	(5,412)
Loss on sale of assets	297	168
Decrease in allowance for bad debts	(643)	(847)
Depreciation and amortization	5,274	6,075
Purchased in-process research and development	—	2,830
(Increase) decrease in assets, net of effects of acquisition:
Receivables	4,853	6,008
Restricted cash committed for inventory purchases	—	5,067
Inventories	1,723	9,488
Other assets	1,564	(608)
Decrease in liabilities, net of effects of acquisition:
Accounts payable	(1,350)	(6,622)
Payroll and related liabilities	(1,282)	(3,667)
Other current liabilities	(2,619)	(2,369)

Net cash (used in) provided by operating activities	$(5,238)	$5,188

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Cash used to acquire net assets in business acquisitions	—	(3,225)
Cash acquired in business acquisition, net of transaction costs	—	8,814
Capital expenditures	(559)	(1,627)
Proceeds from sale of property, plant and equipment	18	34

Net cash provided by (used) in investing activities	$(541)	$3,996

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Proceeds from stock transactions	817	3,728
Repayments under other debt	(359)	(430)

Net cash provided by financing activities	458	3,298

Effect of foreign exchange rate changes on cash	323	(73)

Net increase (decrease) in cash and cash equivalents	(4,998)	12,409
Cash and cash equivalents at beginning of period	47,706	37,866

Cash and cash equivalents at end of period	$42,708	$50,275

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
NON-CASH TRANSACTIONS:
Stock issued for notes	$—	$(238)

Recoverable taxes related to stock option exercises	$—	$725

Acquisition of business for stock (see Note 7)	$—	$28,742

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

The accompanying condensed unaudited consolidated financial statements include the results of the Company and its wholly-owned subsidiaries: Paradyne Corporation; Paradyne Canada Ltd.; Paradyne International Ltd.; Paradyne Worldwide Corp.; Ark Electronic Products, Inc.; Paradyne Finance Corporation; Paradyne International Sales Ltd.; Paradyne Brazil Networks LTDA.; Paradyne Services, LLC and Elastic Networks Inc. Elastic Networks’ results for the first quarter of 2002 have been included in these financial statements from the date of acquisition (March 5, 2002) through September 30, 2002. Intercompany accounts and transactions have been eliminated in consolidation.

The accompanying condensed unaudited consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. However, in the opinion of management, such statements reflect all adjustments, consisting of only normal, recurring adjustments, necessary for a fair presentation of interim period results. These financial statements should be read in conjunction with the December 31, 2002 audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K/A as filed with the Securities and Exchange Commission on March 24, 2003.

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

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2003	2002	2003	2002
Net income (loss), as reported	$(2,194)	$(5,120)	$(10,624)	$(4,923)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,733)	(2,449)	(7,078)	(7,590)

Pro forma net income (loss)	$(3,927)	(7,569)	(17,702)	(12,513)

Earnings per share basic as reported	$(0.05)	$(0.12)	$(0.25)	$(0.12)

Earnings per share diluted as reported	$(0.05)	$(0.12)	$(0.25)	$(0.12)

Earnings per share basic and diluted pro forma	$(0.09)	$(0.18)	$(0.41)	$(0.31)

Product Warranty

The Company generally provides a return to factory warranty for a period of one year (two years for years prior to 2001) from the date of sale. A current charge to income is recorded at the time of sale to reflect the amount the Company estimates will be needed to cover future warranty obligations for products sold during the year. The accrued liability for warranty costs is included in the caption “other current liabilities” in the accompanying consolidated balance sheets. The estimate of such costs is based upon historical and anticipated requirements. The following table summarizes the activity for the product warranty reserve for the nine months ended September 30, 2003:

Beginning balance at January 1, 2003	$1,416

Product warranty expenses incurred in 2003	(317)

Adjustment for changes in estimates	182

Ending balance at September 30, 2003	$1,281

Liquidity

The Company has incurred losses from operations in each of the two years presented in these consolidated financial statements due to the continuing slowdown in the telecommunications environment. At September 30, 2003, management believes that available cash and cash equivalents together with future cash flow from operations will be sufficient to meet the Company’s obligations as they become due for the next twelve months.

Reclassifications

Certain prior year amounts have been reclassified for comparative purposes. These reclassifications had no effect on net income (loss) or stockholders’ equity.

2. Recently Issued Financial Accounting Standards:

In June 2002, the Financial Accounting Standards Board (“the FASB”) voted in favor of issuing FASB Statement No. 146, “Accounting for Exit or Disposal Activities”. SFAS No. 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the Emerging Issues Task Force has set forth in EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The scope of SFAS No. 146 also includes (1) costs related to terminating a contract that is not a capital lease and (2) termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS No. 146 was effective January 1, 2003 and was adopted by the Company on that date. In June 2003, the Company had a business restructuring that was solely comprised of involuntary terminations, as there were no disposal or exit activities associated with the restructure. This event resulted in a charge to operations of $1,742 for severance payments and was accounted for under the terms of SFAS No. 146. Also in July 2003, the Company closed a development center in Alpharetta, GA, which resulted in involuntary terminations as well as disposal and exit activities. The termination and exit activities, which amounted to $158, were recorded as business restructure operating expenses under the terms of SFAS No. 146.

In November 2002, the FASB issued FASB Interpretation 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others.” This interpretation clarifies the requirements of SFAS 5, “Accounting for Contingencies”, relating to guarantor’s accounting for, and disclosure of, the issuance of certain types of guarantees. This interpretation is intended to improve the comparability of financial reporting by requiring identical accounting for guarantees issued with a separately identified premium and guarantees issued without a separately identified premium. The interpretation’s provisions for initial recognition and measurement are required on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of both interim and annual periods that ended after December 15, 2002. The Company has adopted the provisions of this interpretation, and they did not have a material impact on its financial position, results of operations, or cash flows.

In November 2002, the FASB reached a consensus on EITF Issue 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables” (the “Issue”). The guidance in this Issue is effective for revenue arrangements entered into for fiscal periods beginning after June 15, 2003. The Issue addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. Specifically, the Issue addresses how to determine whether an arrangement involving multiple deliverables contains more than one earnings process and, if it does, how to divide the arrangement into separate units of accounting consistent with the identified earnings processes for revenue recognition purposes.

The Issue also addresses how arrangement consideration should be measured and allocated to the separate units of accounting in the arrangement. The Company adopted EITF 00-21, beginning in the third quarter of 2003, and these requirements did not have a significant impact on the results of operations, financial position or cash flow.

In December 2002, the FASB issued SFAS 148, “Accounting for Stock Based Compensation-Transition and Disclosure- an Amendment to SFAS 123.” SFAS 148 provides two additional transition methods for entities that adopt the SFAS 123 fair value method of accounting for stock based compensation to employees as opposed to the disclosure only adoption of SFAS 123 made by the Company upon its adoption of that standard. Further, the statement requires disclosure of comparable information for all companies regardless of whether, when, or how an entity adopts the SFAS 123 fair value based method of accounting. These disclosures are now required for interim periods in addition to the traditional annual disclosure. The amendments to SFAS 123, which provides for additional methods, are effective for periods beginning after December 15, 2002, although earlier application is permitted. The amendments to the disclosure requirements are required for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. The Company adopted the additional disclosure requirements, and they did not have a significant impact on the results of operations, financial position or cash flow.

In January 2003, the FASB issued FASB Interpretation 46, “Consolidation of Variable Interest Entities.” This interpretation of Accounting Research Bulletin 51, “Consolidated Financial Statements”, addresses consolidation by business enterprises of variable interest entities which possess certain characteristics. The interpretation requires that if a business enterprise has a controlling financial interest in a variable interest entity, the assets, liabilities, and results of the activities of the variable interest entity must be included in the consolidated financial statements with those of the business enterprise. This interpretation applies immediately to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date. The Company does not believe it has ownership in any variable interest entities as of September 30, 2003. The Company will apply the consolidation requirement of the interpretation in future periods if it should own any interest deemed to be a variable interest entity.

In April 2003, the FASB issued FAS No.149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” FAS 149 amends and clarifies the financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities under FAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” FAS 149 provides increased guidance for reporting of contracts as either derivatives or hybrid instruments. FAS 149 is effective prospectively for contracts entered into or modified after June 30, 2003. This statement did not have a material impact the Company’s consolidated financial statements.

In May 2003, the FASB issued FAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”, which requires that an issuer classify certain financial instruments as a liability or an asset. Previously, many financial instruments with characteristics of both liabilities and equity were classified as equity. Financial instruments subject to FAS 150 include financial instruments with any of the following features:

•	An unconditional redemption obligation at a specified or determinable date, or upon an event that is certain to occur;

•	An obligation to repurchase shares, or indexed to such an obligation, that may require physical share or net cash settlement;

•	An unconditional, or for new issuances conditional, obligation that may be settled by issuing a variable number of equity shares if either (a) a fixed monetary amount is known at inception, (b) the variability is indexed to something other than the fair value of the issuer’s equity shares, or (c) the variability moves inversely to changes in the fair value of the issuer’s shares.

The standard requires that all such instruments be classified as a liability, or an asset in certain circumstances, and initially measured at fair value. Forward contracts that require a fixed physical share settlement and mandatorily redeemable financial instruments must be subsequently remeasured at fair value on each reporting date. This standard is effective for all financial instruments entered into or modified after May 31, 2003, and for all other financial instruments, at the beginning of the first interim period beginning after June 15, 2003. The Company has adopted this standard beginning in the third quarter of 2003 and the implementation did not have a significant impact on the results of operation, financial position or cash flow.

3. Inventories:

Inventories at September 30, 2003 and December 31, 2002 are summarized as follows:

	SEPTEMBER 30, 2003	DECEMBER 31, 2002
Raw Materials	$13,615	$12,731
Work In Process	2,061	1,746
Finished Goods	1,692	2,184

	$17,369	$16,661

During the first nine months of 2003 and 2002, the Company reversed reserves creating $2,431 and $5,412 of margin, respectively, relating to the sale of previously reserved inventory. Included in the Company’s September 30, 2003 net inventory balance is $36,471 in reserves for inventory.

4. Earnings Per Share:

The following table summarizes the weighted average shares outstanding for basic and diluted earnings per share for the periods presented:

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2003	2002	2003	2002
Net Income (loss)	$(2,194)	$(5,120)	$(10,624)	$(4,923)

Weighted average number of common shares outstanding:
Basic	43,377	42,567	43,120	40,326
Dilutive effect of stock options	—	—	—	—

Diluted	43,377	42,567	43,120	40,326

Earnings per common share:
Basic	$(0.05)	$(0.12)	$(0.25)	$(0.12)
Dilutive effect of stock options	—	—	—	—

Diluted	$(0.05)	$(0.12)	$(0.25)	$(0.12)

5. Accrued Business Restructuring:

During the first nine months of 2003 and 2002, the Company recorded restructuring charges of $1,899 and $1,011, respectively. The charges in the first nine months of 2003 related to a company-wide reduction in force in June 2003 and the closure of a development center in Alpharetta, Georgia in July 2003, which affected 68 employees or approximately 15% of the Company’s workforce. These actions were necessary as part of the Company’s effort to align its operations and expense structure with the present telecom industry environment. The charges in the first nine months of 2002 related to the termination of approximately 44 employees, or approximately 8% of the Company’s workforce. This business restructuring primarily related to the release of certain of the Company’s employees in connection with the acquisition of Elastic Networks and represented severance payments. Additionally, included in the net assets acquired in the acquisition of Elastic Networks on March 5, 2002, the Company recorded business restructuring liabilities of $2,281 comprised of severance payments for terminating Elastic Networks employees and expected costs for the closing of facilities in Alpharetta, Georgia and Hong Kong, China. In connection with the closing of the development center described above, the Company evaluated the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” and determined that this event did not qualify as a triggering event to conduct an impairment analysis of its long-lived assets except for the abandonment of research and development equipment of $207 and SG&A equipment of $71, which was written off in the third quarter of 2003.

During the first nine months of 2003, the Company paid $3,495 related to business restructuring. The remaining $777 accrued as of September 30, 2003, all of which is expected to be paid during 2003 and 2004, relates to severance, abandoned facilities and excess equipment. The following table summarizes the activity in the business restructuring accrual for 2003:

	Severance Related	Abandoned Facilities and Equipment Related	Total
Beginning balance at January 1, 2003	$809	$1,564	$2,373
Additions to accrual	1,809	90	1,899
Less payments made related to current and prior period restructurings	(2,501)	(994)	(3,495)

Ending balance at September 30, 2003	$117	$660	$777

6. Pending Litigation:

The Company is subject to legal proceedings, claims and liabilities that arise in the ordinary course of business. Due to inherent uncertainties of the litigation process and the judicial system, the Company is unable to predict the outcome of these legal proceedings. The Company has provided, however, for all loss contingencies where it believes it is probable and reasonably estimable (in accordance with SFAS No. 5) that a liability has been incurred. Following the Company’s September 28, 2000 press release regarding third quarter of 2000 results, several securities class action suits (collectively, the “Florida Securities Actions”) against Paradyne and certain of its officers and directors, Andrew May, Paradyne’s Chief Executive Officer and President at the time, Patrick Murphy, Paradyne’s Chief Financial Officer and Senior Vice President, and Thomas Epley, Paradyne’s then Chairman of the Board (collectively, the “Defendants”), were filed in October 2000 in the United States District Court for the Middle District of Florida, Tampa Division (the “Court”). Sean E. Belanger, the Company’s current President, Chief Executive Officer and Chairman of the Board, was added as a Defendant in the litigation in April 2001. These actions were later consolidated into one case and the Court appointed Frank Gruttadauria and Larry Spitcaufsky as the lead plaintiffs and the law firms of Milberg Weiss Bershad Hynes & Lerach, LLP and Barrack Rodos & Bacine as the lead counsel. The amended consolidated complaint alleges violations by the Defendants of the securities anti-fraud provisions of the federal securities laws, specifically Section 10(b) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. It further alleges that the individual Defendants are liable under Section 20(a) of the Securities Exchange Act as “control persons of Paradyne.” The plaintiffs purport to represent a class of investors during a purported class period of September 28, 1999 through September 28, 2000 and allege, in effect, that the Defendants during that time, through material misrepresentations and omissions, fraudulently or recklessly inflated the market price of the Company’s stock by allegedly erroneously reporting that the Company was performing well, that its inventories were properly stated, and that its customer base and product demand were solid. The Securities Actions seek damages in an unspecified amount for the purported class for the alleged inflated amount of the stock price during the class period. The Defendants filed a motion on May 25, 2001, asking the court to dismiss the complaint, with prejudice, after which the Plaintiffs filed a memorandum of law in opposition to Defendant’s dismissal motion on July 2, 2001. The Defendant’s dismissal motion was denied by the Court on April 4, 2002. By order dated October 24, 2002, the Court granted plaintiffs’ motion to certify a class, but accepted defendants’ arguments that the class should begin no earlier than March 20, 2000, instead of September 28, 1999 as plaintiffs had proposed. The class certified consists of purchasers of Paradyne stock from March 20, 2000 through September 29, 2000.

On October 14, 2003, the parties filed a notice with the Court that they had reached an agreement to settle the Florida Securities Actions. In exchange for a payment of $3 million, to be funded solely by the Company’s insurer, the plaintiff class agreed to release the Defendants and dismiss the Florida Securities Actions. Defendants admitted no liability in making this settlement. The settlement is subject to the following conditions: execution of a Stipulation of Settlement, preliminary approval by the Court of the terms of the settlement, notice to the plaintiff class of the terms of the settlement and an opportunity to opt out of the settlement, funding by the Defendants’ insurer, and final approval by the Court. There can be no assurances that each of these conditions will be satisfied. The Company has engaged the law firm of Holland and Knight, LLP as its legal counsel in this litigation.

A second stockholder purported class action suit was filed in December 2001 in the federal court in the Southern District of New York against the Company, some of the Company’s executive officers and the former Chairman of the Board, and the underwriters of the Company’s initial public offering (collectively, the “IPO Defendants”). This action (“New York Securities Action”) alleges that the IPO Defendants, during the period from

July 15, 1999 through December 6, 2000, violated federal securities laws by allocating shares of the initial public offering to favored customers in exchange for their promise to purchase shares in the secondary market at escalating prices. The New York Securities Action seeks damages in an unspecified amount for the purported class for the losses suffered during the class period as a result of an alleged inflated stock price. On June 5, 2003, the IPO Defendants agreed to participate in a global settlement of this case (along with the settlement of hundreds of other similar IPO allocation cases pending in the Southern District of New York). Any settlement owed by the Company will be funded exclusively by a portion of the proceeds of the Company’s directors’ and officers’ insurance policy and will result in the dismissal of this lawsuit and release by the plaintiff stockholder class of the IPO Defendants.

In July 2000, the Lemelson Medical, Educational & Research Foundation Limited Partnership (“Lemelson”) filed suit in the Federal District Court in the District of Arizona against the Company and approximately ninety other defendants. The suit alleges that all the defendants are violating more than a dozen patents owned by the third party which allegedly cover the fields of “machine vision” used extensively in pick-and-place manufacturing of circuit boards and bar code scanning. The Company purchased this equipment from vendors, whom it believes may have an obligation to indemnify it in the event that the equipment infringes any third-party patents. The complaint seeks damages in an unspecified amount for the purported patent infringements. The complaint does not specify which defendants or activities allegedly violated which particular patents. The Company has responded with a Motion for More Definite Statement designed to identify the allegedly infringing activities as well as the particular patents and claims allegedly being infringed by it. Since the Company’s filing of its Motion for More Definite Statement, the entire case has been stayed in order to allow an earlier-filed case with common factual and legal issues to proceed. The Company cannot be sure that it will prevail in this action and any adverse outcome could require it, among other things, to pay royalties to the third party patent owner. Given the lack of specificity in the complaint, it is not currently possible to calculate the potential for, or extent of, any liability resulting from this claim. The Company also cannot be sure that it will not receive other claims alleging infringement in the future. The Company has engaged the law firm of Fee and Jeffries, P. A. as its legal counsel in this litigation.

Other than the legal proceedings described above, in the normal course of business, the Company is subject to proceedings, lawsuits and other claims. While these other legal matters could affect the operating results of any one quarter when resolved in future periods, it is management’s opinion that after final disposition, any monetary liability or financial impact to Paradyne, beyond that provided in the condensed unaudited consolidated balance sheet at September 30, 2003, would not be material to the annual consolidated financial statements.

7. Acquisitions:

Elastic Networks Inc. and Intangible Assets

On March 5, 2002, the Company acquired 100% of the capital stock of Elastic Networks in exchange for 7,623,875 shares of its common stock. Using an average market value of $3.77 per share (the average of the closing prices during the 7 trading days surrounding the December 27, 2001 announcement of the acquisition), the purchase price was approximately $28,700. Additionally, the Company incurred $1,400 in acquisition costs. The acquisition has been accounted for under the purchase method of accounting, which resulted in the recognition of approximately $16.0 million in intangible assets. At the acquisition date the major categories of assets and liabilities and their values were as follows (in millions):

Cash	$10.9
Restricted cash committed for inventory purchases	5.1
Accounts receivable	2.1
Inventories	3.0
Other assets	.5
Property, plant & equipment	1.5

Accounts payable	2.5
Payroll & benefit related	.5
Other liabilities	6.0

The amounts assigned to developed technology and purchased customer relationships at the acquisition date were based on an appraisal by an independent valuation company. The Company assigned $2,830 to purchased research and development based, in part, on the appraisal and the remainder on the development cost incurred by Elastic Networks, which was written off during the first quarter of 2002 and reported as part of research and development. The Bitstorm 2400 and Etherloop projects are the only products included in the in-process research and development. Development of the Etherloop technology was approximately 25% completed at the acquisition date and the Bitstorm 2400 was approximately 60% complete. Neither the

Etherloop nor the Bitstorm 2400 had reached technological feasibility. The amounts assigned to intangible assets, principally goodwill, was $6,681, all of which was written off in December 2002 as impaired. The assigned values and amortization periods for developed technology and purchased customer relationships are provided in detail below (in millions):

Intangible Asset	Amortization Period	Assigned Value	Accumulated Amortization
Developed Technology (including patents)	7 years	$4.6	$1.0
Purchased Customer Relationships	4 years	$2.0	$0.8

Total amortization expense related to the above for the nine months ended September 30, 2003 was $900. It is estimated that amortization expense related to the above will amount to $300 for the remainder of 2003, $1,200 for each of the years 2004 and 2005, $800 for 2006 and $1,300 for 2007 and thereafter.

Elastic Networks designed high-speed, broadband communications products that have the advantages of high-speed access for the in-building broadband market and can operate effectively over lower quality lines. Elastic Networks was acquired for several reasons, including: Elastic Networks launched Paradyne into the in-building DSL market; Elastic Networks had a strong complimentary base of independent telephone companies as customers, including one regional bell operating company; Elastic Networks’ EtherLoop product is an important technology to Paradyne; and Elastic Networks’ cash and working capital improved our balance sheet.

The following unaudited pro-forma summary presents the consolidated results of operations of the Company as if the acquisition had occurred at the beginning of the periods presented herein. This presentation is for informational purposes only and does not purport to be indicative of what would have occurred had the acquisition been made as of these dates or of results, which may occur in the future.

NINE MONTHS ENDED SEPTEMBER 30, 2002
Revenue	$91,015
Net Loss	(16,512)
Diluted Loss Per Share	$(0.41)

Jetstream Communications

On May 20, 2002, the Company acquired certain key operating assets and all the intellectual properties from Jetstream Communications for $3,000. Additionally, the Company incurred $200 in acquisition costs. The acquisition has been accounted for under the purchase method of accounting, which resulted in the recognition of approximately $500 in intangible assets. The intangible assets are comprised solely of developed technology, which includes patents, as no goodwill was recorded. The developed technology will be amortized over a period of 7 years. At the acquisition date the major categories of assets and their values were as follows (in millions):

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

8. Benefit for Income Taxes:

The Job Creation and Worker Assistance Act of 2002 enacted on March 9, 2002 enabled the Company to carry back its 2001 net operating loss to 1998. After carrying the 2001 loss back to 1998, the Company recognized an income tax refund of $1,600 during the first quarter of 2002, $900 of which is reflected as an income tax benefit in the Condensed Unaudited Consolidated Statement of Operations for the nine months ended September 30, 2002, and $700 is reflected as additional paid-in capital on the Condensed Consolidated Balance Sheet at September 30, 2003.

9. Subsequent Event:

On October 14, 2003, the Company filed a notice that they had reached an agreement to settle the class action lawsuit commenced in October 2000 against the Company and certain of its current and former officers and directors in the U.S. District Court for the Middle District of Florida, Tampa Division, alleging violations of certain securities anti-fraud provisions of the federal securities laws. The settlement is subject to a number of conditions, including court approval. Under the proposed settlement agreement, the Company’s insurer will pay $3,000 to the plaintiff stockholders and admits no wrongdoing in exchange for a dismissal and release of all claims against the defendants. The $3,000 settlement will be funded entirely by the Company’s insurer. See Note 6 – “Pending Litigation”.

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

Overview

We are a leading developer, manufacturer and distributor of broadband and narrowband network access products for network service providers, or NSPs, and business customers. We offer solutions that enable business class, service level managed, high-speed connectivity over the existing telephone network infrastructure and provide for cost-effective access speeds of up to 45 megabits per second. Our equipment has been sold to over 65% of the Fortune 500® companies. We market and sell our products worldwide to NSPs and business customers through a multi-tier distribution system that includes direct sales, strategic partner sales, NSP sales and traditional distributor or value added reseller sales. There were no customers in the third quarter of 2003 with a 10% or greater concentration of total revenues; however, AT&T, Graybar Electronics (one of our NSP distributors), Shanghai Telecom, Sprint, and Verizon were major customers, representing approximately 27% of our total revenues for the third quarter of 2003. A loss or a significant reduction or delay in sales to any of our major customers could materially and adversely affect our business, financial condition and results of operations.

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

Results of Operations

Quarter and Nine Months Ended September 30, 2003 Compared to Quarter and Nine Months Ended September 30, 2002

Revenues. Total revenues decreased $3.1 million, or 13%, to $20.3 million for the quarter ended September 30, 2003 from $23.4 million for the same period in 2002. This decrease mostly results from a $3.7 million decrease in sales of both our narrowband and broadband products to some of our major customers, offset in part by a $.6 million increase in our service and royalties revenues. Equipment sales were 90% and 94% of total revenues for the quarters ended September 30, 2003 and 2002, respectively. Total revenues for the nine months ended September 30, 2003 decreased $29.6 million, or 33%, to $59.1 million from $88.7 million for the nine months ended September 30, 2002. These decreases were mostly attributable to significant decreases in the volume of sales of our broadband access products ($23.7 million, of which $16.7 million is attributable to decreases in sales to Broadband Technologies Corporation) and smaller decreases in sales of our narrowband products ($7.7 million) to our major customers, offset in part by year to date 2003 increases in service and royalty revenues of $1.9 million. The overall shortfall in equipment revenues for both the three and nine month periods ending September 30, 2003 is primarily attributable to the current telecom market conditions with less capital spending and longer sales cycles to close business. The royalty revenue for 2003 is comprised of $.8 million of royalties from ST Microelectronics. Equipment sales were 90% and 95% of total revenues for the nine months ended September 30, 2003 and 2002, respectively.

Gross Margin. Gross margin decreased $2.1 million, or 19%, to $8.7 million for the three months ended September 30, 2003 from $10.8 million for the three months ended September 30, 2002 and decreased $15.6 million, or 36%, to $27.7 million for the nine months ended September 30, 2003 from $43.3 million for the nine months ended September 30, 2002. These decreases in gross margin are primarily due to the decreases in the volume of sales of our equipment in addition to lower selling prices due to competitive pressures within the telecommunications industry. Gross margin as a percentage of total revenues decreased to 43% for the three months ended September 30, 2003 from 46% in the same period of 2002. For the nine months ended September 30, 2003, gross margin as a percentage of total revenues decreased to 47% from 49% in the same period of 2002. These decreases in gross margin percentage for the third quarter and nine months ended September 30, 2003 are mostly attributable to decreases in the sale of higher margin narrowband products and a decrease in the recording of margin generated from the reversal of reserves related to the sale of previously reserved broadband inventory product in addition to lower unit sales prices due to competitive pressures within the telecom industry.

Research and Development Expenses. Research and development expenses decreased $3.2 million, or 46%, to $3.8 million for the three months ended September 30, 2003 from $7.0 million for the same period in 2002. For the nine months ended September 30, 2003, research and development expenses decreased $6.7 million, or 31%, to $15.0 million compared to $21.7 million for the same period in 2002. The decreases for the three months ended September 30, 2003 resulted primarily from a $2.2 million decrease in salary and wage related expenses and professional fees for contracted labor (research and development personnel decreased by 44% from September 30, 2002 mostly due to business restructurings occurring in the fourth quarter of 2002 and the second quarter of 2003 and the closure of the Alpharetta, Georgia development center in July 2003), a $.6 million decrease in the purchases of engineering software and prototypes and a $.6 million decrease in depreciation, information systems and other expenses. Partially offsetting the decrease was a $.2 million loss on the abandonment of excess research and development capital equipment from the closure of the development center in Alpharetta. The decreases for the nine months ended September 30, 2003 primarily resulted from $2.8 million of purchased research and development related to the acquisition of Elastic Networks recorded in the first nine months of 2002, not repeated in the first nine months of 2003, a $2.5 million decrease in salary and wage-related expenses and professional fees from contracted labor, a $.6 million decrease in engineering software purchases and prototypes, and a $.8 million decrease in depreciation and other expenses. For the three months ended September 30, 2003, research and development expense as a percentage of total revenue, decreased to 19% from 30% in the same period of 2002, mostly due to the large decrease in expenses as described above. For the nine months ended September 30, 2003, research and development expense as a percentage of total revenue, increased to 25% from 24% for the same period of 2002, primarily due to the decrease in revenues, mostly offset by the significant reductions in expenses as described above. We estimate that research and development expenses for the fourth quarter of 2003 will be approximately the same as the third quarter of 2003.

Selling, General and Administrative (“SG&A”) Expenses. SG&A expenses decreased $2.6 million, or 28%, to $6.7 million for the three months ended September 30, 2003 from $9.3 million for the three months ended September 30, 2002 and decreased $5.9 million, or 22%, to $20.7 million for the nine months ended September 30, 2003 from $26.6 million for the nine months ended September 30, 2002. The decrease for the three months ended September 30, 2003 was primarily due to a $2.2 million decrease in expenses related to personnel and travel (SG&A personnel decreased by 33% from September 30, 2002 mostly due to business restructurings occurring in the fourth quarter of 2002 and the second quarter of 2003) and a $.3 million reduction in depreciation and expensed asset purchases. The decreases in SG&A expenses for the nine months ended September 30, 2003 are mostly attributable to a $4.8 million decrease in personnel and travel related expenses, a $.4 million decrease in bad debt expense, a $.4 million decrease in legal and accounting fees, a $.6 million decrease in depreciation and non-capitalized asset purchases, offset in part by a $.2 million increase in technical support and other related expenses. SG&A expense as a percentage of total revenue decreased from 40% for the three months ended September 30, 2002 to 33% for the three months ended September 30, 2003 mostly due to the large decrease in expenses, relative to the decrease in revenues. SG&A expense as a percentage of revenue increased to 35% for the nine months ended September 30, 2003 from 30% for the nine months ended September 30, 2002, mostly due to the decrease in total revenues, partially offset by the expense reductions described above. We estimate that SG&A expenses for the fourth quarter of 2003 will be approximately the same as the third quarter of 2003.

Amortization of Intangible Assets and Deferred Stock Compensation. The amortization of intangible assets and deferred stock compensation decreased by $.1 million to $.4 million for the three months ended September 30, 2003 from $.5 million for the same period in 2002. For the nine month periods ending September 30, 2003 and 2002, amortization of intangible assets and deferred stock compensation was $1.2 million and $1.1 million, respectively. The amortization of intangible assets which occurred in the three and nine months ended September 30, 2003 relates to developed technology and customer relationship intangibles that were recorded as part of the acquisition of Elastic Networks in March 2002 and as part of the acquisition of certain assets from Jetstream on May 20, 2002. It is expected that amortization of intangible assets will be approximately $.3 million for the fourth quarter of 2003. The amortization of deferred stock compensation is related to the granting of stock options to key employees at prices deemed to be below fair market value for financial reporting purposes. For both the three months ended September 30, 2003 and 2002, amortization of deferred stock compensation was $.1 million, all of which was related to SG&A. For the nine months ended September 30, 2002, amortization of deferred stock compensation was $.4 million, of which $.1 million related to research and development and $.3 million related to SG&A. For the nine months ended September 30, 2003, amortization of deferred stock compensation was $.2 million, of which all related to SG&A.

Business Restructuring Charges. During the third quarter of 2003, we incurred business restructuring charges of $.2 million compared to $0 for the third quarter of 2002. This amount relates to severance and other exit costs associated with the closure of the development facility in Alpharetta in July 2003. For the nine months ended September 30, 2003, business restructuring charges increased $.9 million to $1.9 million, from $1.0 million for the same period in 2002. The restructuring charges incurred during the nine months ended September 2003 include $1.7 million of expenses incurred in the second quarter of 2003, related to a company-wide reduction in force, which affected 55 employees or approximately 12% of our workforce at that time. This action was necessary as part of our effort to align our operations and expense structure with the present telecom industry environment. During the first quarter of 2002, we incurred business restructuring expenses of $1.0 million as a result of the termination of 44 people, representing approximately 8% of our workforce at that time. This business restructuring primarily related to the release of certain of our employees in connection with the acquisition of Elastic Networks and represented severance payments.

Interest and Other (Income) Expense, Net. Interest and other (income) expense, net, was $.2 million of income for both the three months ended September 30, 2003 and 2002 but decreased $.4 million to $.3 million of income for the nine months ended September 30, 2003, from $.7 million of income for the same period in 2002. Interest and other (income) expense, net, is related to interest income on short term investments, technology sales, income from fees, interest on notes payable and borrowings under lines of credit and foreign exchange gains and losses. The decrease in income for the nine months ended September 30, 2003 primarily resulted from a $.2 million increase in foreign exchange losses and a $.1 million decrease in interest income from short-term investments.

Benefit From Income Taxes. Benefit for income taxes was $.6 million and $1.5 million, respectively, for the three and nine months ended September 30, 2002 and $0 for the same periods in 2003. The $.6 million tax benefit for the third quarter of 2002 was attributable to the reversal of income tax liability resulting from the finalization of a tax audit with the IRS covering periods through the 2000 tax year. The $1.5 million benefit for income taxes for the nine months ended September 30, 2002 is comprised of the $.6 million described above and an additional $.9 million resulting from our ability to carry back our 2001 tax loss to prior years and obtain a tax refund of $1.6 million due to the Job Creation and Worker Assistance Act of 2002 that was enacted in March 2002. Of this refund, a $.9 million tax benefit was recognized by us (and under tax accounting rules, an additional $.7 million of tax refund was recorded to paid in capital in the balance sheet). Since we incurred a pretax loss for the first nine months of 2003, had a loss carryover from the prior year and are not expected to generate pretax income for the remainder of the year, no tax provision is required.

Liquidity and Capital Resources

Net cash used in operations for the nine months ended September 30, 2003 totaled $5.2 million. The net loss of $10.6 million was adjusted for the non-cash impacting items of depreciation and amortization, allowance for bad debts, loss on sale of assets, and reversal of inventory reserves. Cash from operating activities was increased by a reduction in gross accounts receivable of $4.8 million, which was driven primarily by good collection activity and lower revenues. Positive cash was also generated from decreases in gross inventory of $1.7 million and from decreases in other assets (primarily lower prepaid expenses) of $1.6 million. Contributing to decreases to cash from operations were decreases in accounts payable in the amount of $1.4 million, payroll related liabilities of $1.3 million, and other current liabilities of $2.6 million. The reduction in accounts payable is related to lower transaction activity in the third quarter of 2003 than in the fourth quarter of 2002. The reduction in payroll related liabilities is related to a change from the payment of annual incentive bonuses in 2002 to the payment of quarterly incentive bonuses in 2003, the timing of payroll dates, and reduced personnel in 2003 due to staff reductions. The reduction in other current liabilities reflects the payment of business restructuring charges and accrued royalties.

Cash used in investing of $.5 million reflects capital expenditures for the first nine months of 2003. The low level of capital expenditures reflects the continuation of tight controls placed on cash expenditures as a result of a slowdown in business activity. Net cash provided by financing activities during the first nine months of 2003 was approximately $.5 million and primarily resulted from the proceeds from stock less payment of capital lease obligations. We had $42.7 million of cash and cash equivalents at September 30, 2003, representing a decrease of $5.0 million from $47.7 million at December 31, 2002. Working capital decreased $4.2 million from $61.1 million at December 31, 2002 to $56.9 million at September 30, 2003.

We believe that our current cash position will be sufficient to meet our working capital needs for at least the next twelve months.

Recent Trends and Developments

In October, we recalled one of our product modules due to product performance issues related to a key component. We had shipped approximately $.6 million of this product to 5 customers during the third quarter of 2003. We have identified the solution to resolve these issues and believe the warranty costs to be incurred will not have a material impact on our financial statements.

During recent months, there has been an industry-wide increase in sales of broadband products that utilize certain common parts. This increased demand has resulted in the allocation of some parts by one of our suppliers. If this trend continues with our other suppliers, we could be subject to parts shortages and/or increased costs. Parts shortages and/or increased costs could lead to delays in shipments to our customers as well as reduced product margins.

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

Revenue Recognition/Allowance for Doubtful Accounts

Our revenue recognition policy follows SEC Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements,” which summarizes existing accounting literature, and requires that four criteria be met prior to recognizing revenue. These four criteria, which are the core of our accounting policy, are: (1) evidence that a sales arrangement exists; (2) delivery has occurred or services have been rendered; (3) our price to the buyer is fixed or determinable; and (4) collectibility is reasonably assured. It is the fourth criteria that requires us to make significant estimates.

We estimate amounts potentially owing to customers for incentive offerings, special pricing agreements, price protection, promotions, volume incentives, and in very limited cases, to resellers for stock rotation. These estimates are taken as reductions to revenue pending completion of the various programs. In periods of slower sales growth, some of these incentives may be increased which will also decrease the amount of revenues we record. Additionally, we reduce revenue for estimated bad debts due to customers who are significantly late in paying amounts owed to us or for estimated customer billing adjustments based on past experience. We use our best judgement to estimate these reductions to revenue in the period they occur based on facts available at the balance sheet date. In those cases where reserves have not previously been established but customers are unable to pay due to weakened financial condition, we will directly charge operating expense (instead of reducing revenue).

Inventories

Because of the long lead times to obtain raw materials in our industry, we must maintain sufficient quantities of inventory of our many products to meet expected demand. If actual demand is much lower than forecasted, we may not be able to dispose of our inventory at or above its cost. We write down our inventory for estimated excess and obsolete amounts to the lower of cost or market. With the significant decline in customer demand, for example, we significantly wrote down our inventory in both 2000 and 2001. In 2002 and in the first nine months of 2003, we sold some of those products that had previously been written down. As a result we reversed a portion of the reserves previously established related to these products. If future demand is lower than currently estimated, additional write-downs may be required.

Business Restructuring

Through the end of 2002, we recorded restructuring charges following the principles of SEC Staff Accounting Bulletin No. 100, “Restructuring and Impairment Charges,” and Emerging Issues Task Force (EITF) 94-3. Under EITF 94-3 and SAB 100, we were able to accrue restructuring costs in a period provided: (1) management commits to a plan of termination prior to the date of the financial statements and establishes the benefit employees will receive, (2) the benefit arrangement is communicated to employees prior to the date of the financial statements, (3) the plan of termination specifically identifies the number and job classifications of employees to be terminated, and (4) the plan of termination will be completed in a reasonably short period of time such that significant changes are unlikely. Following these criteria, we estimated the cost to be incurred in implementing our fourth quarter business restructuring.

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

Legal Contingencies

We currently have several legal proceedings in process. Although we have established a liability in an amount estimating the reasonably probable future liability of these claims, we can not be sure about the outcome of these cases. If the outcome of one or more of these cases is adverse to us, it could have a materially adverse impact on our business, financial condition and results of operations.

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

Recently Issued Financial Accounting Standards

In June 2002, the Financial Accounting Standards Board (the “FASB”) voted in favor of issuing FASB Statement No. 146, “Accounting for Exit or Disposal Activities.” SFAS No. 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the Emerging Issues Task Force has set forth in EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”. The scope of SFAS No. 146 also includes (1) costs related to terminating a contract that is not a capital lease and (2) termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS No. 146 was effective January 1, 2003 and was adopted by us on that date. The implementation of SFAS 146 did not have any material impact on the accounting for potential future termination benefits, as there were no exit or disposal activities during the first nine months of 2003. If we incur exit costs other than termination benefits as part of a future restructuring, however, the implementation of SFAS 146 will impact the timing of the recognition of such future exit costs. These exit costs will be recognized when incurred instead of when the plan is adopted by our management. In June 2003, we had a business restructuring that was solely comprised of involuntary terminations, as there were no disposal or exit activities associated with the restructure. This event resulted in a charge to operations of $1.7 million for severance payments and was accounted for under the terms of SFAS No. 146. Also in July 2003, we closed a development center in Alpharetta, GA, which resulted in involuntary terminations as well as disposal and exit activities. The termination and exit activities, which amounted to $.2 million, were recorded as business restructure operating expenses under the terms of SFAS No. 146.

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

In November 2002, the FASB reached a consensus on EITF Issue 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables” (the “Issue”). The guidance in this Issue is effective for revenue arrangements entered into for fiscal periods beginning after June 15, 2003. The Issue addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. Specifically, the Issue addresses how to determine whether an arrangement involving multiple deliverables contains more than one earnings process and, if it does, how to divide the arrangement into separate units of accounting consistent with the identified earnings processes for revenue recognition purposes. The Issue also addresses how arrangement consideration should be measured and allocated to the separate units of accounting in the arrangement. We adopted EITF 00-21 beginning in the third quarter of 2003, and these requirements did not have a significant impact on our results of operations, financial position or cash flow.

In December 2002, the FASB issued SFAS 148, “Accounting for Stock Based Compensation-Transition and Disclosure- an Amendment to SFAS 123.” SFAS 148 provides two additional transition methods for entities that adopt the SFAS 123 fair value method of accounting for stock based compensation to employees as opposed to the disclosure only adoption of SFAS 123 made by us upon our adoption of that standard. Further, the statement requires disclosure of comparable information for all companies regardless of whether, when, or how an entity adopts the SFAS 123 fair value based method of accounting. These disclosures are now required for interim periods in addition to the traditional annual disclosure. The amendments to SFAS 123, which provides for additional methods, are effective for periods beginning after December 15, 2002, although earlier application is permitted. The amendments to the disclosure requirements are required for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. We adopted the additional disclosure requirements and they did not have a significant impact on the results of our operations, financial position or cash flow.

In January 2003, the FASB issued FASB Interpretation 46, “Consolidation of Variable Interest Entities.” This interpretation of Accounting Research Bulletin 51, “Consolidated Financial Statements,” addresses consolidation by business enterprises of variable interest entities which possess certain characteristics. The interpretation requires that if a business enterprise has a controlling financial interest in a variable interest entity, the assets, liabilities, and results of the activities of the variable interest entity must be included in the consolidated financial statements with those of the business enterprise. This interpretation applies immediately to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date. We do not believe we have ownership in any variable interest entities as of September 30, 2003. We will apply the consolidation requirement of the interpretation in future periods if we should own any interest deemed to be a variable interest entity.

In April 2003, the FASB issued FAS No.149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” FAS 149 amends and clarifies the financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities under FAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” FAS 149 provides increased guidance for reporting of contracts as either derivatives or hybrid instruments. FAS No. 149 is effective prospectively for contracts entered into or modified after June 30, 2003. This statement did not have a material impact to our consolidated financial statements.

In May 2003, the FASB issued FAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”, which requires that an issuer classify certain financial instruments as a liability or an asset. Previously, many financial instruments with characteristics of both liabilities and equity were classified as equity. Financial instruments subject to FAS 150 include financial instruments with any of the following features:

•	An unconditional redemption obligation at a specified or determinable date, or upon an event that is certain to occur;

•	An obligation to repurchase shares, or indexed to such an obligation, may require physical share or net cash settlement;

•	An unconditional, or for new issuances conditional, obligation that may be settled by issuing a variable number of equity shares if either (a) a fixed monetary amount is known at inception, (b) the variability is indexed to something other than the fair value of the issuer’s equity shares, or (c) the variability moves inversely to changes in the fair value of the issuer’s shares.

The standard requires that all such instruments be classified as a liability, or an asset in certain circumstances, and initially measured at fair value. Forward contracts that require a fixed physical share settlement and mandatorily redeemable financial instruments must be subsequently remeasured at fair value on each reporting date. This standard is effective for all financial instruments entered into or modified after May 31, 2003, and for all other financial instruments, at the beginning of the first interim period beginning after June 15, 2003. We adopted this statement beginning in the third quarter of 2003 and the implementation did not have a significant impact on our results of operation, financial position or cash flow.

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

We do not currently have any indebtedness other than capital lease obligations of approximately $37thousand as of September 30, 2003. If we were to borrow from our revolving line of credit facility with Foothill Capital Corporation, we would be exposed to changes in interest rates. We are also exposed to changes in interest rates from investments in some held-to-maturity securities. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes.

ITEM 4. CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures.

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, the chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective, as of September 30, 2003, in timely alerting them to material information relating to our Company (including its consolidated subsidiaries) required to be included in our Exchange Act filings.

(b) Changes in Internal Controls.

There have been no changes in our internal controls over financial reporting during the quarter ended September 30, 2003 which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Following Paradyne’s September 28, 2000 press release regarding contemplated third quarter results, several securities class action suits (collectively, the “Florida Securities Actions”) against Paradyne, Andrew May, Paradyne’s Chief Executive Officer and President at the time, Patrick Murphy, Paradyne’s Chief Financial Officer and Senior Vice President, Thomas Epley, Paradyne’s then Chairman of the Board and Sean Belanger, Chairman of the Board, Chief Executive Officer and President (collectively, the “Defendants”), were filed in October 2000 in the United States District Court for the Middle District of Florida, Tampa Division. Plaintiffs include the following stockholders: Steven Barrios, Hayes Ho, Jacob Turner, Robert Preston, Ron Walker, Jerold B. Hoffman and Amy K. Hoffman. The Securities Actions allege violations by the Defendants of the securities anti-fraud provisions of the federal securities laws, specifically Section 10(b) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. The Securities Actions further allege that the individual defendants May, Murphy and Epley are liable under Section 20(a) of the Securities Exchange Act as “control persons of Paradyne”. The plaintiffs purport to represent a class of investors during a purported class period of September 28, 1999 through September 28, 2000 and allege, in effect, that the Defendants during that time, through material misrepresentations and omissions, fraudulently or recklessly inflated the market price of Paradyne’s stock by allegedly erroneously reporting that Paradyne was performing well, that its inventories were properly stated, and that its customer base and product demand were solid. The Securities Actions seek damages under the fraud-on-the-market theory in an unspecified amount for the purported class for the alleged inflated amount of the stock price during the class period. The Defendants filed a motion on May 25, 2001, asking the court to dismiss the complaint, with prejudice, after which the Plaintiffs filed a memorandum of law in opposition to Defendant’s dismissal motion on July 2, 2001. This motion was denied by the courts on April 4, 2002. By order dated October 24, 2002, the Court granted plaintiffs’ motion to certify a class, but accepted defendants’ arguments that the class should begin no earlier than March 20, 2000, instead of September 28, 1999 as plaintiffs had proposed. The class certified consists of purchasers of Paradyne stock from March 20, 2000 through September 29, 2000.

On October 14, 2003, the parties filed a notice with the Court that they had reached an agreement to settle the Florida Securities Actions. In exchange for a payment of $3 million, to be funded solely by Paradyne’s insurer, the plaintiff class has agreed to release the Defendants and dismiss the Florida Securities Actions. Defendants admitted no liability in making this settlement. The settlement is subject to the following conditions: execution of Stipulation of Settlement, preliminary approval by the Court of the terms of the Settlement, notice to the plaintiff class of the terms of the settlement and an opportunity to opt out of the settlement, funding by the Defendants’ insurer, and final approval by the Court. There can be no assurances that each of these conditions will be satisfied. We have engaged the law firm of Holland and Knight, LLP as our legal counsel in this litigation.

A second stockholder purported class action suit was filed in December 2001 in the federal court in the Southern District of New York against us, some of our executive officers and the former Chairman of our board, and the underwriters of our initial public offering (collectively, the “IPO Defendants”). That action (“New York Securities Action”) alleges that defendants, during the period from July 15, 1999 through December 6, 2000, violated federal securities laws by allocating shares of our initial public offering to favored customers in exchange for their promise to purchase shares in the secondary market at escalating prices. The New York Securities Actions seeks damages in an unspecified amount for the purported class for the losses suffered during the class period as a result of an alleged inflated stock price. On June 5, 2003, the IPO Defendants agreed to participate in a global settlement of this case (along with the settlement of hundreds of other similar IPO allocation cases pending in the Southern District of New York). Any settlement owed by us will be funded exclusively by a portion of the proceeds of the Company’s directors’ and officers’ insurance policy and will result in the dismissal of this lawsuit and release by the plaintiff shareholder class of the IPO Defendants.

We are party to other legal proceedings, as described fully in our Annual Report on Form 10-K/A filed on March 24, 2003, our Quarterly Report on Form 10-Q filed on May 9, 2003 and our Quarterly Report on Form 10-Q filed on August 14, 2003, none of which have had any material developments during the quarter.

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

(b) Reports on Form 8-K

On July 16, 2003, we filed a Current Report on Form 8-K pursuant to Item 12, announcing our financial results for the quarter ended June 30, 2003. The information furnished pursuant to Item 12 of Form 8-K was presented under Item 9 as provided in the Commission’s interim guidance regarding Form 8-K Item 11 and Item 12 filing requirements (Release No. 34-47583).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PARADYNE NETWORKS, INC.

Date: October 29, 2003	By: /s/ Sean E. Belanger

Sean E. Belanger
Chairman, President and Chief
Executive Officer

Date: October 29, 2003	By: /s/ Patrick M. Murphy

Patrick M. Murphy
Senior Vice President,
Chief Financial Officer,
Secretary and Treasurer
(Principal Financial and Accounting Officer)