Form 10-K
period 2003-12-31
PARADYNE NETWORKS INC
filed 2004-03-15
CIK 76174

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTIONS 13 OR 15(d) OF

THE SECURITES EXCHANGE ACT OF 1934

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM             TO

COMMISSION FILE NUMBER: 000-26485

PARADYNE NETWORKS, INC.

(Exact name of registrant as specified in its charter)

Delaware	75-2658219
(State or other jurisdiction of incorporation)	(I.R.S. employer identification no.)

8545 126th Avenue North

Largo, Florida 33773

(Address of principal executive offices) (Zip Code)

(727) 530-2000

(Registrant’s telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common stock, $.001 par value per share

(Title of class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12B-2)    Yes  ☒    No  ☐

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $150,826,031 at March 11, 2004, based on the closing sale price of $3.55 per share for the common stock on such date on the Nasdaq National Market.

The number of shares of the registrant’s common stock outstanding at March 11, 2004 was 44,845,949.

Documents Incorporated by Reference

Portions of the registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 14, 2004 are incorporated by reference into Part III thereof.

PARADYNE NETWORKS, INC.

Annual Report on Form 10-K

For the Fiscal Year Ended December 31, 2003

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

Overview

We are a leading developer, manufacturer and distributor of broadband network access products for network service providers, commonly referred to as NSPs, and business customers. We operate in a single business segment. We offer solutions for NSPs that utilize existing telephone lines and enable them to offer high speed, cost-effective voice, data and video solutions at speeds up to one gigabit per second. NSPs use our broadband products to enable high-speed connections from the central office to the customer premise. Moreover, our broadband products enable NSPs to more efficiently provide network access services by allowing a high level of management, monitoring and control over network access equipment and circuits. Business customers use our broadband products for high-speed connection of voice and data communications to connect their employees to corporate wide area networks and to the internet using both public and private services provided by NSPs. Our products are designed for easy installation by NSPs and end users, significantly reducing the need for installation by an onsite service technician, thereby reducing costs for network access. We believe that demand for high-speed, broadband transmission will continue to increase as more business and residential users find narrowband access technologies inadequate to meet their high-bandwidth requirements. We strive to meet that demand in the broadband access market by focusing our products on next generation digital subscriber line, or DSL, Voice over Broadband Gateways, service level management, and other broadband access products.

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

Paradyne has a long history of technological innovation. As of the end of 2003, we have issued over 325 U. S. patents, hold over 205 patents and have over 70 U. S. patent applications pending. Our equipment has been sold to over 70% of the Fortune 500® companies. With our reputation and history as a supplier of access solutions to a large customer base, we believe that we are well positioned to provide data, voice and video broadband access solutions to NSPs and business customers as they expand and upgrade their networks.

Industry Background

Over the past several years, data traffic generated by computer users accessing the Internet or business networks has increased significantly. Industry analysts believe that the volume of this data traffic, referred to as “wide area network traffic,” will continue to expand rapidly due to four key trends:

•	the dramatic growth in the use of high bandwidth applications over the Internet; such as video and voice;

•	the proliferation of distributed computing applications, such as electronic mail, electronic transaction processing, enterprise resource planning and inter-enterprise information transfer based on Web-technologies;

•	the deregulation of the telecommunications services industry which has increased the number of service providers and intensified competition; and

•	the continued deployment of high capacity fiber optic networks and the emergence of high-volume bandwidth network access technologies that increase the ability to transfer large volumes of information.

In order to accommodate increasingly high volumes of data, NSPs have invested significant resources to upgrade central office switching centers and the interconnecting infrastructure, known as the “network backbone.” While capacity constraints in the network backbone continue to be addressed through the use of high-speed digital and fiber-optic equipment, the network that connects end users to NSP central offices, typically known as the “last mile,” remains a bottleneck that limits high-speed data transmission. The last mile was originally constructed with copper twisted-pair wiring designed to support analog voice traffic. There is an estimated installed base of over 180 million copper lines in the United States, and over 900 million worldwide. End users have been frustrated by these limitations and the ability of NSPs to cost effectively deliver high-speed services, such as telecommuting, branch office internetworking and Internet access, over the last mile. Standard, narrowband dial-up connections, which are typically limited to data transmission rates of 28.8 kilobits per second, or Kbps, to 56.0 Kbps do not adequately support these applications. Most business and residential users are finding these types of narrowband access technologies unacceptable for their high bandwidth requirements for voice, video and data services.

Global regulatory changes have increased the number of competitors in the access portion of the network and are accelerating the need for NSPs to upgrade their networks and increase their service offerings. Internationally, a number of developed and developing nations have privatized their state-owned telecommunications monopolies and opened their markets to new NSPs. New competitors in these markets include cable TV operators, Internet service providers, satellite operators, fixed wireless operators, and electric utilities. For example, cable TV operators already provide voice and data services to customers by leveraging the high bandwidth capabilities of their coaxial cable based infrastructure. This increase in competition for the access portion of the network is also helping to facilitate the transition from narrowband to broadband access over the last mile. These new international competitors are delivering broadband network access to end-user customers for voice, video and data services, which applies significant pressure to the incumbent local exchange carriers, or ILECs, to enhance their network infrastructure and deliver similar broadband services.

New digital technologies have been introduced to increase the speed and quality of digital transmission over the copper wire infrastructure, or local loop, in the last mile and provide alternative means of accessing the network backbone. The increased speed, lower transmission cost, higher reliability and quality of digital networks are better suited for transmitting the increased level of enhanced voice, video and high-speed data traffic that now must pass over the last mile. NSPs continue to aggressively install higher-speed, digital broadband transmission technologies, such as DSL, in the last mile. According to research data compiled by IDC, the worldwide number of DSL connections is expected to grow to over 115 million subscribers by 2007. Based on current market statistics and considering an average price of $100 per line this market growth would require approximately $5.1 billion in DSL equipment over the next four years.

NSPs have deployed various narrowband and broadband technologies across customers’ wide area networks in order to provide cost-effective access solutions for their customers. Demand for high-speed access services has increased and more protocols have emerged to facilitate the connections of business customers to NSPs’ network backbones. Protocols are computer languages that allow two or more communications devices, such as modems, to communicate with one another. These protocols include Internet Protocol, commonly referred to as IP, Frame Relay, asynchronous transfer mode, commonly referred to as ATM, integrated services digital network, commonly referred to as ISDN and others. When networks must support multiple protocols, network management is more difficult because many protocols are being used simultaneously and the network management devices must decipher each protocol. The proliferation of protocols makes the provision and management of high-speed access technologies and services increasingly difficult. As a result, NSPs are required to operate and maintain hybrid networks comprised of recently adopted new technologies and existing installed equipment.

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

As demand for high-speed transmission continues to increase, we believe that the telecommunications industry will continue to develop and deploy new broadband access technologies, which will become increasingly cost competitive with traditional technologies. As a result of changes in the telecommunications industry, NSPs are requiring flexible solutions that can be scaled to meet growing demand for voice, video and data services, and also permit easy, cost-effective enhancements in the future. With the increasing number of access protocols and equipment options, customers are placing a higher level of importance on the ability of equipment providers to deliver integrated system solutions.

Business Objective and Strategy

Our objective is to maintain and build upon our position as one of the leaders in the broadband access market by focusing on several solutions: next generation DSL, conventional copper broadband, voice over broadband and Service Level Management. Key elements of our strategy include:

Continue To Develop Innovative Broadband Technology and System Solutions

We will continue to focus on providing innovative, cost-effective broadband access solutions that improve communications over the traditional copper telephone wire infrastructure for NSPs and business customers. Sales of broadband equipment represented approximately 89% of our total equipment sales revenues for 2003. We believe that our internally developed technologies play a key role in differentiating our products from those of our competitors. We have been issued over 325 U. S. patents, hold over 205 patents and have over 70 U. S. patent applications pending, and we expect that many of these patents and patent applications will contribute to the development of new technologies and systems. In addition, we will continue to collaborate with technology partners, in the U.S. and overseas, to facilitate the development of competitive products, as we have previously done with Lucent, ST Microelectronics, Texas Instruments and others. Our DSL technological innovations include our ReachDSL technology, which continues to be further enhanced and brought to market in the form of our ReachDSL products. Our ReachDSL transceiver technology, which is the core building block of our ReachDSL products, has demonstrated superior loop reach, immunity to typical impairments and ease of installation over alternative DSL technologies.

In January 2002, we signed an agreement with Alcatel Microelectronics (a division of Alcatel that was subsequently sold to ST Microelectronics) to develop a new ADSL chipset that incorporates our ReachDSL technology. If successful, this new ADSL chipset, called ADSL/R, will allow NSPs to deploy a single product everywhere without concern for whether the copper lines will fully support ADSL technology. It is anticipated that the ADSL/R chipset will initially attempt to establish connectivity with ADSL, but if it fails to do so, it will establish connectivity with ReachDSL, providing the customer with broadband service regardless of the line conditions. This feature can potentially save the NSP a considerable amount of operational expense, delay and customer frustration. We believe ReachDSL technology will continue to allow us to provide differentiated solutions, both in products and chipset technology, which provide our NSP customers with greater market coverage to more customers and lower installation costs than alternative DSL products.

In February 2003, we offered a new customer premise product that uses ADSL/R technology, which allows the product to operate with standard ADSL technology or, alternatively, with ReachDSL technology. This product represents a large potential benefit to carriers who wish to deploy both standards-based ADSL for some customers and Paradyne’s unique ReachDSL in the more challenging environments. This new product will allow the carrier to only have to stock and support a single customer premise product to cover both technologies. In 2004, we plan to offer an enhanced version of ADSL/R supporting the latest ADSL standards ADSL2 and ADSL2+, allowing the NSP to gain the same operational efficiencies and be able to deploy and support video and voice over IP services. We expect the product will be available later this year.

With the acquisition of Elastic Networks in 2002, we obtained a new set of innovative DSL technologies called EtherLoop. Elastic Network’s BitStorm product family uses EtherLoop technology to deliver up to 10 Mbps over standard telephone wiring. Elastic Networks had found some success in the in-building and hospitality (hotel) DSL markets with their BitStorm products. We have continued to pursue these markets by expanding the BitStorm product line to support video over DSL and significantly improved the cost effectiveness of hospitality and in-building broadband solutions for data and video services. Additionally, Paradyne increased the number of NSP partners in the hospitality market, resulting in a substantial increase share of the hospitality and in-building services market. We believe the additional Bitstorm products along with the EtherLoop technology has allowed Paradyne to provide differentiated video and data solutions to the emerging in-building and hospitality DSL markets.

Our SLM technology innovations have been implemented in our iMarc and OpenLane products. We continue to enhance these products with innovations that enable our NSP customers to offer more cost-effective SLM services more broadly. We continue to enhance our DSL solutions with products designed for the in-building DSL market and more cost-effective DSL access multiplexer, or DSLAM, solutions for deployment of ADSL, SHDSL and our ReachDSL technology. In order to increase customer premise equipment choices for our customers, we will continue to interoperate with products that allow customers to perform additional, high-value functions over their DSL network. These products allow voice, video and data to share the DSL network, streaming audio and video over a DSL network, or special protocols to be transmitted over a DSL network. In order to create additional features for our DSLAMs, we continue to develop new versions of both hardware and software to support new requirements from our customers. Further, we have integrated our iMarc SLM technology into additional platforms, including those that support DSL, IP and ATM. These new SLM DSL products will enable service providers to offer higher profit business networking to branch offices and expand their services beyond the commodity internet access markets. As our customers continue to expand their DSL networks into the application space of conventional broadband networks, we believe our technological leadership and products will provide Paradyne with a competitive advantage.

Continue To Capitalize On Global Buildout of DSL Infrastructure

Unit sales of DSL equipment, as projected by industry sources, continue to show strong growth. According to a worldwide analysis by Point Topic produced in conjunction with the DSL Forum, NSPs added over 27 million lines of DSL in 2003, 65% more than in 2002. Total DSL lines increased by over 30% in the second half of the year, reaching 63.8 million by December 31, 2003, and fueling 78% growth for the year as a whole. This increase is due to accelerated broadband adoption in a greater number of countries, and DSL winning a larger share of the worldwide market over cable modem offerings.

To capitalize on this projected growth, we intend to continue to pursue “design wins” from NSPs that are offering or plan to offer DSL services. A “design win” is achieved when an NSP adopts Paradyne products as one of a limited number of DSL platforms for its central office or private network deployment. A typical NSP build out includes DSLAMs in an NSP’s central office, resulting in an installed base into which Paradyne will be well positioned to sell DSL line-cards for the DSLAMs and DSL customer premises equipment for the end user. From the third quarter of 1997 through the fourth quarter of 2003, Paradyne has shipped over 36,000 DSLAMs into the marketplace with more than 5.2 million ports of capacity in the field. Some of our current DSL customers include Choice One Communications, Integra Telecom, Beijing Telecom, Dalsviaz (Russia), Cavalier Telephone, TDS Telecom, Northern Telephone, Shanghai Telecom, Concord Telephone, Matanuska Telephone, BroardCom Communications, Puerto Rico Telephone Company, Sprint and Verizon. We will continue to focus on increasing our number of design wins with new NSPs, as well as maintain our existing relationships with NSPs who have awarded us design wins in the past.

We increased our efforts to penetrate the emerging DSL markets outside of the U.S. in 2003 and had success with Serbia Telecom, Cybernet, Og Vodaphone, and EGYNET. These markets represent greater opportunities in 2004 and beyond than they have in the past as many countries throughout Asia, Europe, Africa and Latin America are starting to deploy broadband DSL networks. We also intend to continue to produce a variety of DSL line-cards and develop or interoperate with innovative DSL customer premises equipment to handle the diverse needs of our NSP customers. We intend to deliver DSL solutions which improve the profitability of our NSP customers by avoiding the hidden costs associated with many DSL technologies, such as incremental unbudgeted truck rolls, and by providing business grade solutions that will allow our customers to expand their services beyond basic internet access.

In 2003, we expanded our market share within the in-building and hospitality markets for high-speed access and video over DSL services. These markets have stabilized and have emerged as requiring support for video on demand, internet access and voice. The BitStorm product line is able to cost effectivity deliver the bandwidth over short copper loop distances to support applications like these. In both the in-building (multiple dwelling unit or MDU) market and the hospitality (hotels) market, demand for services like these offer service providers and building owners attractive business opportunities. In 2003, we closed significant equipment deals with Sprint and several significant NSP partners, focused on the U.S. MDU market, and major hotel chains such as Six Continents, a hotel holding company with over 3,200 hotels around the world, such as Inter-Continental, Crowne Plaza, Holiday Inn, Holiday Inn Express and Staybridge Suites by Holiday Inn, International Hilton Group, Marriott, and Sheraton. We will continue to focus on increasing our number of design wins with new MDU and hospitality customers, as we believe we are in the position to take advantage of these markets that are in a continued growth phase.

Worldwide Deployment of iMarc as Part of Our NSP/ SLM Solutions

NSPs are enhancing their service offerings by providing intelligent devices such as certain of our iMarc products that provide NSPs with the diagnostic instrumentation to remotely monitor, diagnose and isolate the source of network performance issues. As a result, NSPs are able to provide higher uptime services, with lower costs of operations. In addition, NSPs are offering service level agreements for their Frame Relay and asynchronous transfer mode business customers. Service level agreements are put in place between an NSP and the NSP’s customer to document how the NSP and the customer expect the service to operate. Three parameters are generally measured and documented in these agreements: (1) availability (i.e. whether the service connection is up and running), (2) latency (delay in traversing the network from end-to-end) and (3) throughput (bandwidth used for the customer’s connection). If the service does not operate as specified according to these parameters, then there is typically some type of remedy. One example of those specified agreements is an agreement that service is to be available 24 hours a day, 365 days a year. If the service is not available for one of those days, then the NSP may then be required to reimburse the customer for one day’s worth of charges. We believe that as service level agreements become more widely adopted, NSPs and end user customers will increasingly require SLM solutions and, therefore, NSPs will be required to incorporate these solutions in their networks. We intend to focus on further integrating iMarc as part of our existing NSP customers’ service level agreement solutions and obtaining additional iMarc design wins from new NSPs. Currently, AT&T, SBC, BroadWing, WorldCom, Verizon and Sprint, Telus and Bell Canada offer iMarc solutions to their customers. In addition, we intend to work with leading Frame Relay NSPs and DSL NSPs to deploy lower cost Frame Relay and Virtual Private Network (VPN) solutions using our iMarc DSL solutions. These solutions offer dramatic reductions in costs associated with the access networks. In addition, the Frame Relay over DSL solutions reduce the Frame Relay NSPs backbone costs by consolidating the number of access lines terminated on a common Frame Relay switch. These cost reductions offer increased opportunities to improve margins and increase service rates among the existing Frame Relay customers. They also offer the opportunity for NSPs to migrate the large number of business applications from lower end alternative services such as ISDN, satellite and dial-up connections, and expand the addressable market.

Focus on Product Sales To and Through NSPs

We intend to continue focusing on NSPs that deploy DSL, Frame Relay and IP voice, video and data services to capitalize on the increased demand for such services. Over the past five years, our sales to NSPs have increased as a result of the efforts of our worldwide NSP direct sales force. We intend to focus the efforts of our direct sales force on maintaining and increasing sales within our current NSP customer base as well as attracting new NSP customers worldwide.

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

Products and Technologies

We develop, manufacture and distribute an extensive line of broadband network access products and technologies. Sales of broadband products represented approximately 81% of our total equipment sales revenue in 2001, approximately 82% in 2002 and approximately 89% in 2003. In addition, we provide systems that allow business customers and NSPs to have a high level of management, monitoring and control over their network access equipment and circuits. Although advanced network management systems are an important aspect of our products and technology, they have not been a material aspect of our sales revenue generation. The table below includes a summary of our principal products. A further description of these products follows the table.

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

ADSL/ADSL2

Consists of:

- A line card that fits inside the DSL access multiplexer, or DSLAM, and supports asymmetric digital subscriber line, or ADSL, technologies that operate at the highest possible speed based on the quality of the telephone line, and g.lite a lower speed, splitterless asymmetric DSL technology.

- A customer premises endpoint that connects the users’ equipment to the telephone line.

The card in the DSLAM and the endpoint create a high speed packet connection operating at transmission rates up to 12 megabits per second over a two wire telephone line. Also allows voice to be transmitted at the same time data is being transmitted and allows business partners to provide endpoints that work with Paradyne’s DSLAM.

RADSL

Consists of:

- A line card that fits inside the DSLAM, and supports ADSL and symmetric digital subscriber line, or SDSL, technologies that operate at the highest possible speed based on the quality of the telephone line.

- A stand-alone endpoint that connects the user to the telephone line.

The card in the DSLAM and the endpoint create a high speed packet connection operating at transmission rates up to 7 megabits per second over a two wire telephone line. Also allows voice to be transmitted at the same time data is being transmitted.

MSDSL	Consists of: - A line card that fits inside the DSLAM and supports SDSL technology. - An endpoint that connects the end user equipment to the telephone line.	The card in the DSLAM and the endpoint create a high speed channelized connection operating at transmission rates up to 2 megabits per second over a two wire telephone line. Allows channelized voice to be transmitted at the same time data is being transmitted.

SDSL	Consists of: - A line card that fits inside the DSLAM and supports SDSL. - An endpoint that connects the end user equipment to the telephone line.	The card in the DSLAM and the endpoint create a high speed ATM based connection operating at transmission rates up to 2 megabits per second over a two wire telephone line. Also allows interoperability with certified business partner provided endpoints and iMarc DSL endpoints.

SDSL /IDSL

Consists of:

- A high density line card that fits inside the DSLAM and supports SDSL/integrated digital subscriber Line, or IDSL, technology that operates at the highest possible speed based on the quality of the telephone line.

- An endpoint that connects the end

user equipment to the telephone line.

The card in the DSLAM and the endpoint create a high speed connection operating at transmission rates up to 2 megabits per second over a two wire telephone line. IDSL also allows operation through a Digital Loop Carrier (DLC) for service areas that are fed by DLC based connections.

Product	Description	Application
G.SHDSL

Consists of:

- A line card that fits inside the DSLAM and supports G.SHDSL technology that operates at up to 2 megabits per second.

- A customer premises endpoint that connects the users’ equipment to the telephone line.

The card in the DSLAM and the endpoint create a high speed connection operating at transmission rates up to 2 megabits per second over a two wire telephone line. Also allows interoperability with certified business partner provided endpoints and iMarc DSL endpoints.

ReachDSL	Consists of: - A line card that fits inside the DSLAM and supports ReachDSL technology. - An endpoint that connects the end user equipment to the telephone line.	The card in the DSLAM and the endpoint create a high speed packet connection operating at transmission rates up to 2.2 megabits per second over a two wire telephone line. Also allows voice to be transmitted at the same time data is being transmitted.

ADSL/R CPE	An endpoint device that connects the end user equipment to the telephone line using either ADSL or ReachDSL technology.	The ADSL/R endpoint creates a high speed packet connection operating at transmission rates up to 8 megabits per second over a two wire telephone line running ADSL or up to 2.2 megabits per second over a two wire telephone line running ReachDSL technology. Also allows voice to be transmitted at the same time data is being transmitted.

GranDSLAM 4200	A DSL access multiplexer designed to support a single DSL technology (either ADSL or ReachDSL) over a standard telephone wire. This DSLAM is packaged in a small housing that is only one rack-unit in height (referred to as a “1-U” DSLAM), making it very conservative in terms of the rack space required to house the unit.	Typically resides inside an NSP’s central office or remote terminal cabinet and terminates up to 24 ADSL or ReachDSL lines and aggregates them into a high-speed connection to a network backbone. Ideal for applications where there is very limited physical space to house the DSLAM.

BitStorm 2400 IP DSLAM	A DSL access multiplexer that is one rack unit in height, designed specifically to support EtherLoop next generation IP DSL technology enabling bi-directional IP bandwidth up to 10 Mbps per line, all compatible with baseband voice on a single pair.	Typically resides inside an NSP’s central office or in a building wiring closet and terminates up to 24 EtherLoop lines and aggregates them into a high-speed IP connection to a network backbone.

BitStorm 2600 IP DSLAM	A DSL access multiplexer that is one rack unit in height, designed to support standard ADSL services to a standard ADSL endpoint product at the customer premise, simultaneous with baseband voice on a single pair.	Typically resides inside an NSP’s central office or in a building wiring closet and terminates up to 24 ADSL lines and aggregates them into a high-speed IP connection to a network backbone

BitStorm 4800 IP DSLAM	A DSL access multiplexer that is one rack unit in height, designed to support standard ADSL services to a standard ADSL endpoint product at the customer premise, simultaneous with baseband voice on a single pair.	Typically resides inside an NSP’s central office or in a building wiring closet and terminates up to 48 ADSL lines and aggregates them into a high-speed IP connection to a network backbone.

Product	Description	Application
StormPort CPE	From the Elastic Networks acquisition. IP DSL modems enabling baseband voice and bi-directional IP bandwidth up to 10 Mbps.	Typically resides at a customer premise location where the DSL service is terminated by a customer Ethernet port.

iMarc SLM (Service Level Management)	Consists of: - A stand-alone endpoint that connects remote offices to a frame relay network. Also available as a line card. - SLM software for monitoring and managing a Frame Relay network.	Many locations are connected to a Frame Relay network and the SLM software is used to make sure each location is operating efficiently per the configuration of the Frame Relay service.

iMarc SDSL

Consists of:

- A stand-alone endpoint that connects remote offices to an ATM based Frame Relay network and supports symmetric digital subscriber line, or SDSL (2B1Q) technology that operates at the highest possible speed based on the quality of the telephone line.

- SLM software for monitoring and managing a Frame Relay network.

The SLM software is used to make sure each location connected to the Frame Relay network is operating efficiently per the configuration of the Frame Relay service. iMarc SDSL provides the same basic capabilities of the iMarc FLEX product, however, it incorporates SDSL as an alternative to T1 or DDS access.

iMarc SDSL Router

Consists of:

- A stand-alone endpoint with an integrated basic router that connects remote offices to an ATM based Frame Relay or IP VPN Network and SDSL technology.

- Optional SLM software for monitoring and managing a Frame Relay network.

The SLM software is used to make sure each location connected to the Frame Relay network is operating efficiently per the configuration of the Frame Relay service. iMarc SDSL provides the same basic capabilities of the iMarc FLEX product, however, it incorporates SDSL as an alternative to T1 or DDS access and includes an integrated router.

iMarc G.SHDSL

Consists of:

- A stand-alone endpoint that connects remote offices to an ATM based Frame Relay network and supports standard G.SHDSL technology that operates at the highest possible speed based on the quality of the telephone line.

- SLM software for monitoring and managing a Frame Relay network.

The SLM software is used to make sure each location connected to the Frame Relay network is operating efficiently per the configuration of the Frame Relay service. iMarc G.SHDSL provides the same basic capabilities of the iMarc FLEX product, however, it incorporates G.SHDSL as an alternative to T1 or DDS access.

iMarc Network to Network	A stand-alone endpoint that connects two Frame Relay networks together.	Allows two different Frame Relay networks to be connected together and support the SLM software applications.

iMarc/ATM	A stand-alone endpoint that connects large locations to a Frame Relay network through a 45 megabits per second connection to an ATM network.	Allows one high-speed connection to a Frame Relay network that is more efficient than many lower speed connections.

Jetstream CPX-1000	A standards-based voice gateway chassis that provides all the signaling and interfaces required for broadband access equipment to interface with a standard class-5 telephone switch.	Enables broadband voice services by allowing the interconnection of ATM data streams to a standard class-5 telephone switch, converting the ATM broadband connection to a standard T1 or E1 telephone switch connection.

Product	Description	Application
Acculink Broadband Digital Access	Stand-alone endpoints that transmit data and voice over high-speed circuits. Also available as a line card.	Allows voice and data traffic to share a single, high-speed circuit to a variety of backbone networks.

Narrowband Solutions

Product	Description	Application
Comsphere Subrate Digital Access	Stand-alone and line card products that support data transmission over digital network facilities.	Allows data services to be connected over digital leased lines at narrowband speeds.

Comsphere Modems	Stand-alone and line card products that support data transmission over analog network facilities.	Dial-up and leased line modems that allow narrowband connectivity over analog lines

Network Management Solutions

Product	Description	Application
OpenLane Network Management System	Software for managing networks built with Paradyne products.	Used as a stand-alone system or part of a larger system to manage all the Paradyne products deployed in a network.

GrandView Network Management System	Software for managing networks built with Paradyne GranDSLAM or Bitstorm products.	Used as a stand-alone system or part of a larger system to manage all the Paradyne GranDSLAM or Bitstorm products deployed in a network.

Broadband Solutions

Broadband DSL

The multiservices system includes DSLAM termination equipment, which provides aggregation of services in the central office, and an array of customer premises equipment, which extend various broadband access services over the local loop to the customer premise. The system supports a range of broadband multimedia access services, such as business and residential Internet access, remote local area networks access and virtual private network access at symmetric rates (similar transmission rate for sending and receiving data over the same line) of up to 2 Mbps and asymmetric rates (varying transmission rates for sending and receiving data over the same line) of up to 12 Mbps. It also supports Frame Relay, ATM and T1/E1 channelized access to the wide area networks. With channelized access, customers can send and receive voice or data traffic on different channels. For example, channels 1-12 could be used to send data while channels 13-24 could be used to send voice. In addition to supporting high density configurations for central office applications, the efficient packaging for lower density market entry applications allows products to be deployed in a variety of private copper networks, including multi-dwelling-units for both business and residential access services, universities, hotels, and government campus private networks.

Our primary customers for our DSL products are CLECs, incumbent carriers and other NSPs. Our DSL customer base is expanding in international markets through deregulation and the rapidly growing interest in developing countries for broadband DSL. Our products are easily installed, scaleable and operate over long loops, which enhance an NSP’s ability to deploy them quickly and service new customers. Additionally, these qualities allow our NSP customers to supply symmetric services to their business customers and asymmetric services to their consumer customers or they may want to use ATM on some backbone connections and Frame Relay on other backbone connections. The system can be configured, monitored and controlled through our GrandView network management system which provides complete end-to-end management and reporting coverage of the entire broadband DSL access solution.

Our DSL products consist of two major product categories, DSLAMs and customer premises equipment.

Multiservices GranDSLAMs: A DSLAM is a DSL access multiplexer installed in NSPs’ central offices and private copper networks that provides termination and aggregation of multiple DSL lines and associated services protocol translation. Paradyne’s Multiservices DSLAMs are called the GranDSLAM. The GranDSLAM systems consist of network equipment building standard (NEBS) certified chassis and associated DSL line cards, and an aggregation system with a variety of wide area network options and a standards based network management system. Network equipment building standard certification is generally necessary in order for a product to be installed in the central office of an NSP. Key features of a GranDSLAM system include:

•	the ability to support line cards that support between four and 24 ports per card;

•	multiple DSLAM configurations, which include our highly-compact, stackable DSLAM supporting as few as 24 DSL ports which is scalable to 48 ports and our high-density DSLAM supporting as many as 432 lines per shelf;

•	the ability to support a range of voice and data applications that operate over packet technologies and channelized access technologies;

•	a broad set of available interfaces to consolidate traffic onto a backbone network. These interfaces operate from between 1.544 Mbps up to 155 Mbps in asynchronous transfer mode (ATM) interfaces and up to gigabit speeds to support Ethernet interfaces. These interfaces include: 10base-T, 100base-T, 1000base-T Ethernet interfaces, and T1 E1, NxT1, DS-3, E3, STM-1 and OC3 ATM interfaces.

•	a simple network management protocol compliant distributed network management architecture that supports efficient network management required for large NSP network deployments.

DSL customer premises equipment: DSL customer premises equipment terminates DSL access services at the customer premise for connectivity to local area networks, personal computers, routers and other voice and data equipment. Customer premises equipment operates at a variety of transmission speeds and loop lengths to meet the needs of our customers. Customer premises equipment and associated DSLAM line cards support multiple DSL technologies. In addition to developing our own DSL customer premises equipment, we partner with third parties for customer premise equipment and interoperability with other industry leaders to provide our customers with a broader range of endpoints and expand the total service opportunities supported by our system.

BitStorm. As a result of the Elastic Networks acquisition in March 2002, we now develop, manufacture and distribute the BitStorm family of products. The BitStorm system includes (1) The BitStorm 2400 IP DSLAM, the BitStorm 2600 and the BitStorm 4800 IP DSLAM, which provide aggregation of services in the central office or the building wiring closet, and (2) StormPort or ADSL customer premises equipment, which extends broadband access services over the local loop to the customer premise. The system supports a range of broadband multimedia access services, such as business and residential Internet access, remote local area networks access and virtual private network access at symmetric rates (similar transmission rate for sending and receiving data over the same line) of up to 10 Mbps or asymmetric rates up to 12 Mbps. BitStorm products are ideal for multi-dwelling units for both business and residential access services, universities, hotels, and government campus private networks.

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

Our BitStorm products consist of two major product categories, a selection of DSLAMs and customer premises equipment.

BitStorm 2400 IP DSLAM: The BitStorm 2400 IP DSLAM is a compact, 1-U (one rack unit in height) device that incorporates 24 dedicated EtherLoop ports, and a high-speed aggregation uplink for IP networks. As subscriber requirements grow, units may be stacked to provide as many as 192 ports. Key features of a BitStorm 2400 IP DSLAM system include:

•	the ability to support up to 24 EtherLoop ports;

•	the ability to support data applications that operate over packet technologies; and

•	a simple network management protocol compliant distributed network management architecture that supports efficient network management required for large or small network deployments.

BitStorm 2600 IP DSLAM: The BitStorm 2600 IP DSLAM is a compact, 1-U device that incorporates either 24 dedicated ADSL ports, and a high-speed aggregation uplink for IP networks. As subscriber requirements grow, units may be stacked to provide as many as 192 ports. Key features of a BitStorm 2600 IP DSLAM system include:

•	the ability to support up to 24 ADSL ports;

•	the ability to connect to a wide range of industry standard ADSL endpoints;

•	the ability to support a range of voice and data applications that operate over packet technologies; and

•	a simple network management protocol compliant distributed network management architecture that supports efficient network management required for large or small network deployments.

BitStorm 4800 IP DSLAM: The BitStorm 4800 IP DSLAM is a compact, 1-U device that incorporates either 24 or 48 dedicated ADSL ports, and a high-speed aggregation uplink for IP networks. As subscriber requirements grow, units may be stacked to provide as many as 384 ports. Key features of a BitStorm 4800 IP DSLAM system include:

•	the ability to support up to 24 or 48 ADSL ports;

•	the ability to connect to a wide range of industry standard ADSL endpoints;

•	the ability to support a range of voice and data applications that operate over packet technologies; and

•	a simple network management protocol compliant distributed network management architecture that supports efficient network management required for large or small network deployments.

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

DSL technology innovation: We expect to continue to implement multiple DSL technologies in our products, and, consistent with market requirements, to implement additional DSL technologies as they become available and accepted in the market. While we purchase some of the DSL technologies implemented in the GranDSLAM and customer premises equipment, our ReachDSL product represents a unique DSL technology developed and implemented by us that does not require a telephone line splitter and works over very long loops. The primary advantages of ReachDSL technology are:

•	simultaneous voice and data capability over copper loops up to 30,000 feet (compared with ADSL which typically operates up to 17,000 feet) unaffected by multiple terminations of copper loop, commonly known as bridged taps, which provides for ease of customer installation and eliminates need for rewiring at the customer premise; and

•	its ability to provide high bandwidth service in an impaired copper environment.

The ReachDSL product is well suited for line sharing and spectrum unbundling applications as specified by the Federal Communications Commission on December 9, 1999. ReachDSL can be operated in line sharing configurations where the DSL service is delivered over the same local line that is delivering basic telephone service. In addition, ReachDSL has demonstrated an ability to operate consistently over a wider range of loop conditions and loop lengths than ADSL based products. We believe ReachDSL provides a competitive advantage for competitive local exchange carriers and incumbent carriers in this application. Additionally, we believe ReachDSL offers unique capabilities for the incumbent telephone companies in developing countries, where the copper infrastructure is particularly challenging for ADSL. The unique performance characteristics of ReachDSL position us well for future business in developing countries around the world.

We expect to continue to implement multiple DSL technologies in our BitStorm products consistent with market demand and new technological innovations. Our BitStorm EtherLoop product works at high speeds over short loops and at slower, but still broadband speeds over very long loops. The primary advantages of EtherLoop technology are:

•	service up to 10 megabits over copper loops up to 5,000-6,000 feet, which enables simultaneous high-speed video services in addition to internet access and baseband voice; and

•	operation over copper loops up to 24,000 feet unaffected by bridged taps and other typical loop impairments, similar to ReachDSL.

Broadband SLM

iMarc. Our iMarc system is an innovative Service Level Management system, or SLM, for Frame Relay, Frame Relay/ATM, and IP networks. The iMarc system consists of customer premises equipment, NSP equipment and network management software to monitor and measure network performance across public Frame Relay networks. The iMarc system is available with service level verification features that measure performance and store the results for retrieval by our OpenLane network management system. The storage and data retrieval mechanisms have been implemented according to recognized industry standards, which makes the iMarc system compatible and interoperable with many other systems that business customers or NSPs may have installed. The iMarc network access units also provide extensive non-disruptive diagnostic and testing capabilities along with standard access functionality, to give enterprise customers or service providers a complete managed solution.

Key features of our iMarc system include:

•	extensive performance management with diagnostic and control capabilities that are used to identify and resolve problems quickly without disrupting the network;

•	standards based measurements that allow customers to measure data throughput both within and above their committed information rates;

•	availability in a range of conventional network access speeds, from 64 Kbps up to T3;

•	additional availability in SDSL and G.SHDSL based configurations to enable Frame Relay services over DSL access networks;

•	non-disruptive management that can be accessed over the Frame Relay network or through an integrated dial modem;

•	ability to install and diagnose without the presence of a router or a costly technician visit to the customer site;

•	dial backup through integrated service digital network to protect against network failures;

•	network to network interface for SLM across multiple Frame Relay networks;

•	auto configuration of customer premises equipment for ease of installation; and

•	ability to scale from small single customer networks to large service provider networks.

iMarc allows companies to build and manage data networks based on public network services, while maintaining the same operational efficiency and confidence used in the management of private networks. By deploying iMarc, business customers can move applications from costly leased lines to shared public networks and benefit from reduced network services costs, while maintaining a high degree of control of the network. The iMarc system enables NSPs and business customers to accurately monitor the performance of individual customer connections across a public or private Frame Relay or Frame Relay/ATM network and to report details of that performance at varying time intervals.

iMarc FLEX has been integrated into the service offerings of certain leading Frame Relay NSPs. iMarc FLEX is a SLM product that can be deployed in a basic and less expensive configuration delivering a subset of the iMarc features. This product targets those customers that want a subset of the Frame Relay diagnostic features and who may eventually wish to deploy a complete SLM solution. iMarc FLEX is easily installed and is upgradeable through software to the full set of SLM features. This product is then directed at NSPs that wish to analyze all of their Frame Relay customer lines to enable quick and easy problem resolution from their network operation centers. We believe this product will enhance our ability to win new NSP business because it offers substantial operational cost savings over conventional DSU/CSU products.

iMarc DSL, an extension to the iMarc family, incorporates G.SHDSL, SDSL and IDSL technologies into the iMarc FLEX platform. It therefore offers the iMarc FLEX features with the added benefits of DSL as an access technology. The iMarc DSL product is available in both basic V.35 DSU/CSU like configurations and in an iMarc DSL Router model, which provides an integrated router function for many lower-end branch office applications, which may not have an existing router. We believe the iMarc DSL products will offer both DSL NSPs and Frame Relay NSPs an opportunity to move DSL access services into the profitable Frame Relay services market for improved profitability and increased customer demand.

iMarc SLV Router, an extension to the iMarc family, is an intelligent T1/FT1 SNMP CSU with added Ethernet functionality. The iMarc SLV Router offers advanced SLM capabilities, including Web-accessible historical network performance graphs, historical service level agreement verification reports, proactive thresholding along with the standard frame-aware visibility and diagnostics. These world-class-end-to-end SLM capabilities coupled with branch office router functionality make the iMarc SLV Router the perfect all-in-one solution for service providers and enterprise customers.

Acculink. T1/E1 Access Products and Acculink digital access products consist of a range of products that provide an interface between a T1 circuit, which carries data at 1.544 Mbps or an E1 circuit, which carries data at 2.048 Mbps, and a customer’s high-speed digital equipment, such as a computer, router, multiplexer, wide area network switch or telephone system. The Acculink products are managed by our OpenLane network management system, which provides centralized management of large, geographically disbursed networks for NSPs and businesses. Businesses, service providers, government entities and other organizations use these products to build low-cost, centrally managed networks for high-speed, digital applications. Our T1/ E1 digital access products provide a broad range of features, including centralized, standards-based network management multiple voice and data interface ports and multiplexing. The Acculink T1/ E1 products were introduced as a standard part of AT&T’s High-Speed Accunet digital services in the early 1990s, and have been deployed widely in large business networks ever since.

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

Businesses, service providers, government entities and other organizations use these products to build low-cost, centrally managed networks for their digital applications. Many of these customers have also begun installing our Acculink and iMarc products for their broadband network access applications.

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

GrandView and JetVision. In both the GrandView and the JetVision network management systems, a centralized management platform, provides management of our DSL products and our JetStream products, respectively. Both network management systems offer a user-friendly graphical user interface and graphical reporting.

Corporate Development Relationships

Our success is dependent upon our continued development relationships with companies with whom we have development arrangements. We expect to continue to collaborate with technology partners to facilitate the development of competitive products. Currently, our development relationships include the following:

ST Microelectronics ( formerly Alcatel). In January 2002, we entered into an agreement with the microelectronics unit of Alcatel to jointly develop and produce a new generation of ADSL chipsets. Known as ADSL/R, this chipset will combine standard ADSL technology with Paradyne’s patented ReachDSL technology. As part of this agreement, Paradyne has granted to the then Alcatel’s microelectronics unit a license to use our ReachDSL technology for production of both central office (CO) and customer premise equipment (CPE) chipsets. Additionally, both companies have committed resources, which include research and development personnel, to ensure the successful development of the Dual Mode ADSL/R chipsets. In 2002 the microelectronics unit was sold to ST Microelectronics. The agreement for development of the ADSL/R product is on-going with ST Microelectronics.

Texas Instruments. In March 2002, we entered into an agreement with Texas Instruments to jointly develop a multi-mode ReachDSL and ADSL customer premise equipment (CPE) chipset for use in DSL endpoint devices. This development has resulted in several chipsets that are able to run ADSL or Paradyne’s proprietary ReachDSL technology. Additionally, both companies committed development resources to ensure successful completion of the dual mode ADSL/R chipsets.

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

Our direct sales teams are organized to sell directly to NSP, value added reseller and distributor customers. Our NSP and value added reseller customers purchase our products and then sell them or provide them in a service offering to their end-user customers, whether business customers or residential customers. This team markets to business customers in support of our value-added reseller and NSP partners. Our resellers add value by providing order processing, credit and significant sales and technical support. Our field sales teams are comprised of sales and systems engineering personnel that are experienced and knowledgeable about the products and technologies we provide and support. Our field sales teams are further supported by Paradyne’s telesales team. This inside sales team answers all incoming emails and telephone calls, makes outbound telephone calls, follows up on leads generated through advertising and provides telephone support to our resellers.

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

Channel marketing programs allow us to attract and support our resellers, including NSPs. Our reseller program markets and sells products directly to large resellers and through national distributors, such as Ingram Micro, Tech Data, Graybar and SoluNET, to hundreds of value added resellers and NSPs. Our relationships with these distributors provide significant value to our reseller partners by giving them immediate availability to product without the cost of stocking. These well known distributors also extend credit to resellers, increasing their buying power, and providing them with direct shipments to end customers further reducing costs. Our reseller programs provide advertising support, volume incentive rebates, and exclusive access to technical support via 1-800 numbers and through our web site. Special programs encourage value added reseller loyalty, focus on strategic products, and focus on winning new accounts. Specialized product training programs are provided to our resellers at our headquarters, in the field and over the web.

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

Business Customers

Business customers include businesses around the world that purchase equipment for their company’s wide area network from Paradyne’s resellers or, for some international customers, directly from Paradyne. Set forth below is a representative list of businesses, which purchased over $100,000 of our products in 2003:

Alberta Gaming	Marriott
Avaya	Nortel
BNSF Railway	Northwest Airlines
Doubletree	PSE&G Beach
Fleet Boston Financial	Residence Inn t
Gart Sports	Solectron
Hilton	Swissotel
Homewood Suites

Network Service Providers

NSPs purchase equipment for their network or for resale into their customers’ networks. Set forth below is a representative list of NSPs, which purchased over $100,000 of our products in 2003:

Advantage Telecom

Alands Datakommunikation AB

Alaska Communications Systems

AMA Wireless, LLC

AT&T

Bahamas Telecommunications Company LTD

Bell Canada

Choice One Communications

Commonwealth Telephone Enterprises

Concord Telephone Co.

Covad Communications

Equant

Gemini Telemanagement Systems

General Dynamics

GT Com Inc.

Guadalupe Valley Telephone Cooperative

Guest Tek Interactive Entertainment

Integra Telecom

Islandssimi

ITC Deltacom

Lodgenet Entertainment Corporation

Matanuska Telephone

MCI

Network Telephone

Nishiyana Corp. of America

North Dakota Telephone Co.

North Pittsburgh Telephone Co.

North State Communications

Northern Telephone

Odin Telephone Exchange Inc.

Pacific Star Communications

Primatel Communications

Puerto Rico Telephone Co.

Pupin Telecom

SBC Communications

702 Communications

Smart City Telecom

Spint

Sprint Canada

STSN

TDDS Telecom

Telebec LTD

Telus Communications

Verizon

There were no customers in 2003 who comprised 10% or more of our total revenues.

Customer Support

We maintain a strong focus on customer service and support for our resellers and end-user customers. We accomplish this at our customers’ sites through systems engineers who work with customers in a pre-sales role, and through the support teams of our resellers. The Paradyne Technical Support Center provides telephone based pre-and post-sales support to resellers and customers on a seven-day, 24-hour basis and also provides proposal support to the sales organization. Our training organization provides technical training to end users, maintenance service providers, NSPs and sales channels. Training is included as a part of our channel programs or is provided on a fee basis. We provide maintenance support offerings that utilize a variety of service organizations based on geography and skills required. Our authorized service providers include Avaya, Vital Network Services and Equant (formerly TechForce). These service providers provide service offerings that include various maintenance packages, installation, remote management, project management and other professional service options. Warranties on most of our hardware products extend for 12 months. A few products have an outstanding 24-month warranty and other products have outstanding 60-month warranties. Software products carry a 90-day warranty. We provide factory repair or replacement of our products.

Competition

The telecommunications market is highly competitive. If we fail to compete effectively, our business will be adversely affected. We believe that competition may increase substantially as the introduction of new technologies, deployment of broadband networks and potential regulatory changes create new opportunities for established and emerging companies in the industry. This increase in competition may lead to price reductions of many of our products. We compete directly with other providers of broadband and narrowband access equipment, including Adtran, Alcatel, Carrier Access Corporation, Cisco, Copper Mountain, Kentrox, Larscom, Motorola, Nokia, Huewei, UT Starcom, 3Com, Tut Systems and Visual Networks. We expect that competition for products that address the broadband access market will grow as more companies and an increasing number of new companies focus on this market to develop solutions for higher speed access to public networks. We expect that competition for products that address the narrowband market will not dramatically change over the course of the next few years.

Our future success will depend on our ability to compete successfully against our competitors based on the following factors:

•	key product features;

•	system reliability and performance;

•	technological innovation;

•	price;

•	time to market;

•	breadth of product lines;

•	conformity to industry standards;

•	ease of installation and use;

•	brand recognition;

•	technical support and customer service; and

•	size and stability of operations.

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

We maintain research and development sites in Largo, Florida and Raleigh, North Carolina. In order to maintain a rapid pace of product introduction, we will need to continue to attract and retain talented engineers and invest in state-of-the-art research and development tools and processes. We will continue to maintain core competencies in key areas, such as Java programming, embedded system software, digital signal processing, internetworking, data communication protocols, test automation, central office solutions, RISC processing, transmission technologies, and telephony.

Currently, we are developing enhancements for all of our broadband DSL and SLM product families. We expect this work to result in feature improvements to these products and/or a reduction in the costs associated with their manufacture and/or deployment. We are focused on increasing the density and performance of our GranDSLAM, Bitstorm and JetStream systems and their ease of use by NSPs. We have completed the process of integrating Elastic’s and JetStream’s products and technologies with ours. In addition, we plan to continue investing in SLM system products, which facilitates the deployment of Frame Relay over DSL.

For a discussion of the amount we spend on research and development for the fiscal years ended December 31, 2001, 2002 and 2003, see “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operation - Results of Operation” of this Form 10-K.

Intellectual Property

Our success and ability to compete is dependent in part upon our proprietary technology. We rely on a combination of patent, copyright, trademark and trade secret laws and non-disclosure agreements to protect our proprietary technology. We have been issued over 325 patents, hold over 205 U. S. patents and have over 70 U. S. patent applications pending. There can be no assurance that patents will be issued with respect to pending or future patent applications or that our patents will be upheld as valid or will prevent the development of competitive products.

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

Most of Paradyne’s existing patent portfolio will be enforceable in the United States for at least the next ten years, provided that periodic maintenance fees are paid to the U. S. Patent and Trademark Office and unless a patent is determined to be invalid or unenforceable by an appropriate court or the U. S. Patent and Trademark Office. Most of Paradyne’s inventions that are directed to DSL and SLM technologies are covered in pending applications that have been filed in the last several years. If and once issued, these patents will be enforceable for 20 years from the date the application was originally filed, pursuant to applicable laws, provided that periodic maintenance fees are paid to the U. S. Patent and Trademark Office and unless the patent is determined to be invalid or unenforceable by an appropriate court or the U. S. Patent and Trademark Office.

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

Backlog

Our confirmed backlog at the beginning of each fiscal year is a small portion of the fiscal year’s revenue target. Most revenue booked in each quarter results from orders filled within the quarter. In most circumstances orders, can be rescheduled without penalty. Therefore, backlog is not a meaningful indicator of our future revenues.

Employees

As of December 31, 2003, we employed approximately 377 full time employees. None of our employees are covered by collective bargaining agreements, and we have never experienced a work stoppage, strike or labor dispute. We believe that our relations with our employees are good.

Government Regulation

From time to time, federal and state legislators propose legislation that could affect our business, either beneficially or adversely, such as by increasing competition or affecting the cost of our operations. Additionally, the Federal Communications Commission and state regulatory bodies may adopt rules, regulations or policies that may affect our business. We cannot predict the impact of such legislative actions on our operations.

In the United States, the Telecommunications Act of 1996 changed the regulatory environment for all NSPs, including the CLECs and ILECs among our customer base. The Telecommunications Act of 1996 removed federal, state and local barriers to entry into the local telephone market by CLECs. The Telecommunications Act of 1996 also imposed significant obligations on ILECs, including obligations to interconnect their networks with competitors’ networks and to unbundle their networks and provide competitors with access to unbundled network elements. CLECs and ILECs are a significant part of our customer base. The Telecommunications Act of 1996 also directs the FCC to adopt local loop access rules to enable competitive providers of advanced services, such as high-speed Internet access, to deploy new technologies on a faster, more cost-effective basis to consumers. The U.S. Congress continues to consider possible amendments to the Telecommunications Act of 1996.

The FCC continues to consider changes to its regulations, including those relating to network equipment registration and the deployment of broadband services. From time to time, the FCC or regulatory bodies may propose legislation or adopt rules, regulations or polices that could affect our business, either beneficially or adversely, such as by increasing competition or affecting the cost of our operations. Most recently, the FCC released a ruling on their triennial review of their policies on unbundled network elements. The ruling provides relief to the ILECs by removing unbundling rules for loops that are comprised of fiber to the home or neighborhood. They also removed the unbundled network element platform that permitted two CLECs to line share voice and data. Also, state Public Utility Commissions were given a larger role in how these rules are applied. The state commission’s new role could benefit either the ILEC or CLEC, depending on the particular state commission. As we provide products to both ILECs and CLECs, this ruling is not expected to significantly impact our revenues.

Companies selling terminal equipment to be connected to the public switched telephone network must register some of their products with the FCC and conform them to technical standards promulgated by the FCC in its regulations. These regulations are designed to protect the public switched telephone network from harm, including interference and service degradation.

Geographic Areas

For a discussion of domestic and international revenues and long-lived assets for the fiscal years ended December 2001, 2002, and 2003, see “Note 2 - Summary of Significant Accounting Policies: Concentration of Credit Risk” in the Notes to Consolidated Financial Statements included as part of this Form 10-K.

Item 2. Properties

Our principal administrative, engineering and manufacturing facilities are located in a leased building totaling approximately 289,823 square feet in Largo, Florida. The lease for the Largo, Florida facility expires in 2012, and we have two five-year renewal options under this lease. We have a development facility in Raleigh, North Carolina where we lease office space totaling 11,137 square feet. We also lease offices for subsidiaries and branch sales and administration in Canada, France, Egypt, Japan, Singapore, Brazil, Russia, Ukraine, India and the People’s Republic of China. Collectively, these offices occupy approximately 7,100 square feet. Leases for these facilities expire (or are cancelable without penalty) at various times during 2004, 2005 and 2006. We believe that the current facilities accommodate anticipated needs in these locations over the next 24 months. In addition, we have the right of first refusal on the construction of any building on some lands adjacent to our Largo, Florida facilities if more space is needed to expand our manufacturing operations.

I tem 3. Legal Proceedings

Following Paradyne’s September 28, 2000 press release regarding contemplated third quarter results, several securities class action suits (collectively, the “Florida Securities Actions”) against Paradyne, Andrew May, Paradyne’s Chief Executive Officer and President at the time, Patrick Murphy, Paradyne’s Chief Financial Officer and Senior Vice President, Thomas Epley, Paradyne’s then Chairman of the Board, and Sean Belanger, Chairman of the Board, Chief Executive Officer and President (collectively, the “Defendants”), were filed in October 2000 in the United States District Court for the Middle District of Florida, Tampa Division. Plaintiffs include the following stockholders: Steven Barrios, Hayes Ho, Jacob Turner, Robert Preston, Ron Walker, Jerold B. Hoffman and Amy K. Hoffman. The Florida Securities Actions allege violations by the Defendants of the securities anti-fraud provisions of the federal securities laws, specifically Section 10(b) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. The Florida Securities Actions further allege that the individual defendants May, Murphy and Epley are liable under Section 20(a) of the Securities Exchange Act as “control persons of Paradyne”. The plaintiffs purport to represent a class of investors during a purported class period of September 28, 1999 through September 28, 2000 and allege, in effect, that the Defendants during that time, through material misrepresentations and omissions, fraudulently or recklessly inflated the market price of Paradyne’s stock by allegedly erroneously reporting that Paradyne was performing well, that its inventories were properly stated, and that its customer base and product demand were solid. The Florida Securities Actions seek damages under the fraud-on-the-market theory in an unspecified amount for the purported class for the alleged inflated amount of the stock price during the class period. The Defendants filed a motion on May 25, 2001, asking the court to dismiss the complaint, with prejudice, after which the Plaintiffs filed a memorandum of law in opposition to Defendant’s dismissal motion on July 2, 2001. This motion was denied by the courts on April 4, 2002. By order dated October 24, 2002, the Court granted plaintiffs’ motion to certify a class, but accepted defendants’ arguments that the class should begin no earlier than March 20, 2000, instead of September 28, 1999 as plaintiffs had proposed. The class certified consists of purchasers of Paradyne stock from March 20, 2000 through September 29, 2000.

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

In July 2000, the Lemelson Medical, Educational & Research Foundation Limited Partnership (“Lemelson”) filed suit in the Federal District Court in the District of Arizona against us and approximately ninety other defendants. The suit alleges that all the defendants are violating more than a dozen patents owned by the third party which allegedly cover the fields of “machine vision” used extensively in pick-and-place manufacturing of circuit boards and bar code scanning. We purchased this equipment from vendors, whom we believe may have an obligation to indemnify us in the event that the equipment infringes any third-party patents. The complaint seeks damages in an unspecified amount for the purported patent infringements. The complaint does not specify which defendants or activities allegedly violated which particular patents. We have responded with a Motion for More Definite Statement designed to identify the allegedly infringing activities as well as the particular patents and claims allegedly being infringed by it. Since our filing of our Motion for More Definite Statement, the entire case has been stayed in order to allow an earlier-filed case with common factual and legal issues to proceed. We cannot be sure that we will prevail in this action and any adverse outcome could require us, among other things, to pay royalties to the third party patent owner. Given the lack of specificity in the complaint, it is not currently possible to calculate the potential for, or extent of, any liability resulting from this claim. We also cannot be sure that we will not receive other claims alleging infringement in the future. We have engaged the law firm of Fee and Jeffries, P. A. as our legal counsel in this litigation.

Other than the legal proceedings described above, in the normal course of business, we are subject to proceedings, lawsuits and other claims. While these other legal matters could affect the operating results of any one quarter when resolved in future periods, it is our opinion that after final disposition, any monetary liability or financial impact to us, beyond that provided in the consolidated balance sheet at December 31, 2003, would not be material to the annual consolidated financial statements or the financial condition of the Company.

Item 4. Submission of Matters to A Vote of Security Holders

During the fourth quarter ended December 31, 2003, no matters were submitted to a vote of our stockholders.

PART II

Item 5. Market For The Registrant’s Common Equity And Related Stockholder Matters

Market Information and Holders of Record

Our common stock is publicly traded on the Nasdaq National Market (NASDAQ) under the symbol “PDYN.” We completed our initial public offering in July 1999 and a secondary offering (which only included stock from our stockholders) in September 1999. Prior to July 16, 1999, there was no established public trading market for any of our securities.

As of March 11, 2004, we had approximately 285 stockholders of record, excluding stockholders owning shares in street name. Because there may be many stockholders holding our common stock in street name, the actual number of stockholders may be significantly greater than stated above.

Price Range of Common Stock

The following table represents the range of high and low sales prices for our publicly traded common stock, as reported on the Nasdaq National Market, for the periods indicated. The stock prices do not include retail mark-ups, mark-downs or commissions.

	High	Low

2003
First Quarter	$1.60	$1.00
Second Quarter	2.64	1.13
Third Quarter	2.73	1.62
Fourth Quarter	4.98	2.36

2002
First Quarter	$6.49	$2.90
Second Quarter	3.99	2.17
Third Quarter	3.87	1.26
Fourth Quarter	1.95	0.95

Dividends

We have never declared or paid cash dividends. We intend to retain all future earnings for use in the operation and expansion of our business and, therefore, do not anticipate declaring or paying cash dividends in the foreseeable future. The payment of future cash dividends will be at the sole discretion of our Board of Directors and will depend upon our profitability, financial condition, cash requirements, future prospects and other factors deemed relevant by the Board of Directors. The payment of cash dividends is also limited by certain covenants in our line of credit facility with Foothill Capital Corporation, which expires in July 2004.

Equity Compensation Plan Information

The following table gives information about the common stock that may be issued under all of the Company’s existing equity compensation plans as of December 31, 2003.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		(b) Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity Compensation Plans Approved by Stockholders	10,349,98	1(1)	$8.47	4,305,955
	2,268,85	7(2)	$2.99	1,152,589
	—	(3)	$—	1,740,804
	70,00	0(4)	$10.16	110,000
Equity Compensation Plans Not Approved by Stockholders	—		—	—
Total	12,688,838			7,309,348

(1)	Paradyne Networks, Inc. Amended and Restated 1996 Equity Incentive Plan
(2)	Paradyne Networks, Inc. 2000 Broad-Based Stock Plan
(3)	Paradyne Networks, Inc. 1999 Employee Stock Purchase Plan
(4)	Paradyne Networks, Inc. 1999 Non-Employee Director’s Stock Option Plan

Item 6. Selected Financial Data

The following selected consolidated financial data as of December 31, 2002 and 2003 and for the years ended December 31, 2001, 2002 and 2003 is derived from Paradyne’s consolidated financial statements which are included elsewhere in this Form 10-K. You should read the selected financial data in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data.” The selected consolidated financial data for the years ended December 31, 1999 and 2000 is derived from audited consolidated financial Statements which are not included in this Form 10-K.

	Years Ended December 31,
	1999	2000	2001	2002	2003
	(In thousands, except per share data)
Consolidated Statements of Operations Data:
Revenues:
Sales	220,723	243,715	142,008	105,584	73,378
Service	2,617	3,674	4,425	5,698	7,097
Royalties	3,118	293	272	982	800

Total revenues	226,458	247,682	146,705	112,264	81,275

Cost of sales:
Equipment	124,674	181,487	96,676	56,597	41,754
Service	823	1,295	1,791	1,348	2,231

Total cost of sales	125,497	182,782	98,467	57,945	43,985

Gross margin	100,961	64,900	48,238	54,319	37,290

Operating Expenses:
Research & development (1)	36,470	40,392	25,128	27,935	19,201
Selling, general & administrative	55,938	59,184	37,307	34,347	27,233
Amortization of deferred stock compensation and intangible assets	1,501	1,350	913	1,513	1,501
Impairment of intangible assets	0	0	5,761	6,681	0
Restructuring charges	0	1,371	3,807	3,315	1,900

Total operating expenses	93,909	102,297	72,916	73,791	49,835

Operating income (loss)	7,052	(37,397)	(24,678)	(19,472)	(12,545)

Other (income) expenses
Interest	(405)	(2,439)	(743)	(790)	(610)
Other, net	(3,911)	(52)	(321)	(37)	95

Net income (loss) before provision for income tax	11,368	(34,906)	(23,614)	(18,645)	(12,030)

Provision (benefit) for income tax	3,479	(619)	0	(1,488)	0

Net income (loss)	$7,889	$(34,287)	$(23,614)	$(17,157)	$(12,030)

(Loss) earnings per common share:
Basic	0.28	(1.08)	(0.72)	(0.42)	(0.28)
Diluted	0.26	(1.08)	(0.72)	(0.42)	(0.28)

Shares used in computing
(loss) earnings per share:
Basic	28,435	31,768	32,879	40,936	43,389
Diluted	30,112	31,768	32,879	40,936	43,389

Consolidated Balance Sheet Data:
Cash and cash equivalents	$62,885	$19,821	$37,866	$47,706	$46,775
Working capital	86,351	54,845	47,868	61,074	59,024
Total assets	130,485	117,280	86,079	97,256	82,442
Long-term debt	256	684	444	—	—
Total debt	690	1,322	928	396	—
Total shareholders’ equity	105,684	82,659	61,197	77,995	69,575

(1)	Includes $2,830 of purchased in-process research and development costs for the year ended December 31, 2002.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis contains forward-looking statements about our plans and expectations of what may happen in the future. Forward-looking statements involve uncertainties and risk and our actual results could differ materially from the results anticipated by our forward-looking statements as a result of many known and unknown factors, including but not limited to those discussed below in “Risk Factors Which May Impact Future Operating Results” and elsewhere in this report. See also the cautionary notice regarding forward-looking statements at the beginning of “Item 1. Business” of this Form 10-K.

You should read the following discussion and analysis in conjunction with “Item 6. Selected Financial Data” and “Item 8. Financial Statements and Supplementary Data” of this Form 10-K.

Executive Summary

2003 was a year of continued restructuring of our company for growth, stabilization, and recovery. We continued the restructuring process begun in 2000 by reducing full time employees from 502 at the end of 2002 to 377 at the end of 2003. We continued our focus on controlling expenses by reducing operating expenses in all areas. Research and development was reduced 24% in 2003 from 2002 levels (after adjusting for $2.8 million of purchased in-process research and development costs in 2002 related to the acquisition of Elastic Networks). Selling, general and administrative expenses were reduced by 21% in 2003 compared to 2002 expenditures. At the same time, we stabilized our revenue base. Beginning in the second quarter, revenues reversed their downward trend and we reported small growth in each subsequent quarter of the year. This small growth trend reflects what we are seeing in the marketplace. While our customers’ purchasing cycle is still long, our sales opportunities have grown each quarter. Many of these opportunities are in foreign marketplaces, and we have established offices in many of these locations to try to take advantage of the potential business. Although we have not yet attained profitability, we have been able to maintain our cash balance at substantially the same level as in 2002 despite our reduced revenue base, due to our tight control of expenses and our prudent asset management.

Overview

We are a leading developer, manufacturer and distributor of broadband and narrowband network access products for network service providers, or NSPs, and business customers. We offer solutions for NSPs that utilize existing telephone lines and enable them to offer high speed, cost effective voice, data and video solutions at speeds up to one gigabit per second. Our equipment has been sold to over 70% of the Fortune 500® companies.

Through 1997, our revenues were derived principally from the sale and service of narrowband network access products and, to a much lesser extent, technology licensing. Our broadband products, including our DSL and FrameSaver products, which were introduced in 1997, comprised approximately 78% of our total revenues in 2001, approximately 77% in 2002, and approximately 80% in 2003. Additionally, we expect broadband products to represent an increasing portion of future revenues. Royalty revenues consist principally of licensing of technology, and service revenues are derived from repair of out-of-warranty products. While royalty revenues have not comprised a substantial percentage of our revenues in the past, we expect an increase in royalty revenues in future periods because we will be putting additional focus on protecting our patent portfolio.

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

We market and sell our products worldwide to NSPs and business customers through a multi-tier distribution system that includes direct sales, strategic partner sales, NSP sales and traditional distributor or value added reseller sales. There were no customers in 2003 with a 10% or greater concentration of total revenues; however, AT&T, Graybar Electronics (one of our NSP distributors), Sprint, Avaya and Verizon were major customers, representing, in the aggregate, approximately 22% of our total revenues for 2003. A loss or a significant reduction or delay in sales to any of our major customers could materially and adversely affect our business, financial condition and results of operations.

Revenue from equipment sales is recognized when the following has occurred: evidence of a sales arrangement exists; delivery has occurred or services have been rendered; our price to the buyer is fixed or determinable; and collectibility is reasonably assured. No revenue is recognized on products shipped on a trial basis. Charges for warranty work are included in cost of equipment sales. We believe that our accrued warranty reserve is sufficient to meet our responsibilities for potential future warranty work on products sold. Revenue from services, which consists mainly of technical support services, is recognized when the services are performed or earned and all substantial contractual obligations have been satisfied. Amounts billed to customers in sales transactions related to shipping and handling are classified as product revenue. License and royalty revenues are recognized when we have completed delivery of technical specifications and performed substantially all required services under the related agreement.

We expect our gross margin to be affected by many factors, including competitive pricing pressures, fluctuations in manufacturing volumes, costs of components and sub-assemblies, the mix of products or system configurations sold and timing of sales of follow-on line cards and endpoints for central office systems. Follow-on line cards and endpoints are components that are sold separately from central office systems, and margins vary on these products. Central office systems are often sold as stand-alone chassis with a limited number of line cards. Customers purchase follow-on line cards and endpoints in order to increase the capacity of their central office system. Additionally, our gross margin may fluctuate due to changes in our mix of distribution channels. Sales prices of many of our products are subject to significant pressure as a result of increased competition. Price reductions may be necessary to remain competitive. Although we have been able to offset many price declines with reductions in our manufacturing costs, there can be no assurance that we will be able to offset potential future price declines with cost reductions. Additionally, as a result of the sustained downturn in the telecommunications sector, in 2000 and 2001 we incurred large provisions for the write-down of inventory. In 2002 and 2003, we were able to sell some of this previously reserved inventory which generated $6.2 million and $2.4 million in positive margin, respectively. In the future if we are able to sell additional amounts of reserved inventory that generates positive margin, the resulting reserve reversal will have a positive impact on future margins.

Research and development expenses primarily consist of personnel costs related to engineering and technical support; consultant and outside testing services fees; research and development facilities expenses; equipment and supply expenses associated with enhancing existing products and the development of new products; an allocation of information systems charges; and software and software maintenance expenses. We expense all research and development expenses as incurred. Although we believe that continued investment in research and development is critical to attaining our strategic product and cost-reduction objectives, we will attempt to control and optimize our research and development expenditures in order to meet our strategic goals. In the second and third quarters of 2003, we had business restructurings that resulted in the reduction of approximately 42 research and development employees and the closure of our Alpharetta, Georgia development center. These events, in addition to our other cost control measures, should result in a reduction of annual research and development expenses during 2004.

Selling, general and administrative expenses primarily consist of salaries, commissions and related expenses for personnel engaged in marketing, sales and field service support functions, finance, human resource and administrative activities; advertising, promotional and trade show expenses, including the related travel expenses; consultant fees; equipment and facilities expenses, including supplies, software and software maintenance; and consignments. We intend to continue to invest in selling, marketing and promotional programs but at a smaller rate than that of 2003. Given the current decrease in capital spending by our customers and other companies in the broadband technology market in addition to the above-mentioned business restructurings during 2003, we expect selling, general and administrative expenses to be lower in 2004 than in 2003 as we continue to focus on controlling expenses, offset in part by the increased cost of being a public company as a result of the Sarbanes-Oxley Act of 2002.

Sales to customers outside of the United States accounted for approximately 47%, 42%, and 33% of revenues in 2001, 2002, and 2003, respectively. In 2003, approximately 97% of our sales were denominated in U. S. dollars. While we are subject to fluctuations in foreign currency exchange rates with respect to income derived from international sales not denominated in U. S. dollars, the costs associated with a majority of these sales are in the same currency, which partially mitigates the effect of such fluctuations. Historically, currency exchange movements have not had a material effect on our business, financial condition or results of operations. If our non-U. S. operations expand, the effect of currency fluctuations may have a more significant impact on our revenues and costs. At December 31, 2003, we had no material monetary assets, liabilities or commitments denominated in currencies other than U. S. dollars. We do not hedge foreign currency transactions.

We were not profitable in 2003 as our revenues decreased significantly, and we may continue to incur net losses in future periods. In addition to the customer concentration we have experienced, we also have lengthy development and sales cycles for our products, and there is often a significant delay between the time we incur expenses and the time we realize the related revenue. To the extent that future revenues do not increase significantly in the same periods in which operating expenses increase, our operating results will be adversely affected. Our quarterly and annual operating results have fluctuated in the past and are likely to fluctuate in the future due to a variety of factors, many of which are outside of our control.

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

Elastic Networks is included in our full year 2002 results for the period March 6, 2002 through December 31, 2002. There were no contingent payments associated with this acquisition. We have assigned value to each major asset and liability acquired including intangible assets. See “Note 15 – Acquisitions” in the Notes to Consolidated Financial Statements included as part of this Form 10-K for further information.

Jetstream Communications

On May 20, 2002, we acquired certain key operating assets and certain intellectual property from Jetstream Communications for $3.0 million. We incurred $.2 million in acquisition costs. We accounted for the acquisition under the purchase method of accounting, which resulted in the recognition of approximately $.5 million in intangible assets. The intangible assets are comprised solely of developed technology, principally patents, as no goodwill was recorded.

Jetstream Communications designed high-speed voice over DSL equipment using ATM and Internet Protocol technologies. We acquired Jetstream Communications for several reasons, including: Jetstream Communications was a market leader in 2001 in voice over DSL; therefore, with the acquisition of the Jetstream Communications assets, we quickly gained a strong market presence in one of our targeted markets; the Jetstream Communications sales team had significant relationships with a large base of new customers; and we also acquired significant research and development talent in voice over DSL applications. See “Note 15 – Acquisitions” in the Notes to Consolidated Financial Statements included as part of this Form 10-K for further information.

Results of Operations

The following table summarizes our operating results as a percentage of revenues for each of the periods shown:

	Years ended December 31,
	1999	2000	2001	2002	2003
Revenues:
Sales	97.5	98.4	96.8	94.0	90.3
Service	1.2	1.5	3.0	5.1	8.7
Royalties	1.3	0.1	0.2	0.9	1.0

Total revenues	100.0	100.0	100.0	100.0	100.0

Cost of sales:
Equipment	55.1	73.3	65.9	50.4	51.4
Service	0.3	0.5	1.2	1.2	2.7

Total cost of sales	55.4	73.8	67.1	51.6	54.1

Gross margin	44.6	26.2	32.9	48.4	45.9
Operating Expenses:
Research and development	16.1	16.3	17.1	24.9	23.6
Selling, general and administrative	24.7	23.9	25.5	30.5	33.5
Amortiz of def’d stock comp and intangible assets	0.7	0.5	0.6	1.3	1.9
Impairment of intangible assets	0.0	0.0	3.9	6.0	0.0
Restructuring charges	0.0	0.6	2.6	3.0	2.3

Total operating expenses	41.5	41.3	49.7	65.7	61.3

Operating income (loss)	3.1	(15.1)	(16.8)	(17.3)	(15.4)
Other (income) expenses:
Interest	(0.2)	(1.0)	(0.5)	(0.7)	(0.7)
Other, net	(1.7)	0.0	(0.2)	0.0	0.1

Net income (loss) before provision for income tax	5.0	(14.1)	(16.1)	(16.6)	(14.8)
Provision (benefit) for income tax	1.5	(0.3)	0.0	(1.3)	0.0

Net income (loss)	3.5%	(13.8)%	(16.1)%	(15.3)%	(14.8)%

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

Revenues. Total revenues decreased $31.0 million, or 27.6%, to $81.3 million for the year ended December 31, 2003 from $112.3 million for the same period in 2002. The decrease was primarily due to significant decreases in the volume of sales of our broadband access products as a result of the continued deterioration in the overall telecommunications market. Additionally, most of our larger existing customers significantly decreased their purchases in 2003 from prior year levels primarily due to a continued slowdown in their businesses. Partially contributing to this decline in revenues during 2003, we sold significantly less broadband product ($16.9 million in 2002 versus $0 in 2003) to a large international customer, BBT, in Japan. Sales to BBT represented 15% of our total revenues in 2002; however, all of the sales occurred in the first quarter of 2002 and we made only minimal sales of equipment to BBT in 2003. Equipment sales were 90.3% of total revenues for the year ended December 31, 2003 compared to 94.0% for the year ended December 31, 2002. The percentage decrease was mostly due to a combination of lower equipment revenues and increases in service and royalty revenues ($7.9 million in 2003 versus $6.7 million in 2002). The principal reasons for the increase in service revenues in 2003 were for services in support of new equipment sales and for new service contracts related to products acquired and sold as a result of the Jetstream acquisition. We expect the 2004 service revenues to decline early in the year due to reductions in a number of service agreements related to older heritage products, however, we are increasing our efforts to sign new contracts with customers who have purchased our newer equipment. These efforts may result in a recovery of service revenues after the first quarter of 2004.

Gross Margin. Gross margin decreased $17.0 million, or 31.3%, to $37.3 million for the year ended December 31, 2003 from $54.3 million for the year ended December 31, 2002. This decrease in gross margin is primarily due to the decreases in the volume of sales of our equipment in 2003 in addition to lower selling prices due to competitive pressures within the telecommunications industry. Also contributing to the margin decrease was the recording of $6.2 million of positive margin generated from the reversal of inventory reserves related to the sale of previously reserved broadband inventory in 2002 versus only $2.4 million in 2003. Gross margin benefited in 2003 from reduced warranty costs of $.6 million, which will not repeat in 2004. This reduction in warranty costs primarily resulted from an overall decrease in our product warranty terms from two years to one year and a decrease in warranty reserves related to sales of product by Elastic Networks, prior to them being acquired by us. Gross margin as a percentage of total revenues decreased to 45.9% in 2003 from 48.4% in 2002, mostly due to the net impact of the lower selling prices and the decrease in the amount of reserve reversals as described above.

Research and Development Expenses. Research and development expenses decreased $8.7 million, or 31.2%, to $19.2 million for the year ended December 31, 2003 from $27.9 million for the year ended December 31, 2002. This decrease was the result of several factors. First, we experienced a company-wide reduction in force in June 2003 in addition to the closure of a development center in Alpharetta, Georgia in July 2003, together affecting 42 research and development employees. These actions were necessary as part of our effort to align our operations and expense structure with the present telecommunications industry environment. Secondly, in December 2002, we implemented a company-wide reduction in force impacting 25 research and development personnel. While this reduction was a 2002 action, the savings from reducing our expense structure were not realized until 2003. These combined actions resulted in a $3.4 million reduction in personnel related expenses, a $.7 million reduction in purchases of engineering and prototype supplies, a $.5 million reduction in outside contractor expenses (due to cancelled projects), and $1.0 million in reductions of depreciation and other expenses, mostly due to facility closures. Thirdly, included in the research and development expenses for 2002 is a non-recurring $2.8 million charge for purchased in-process research and development, resulting from the acquisition of Elastic Networks (See “Note 15 – Acquisitions” in the Notes to Consolidated Financial Statements included as part of this Form 10-K for further information) which was not repeated in 2003. As a percentage of total revenues, research and development expense decreased to 23.6% for the year ended December 31, 2003 from 24.9% for the year ended December 31, 2002 as the decrease in research and development expenses more than offset the decrease in revenues for the year.

Selling, General and Administrative (SG&A) Expenses. SG&A expenses decreased by $7.1 million, or 20.7%, to $27.2 million for the year ended December 31, 2003 from $34.3 million for the year ended December 31, 2002. This decrease was the result of several factors. During the fourth quarter of 2002, we had a business restructuring that included the termination of approximately 39 SG&A employees and the closure of a facility, the full benefit of which is reflected in the 2003 period. Additionally, in the second and third quarters of 2003 we had two business restructurings that resulted in the termination of approximately 22 employees. These events resulted in expense reductions of $5.7 million related to personnel, $.5 million related to professional fees, $.5 million related to depreciation from the facility closures and $.4 million related to advertising and promotions. See “Note 3 – Restructuring Charges” in the Notes to Consolidated Financial Statements included as part of this Form 10-K for further information. SG&A as a percentage of total revenues increased to 33.5% for the year ended December 31, 2003 from 30.5% for the year ended December 31, 2002. This increase was primarily the result of more non-revenue generating expense reductions in 2002 versus 2003.

Impairment of Intangible Assets. We had no impairment of intangible assets during 2003. Impairment of intangible assets in 2002 resulted from a $6.7 million charge during the fourth quarter of 2002 for the write-off of the goodwill that was originally recorded as part of the Elastic Networks purchase in March 2002. As a result of our annual test for impairment of goodwill in 2002, we determined that the goodwill was fully impaired and in accordance with SFAS 142 “Goodwill and Other Intangible Assets,” should be written off.

Amortization of Intangible Assets and Deferred Stock Compensation. The amortization of intangible assets and deferred stock compensation was $1.5 million for both the years ended December 31, 2003 and 2002. The amortization of intangible assets, which was $1.2 million and $1.0 million for 2003 and 2002, respectively, relates to developed technology, including patents and customer relationship intangibles that were recorded as part of the acquisition of Elastic Networks in March 2002 and as part of the acquisition of certain assets from Jetstream Communications in May 2002. The amortization of deferred stock compensation is related to the granting of stock options to key employees at prices deemed to be below fair market value for financial reporting purposes. For the twelve months ended December 31, 2003, amortization of deferred stock compensation was $.3 million, all of which related to SG&A. For the twelve months ended December 31, 2002, amortization of deferred stock compensation was $.5 million, $.1 million of which related to research and development and $.4 million related to SG&A.

Restructuring Charges. In 2003 and 2002, we recorded restructuring charges of $1.9 million and $3.3 million, respectively. During the second quarter of 2003 we incurred expenses of $1.7 million related to a company-wide reduction in force, which affected 55 employees or approximately 12% of our workforce. This action was necessary as part of our effort to align our operations and expense structure with the present telecommunications industry environment. During the third quarter of 2003, we incurred a business restructuring that affected 13 employees and resulted in charges of $.2 million with $.1 million of this amount relating to severance and $.1 million relating to other exit costs associated with the closure of the development facility in Alpharetta, Georgia in July 2003. In the first quarter of 2002, we incurred business restructuring expenses of $1.0 million as a result of the termination of approximately 44 employees, or 8% of our workforce. This business restructuring primarily related to the release of certain of our employees in concert with the acquisition of Elastic Networks and represented severance payments. Additionally, in response to the continued downturn in the telecommunications industry, we recorded restructuring charges of $2.3 million in December 2002. These charges include severance payments for the termination of approximately 115 employees, or 20% of our workforce in addition to costs incurred to close down facilities in Dallas, Texas and maintain abandoned space in Largo, Florida.

Interest and Other (Income) Expense, Net. Interest and other (income) expense, net, decreased by $.3 million, or 37.5%, to $.5 million of income for the year ended December 31, 2003 from $.8 million of income for the year ended December 31, 2002. Interest and other (income) expense, net, is related to interest income on short-term investments, interest on notes payable and borrowings under lines of credit and foreign exchange gains and losses. The decrease in income for the twelve months ended December 31, 2003 was primarily attributable to a $.3 million change in foreign exchange losses ($.2 million loss in 2003 versus $.1 million in gains during 2002).

Benefit From Income Taxes. Benefit from income taxes was $0 for the twelve months ended December 31, 2003 and $1.5 million for the twelve months ended December 31, 2002. A tax benefit of $.6 million was attributable to the reversal of income tax liability in September 2002 resulting from the finalization of a tax audit with the IRS covering periods through the 2000 tax year. The remainder of the benefit ($.9 million) resulted from our ability to carry back our 2001 tax loss of $23.6 million to prior years and obtain a tax refund of $1.6 million due to the Job Creation and Worker Assistance Act of 2002 that was enacted in March 2002. Of this refund, we recognized a $.9 million tax benefit (and under tax accounting rules, recorded an additional $.7 million of tax refund to paid in capital in the balance sheet). We received all of the $1.6 million refund in 2002.

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

Revenues. Total revenues decreased $34.4 million, or 23.4%, to $112.3 million for the year ended December 31, 2002 from $146.7 million for the same period in 2001. The decrease was primarily due to significant decreases in the volume of sales of our broadband access products as a result of the continued deterioration in the overall competitive local exchange carrier (CLEC) market. Additionally, most of our larger existing customers significantly decreased their purchases in 2002 from prior year levels primarily due to a slowdown in their businesses. Partially contributing to this decline in revenues during 2002, we sold significantly less broadband product ($30.3 million in 2001 versus $16.9 million in 2002) to a large international customer, BBT, in Japan. Sales to BBT represented 15% of our total revenues; however, all of the sales occurred in the first quarter of 2002. Equipment sales were 94.0% of total revenues for the year ended December 31, 2002 compared to 96.8% for the year ended December 31, 2001. The percentage decrease was mostly due to a combination of lower equipment revenues and increases in service and royalty revenues in 2002 versus 2001.

Gross Margin. Gross margin increased $6.1 million, or 12.6%, to $54.3 million for the year ended December 31, 2002 from $48.2 million for the year ended December 31, 2001. This increase was primarily due to three factors. First, in 2002 we recorded $6.2 million of positive margin generated from the reversal of inventory reserves related to the sale of previously reserved broadband inventory. Second, in the month of June 2001, we recorded a $10.9 million provision for the write down of excess and obsolete inventory because of the sustained downturn in the telecommunications sector and uncertainty surrounding our ability to liquidate certain of our inventory at its current cost basis. The net impact of the smaller provision for the write-down of inventory during 2002 compared to 2001 and the reversal of inventory reserves is a $16.6 million improvement to margin. Partially offsetting the increase in margin from the above-mentioned factors is a decrease in total gross margin resulting from the decrease in sales volume for both broadband and narrrowband products. Gross margin as a percentage of total revenues increased to 48.4% in 2002 from 32.9% in 2001, mostly due to the net impact of the above mentioned factors.

Research and Development Expenses. Research and development expenses increased $2.8 million, or 11.1%, to $27.9 million for the year ended December 31, 2002 from $25.1 million for the year ended December 31, 2001. This increase was primarily due to a one-time $2.8 million charge for purchased in-process research and development, resulting from the acquisition of Elastic Networks. See “Note 15 – Acquisitions” in the Notes to Consolidated Financial Statements included as part of this Form 10-K for further information. Additionally, there were increases in expenditures for contracted services and engineering prototype supplies (mostly related to the Elastic Networks and Jetstream Communications acquisitions), offset by reduced personnel costs and lower facility related expenses because of significant personnel reductions in the late first and second quarter of 2001, the full benefit of which was reflected in the 2002 period as well as broad based salary reductions implemented in the third quarter of 2001. Additionally, we had restructurings in the first and fourth quarters of 2002 that included the termination of approximately 32 research and development employees, leading to further reductions in research and development expenses during the year. See “Note 3 – Restructuring Charges” in the Notes to Consolidated Financial Statements included as part of this Form 10-K for further information. The first quarter 2002 business restructuring was principally related to Paradyne employees released from the business in connection with the acquisition of Elastic Networks. The fourth quarter 2002 business restructuring was principally in response to the continued downturn in the telecommunications industry. The savings from the personnel reductions more than offset the increases in personnel expense resulting from the Elastic Networks and Jetstream Communications transactions. As a percentage of total revenues, research and development expense increased to 24.9% for the year ended December 31, 2002 from 17.1% for the year ended December 31, 2001, primarily due to the decreased revenues for the year.

Selling, General and Administrative (SG&A) Expenses. SG&A expenses decreased by $2.9 million, or 7.8%, to $34.4 million for the year ended December 31, 2002 from $37.3 million for the year ended December 31, 2001. This decrease was mostly attributable to decreases in expenses related to personnel, decreases in legal fees related to patents and intellectual property, decreases in advertising expenses and decreases in depreciation expense, offset in part by increases in expenses related to travel, increases in expenses for consignment of equipment to customers and increases in bad debt expense. The reduced personnel related expenditures are the result of significant personnel reductions in the late first and second quarter of 2001 that included the termination of approximately 80 SG&A employees, the full benefit of which is reflected in the 2002 period, as well as broad based salary reductions implemented in the third quarter of 2001. The savings from the personnel reductions more than offset the increase in expense due to the Elastic Networks and Jetstream Communications transactions. Additionally, we had restructurings in the first and fourth quarters of 2002 that included the termination of approximately 69 SG&A employees, leading to further reductions in SG&A expenses during the year. See “Note 3 – Restructuring Charges” in the Notes to Consolidated Financial Statements included as part of this Form 10-K for further information. The first quarter 2002 business restructuring was principally related to Paradyne employees released from the business in connection with the acquisition of Elastic Networks. The fourth quarter 2002 business restructuring was principally in response to the continued downturn in the telecommunications industry. SG&A as a percentage of total revenues increased to 30.5% for the year ended December 31, 2002 from 25.5% for the year ended December 31, 2001. This increase was primarily due to the decrease in total revenues during 2002.

Impairment of Intangible Assets. Impairment of intangible assets resulted from a $6.7 million charge during the fourth quarter of 2002 for the write-off of the goodwill that was originally recorded as part of the Elastic Networks purchase in March 2002. As a result of our annual test for impairment of goodwill, we determined that the goodwill was fully impaired and in accordance with SFAS 142 “Goodwill and Other Intangible Assets,” should be written off. In 2001, we recorded $5.8 million for impairments, $1.6 million in the first quarter and $4.2 million in the second quarter. The $1.6 million charge for impairment of intangible assets resulted from the write-off of the net book value of an “Acquired Workforce” intangible that was originally recorded in the second quarter of 2000 as part of the purchase of substantially all of the assets of Control Resources Corporation, or CRC. As part of the restructuring that occurred in the first quarter of 2001, we announced that we were closing the Fairlawn, New Jersey facility and that substantially all of the employees at that facility would be terminated in 2001. Since the value of the in-place work force (who were terminated) was the basis of recording the acquired workforce intangible, we recorded an impairment charge for the remaining value of the asset. The $4.2 million charge resulted from the write-off of the unamortized balance of goodwill that was originally recorded as part of the CRC purchase in April 2000. Revenues from the sale of the products and technology acquired as part of the CRC acquisition were minimal in 2001. Because of uncertainty related to our ability to sell the products from the product line acquired from CRC, we determined that this intangible asset had no future economic value, and consequently, we were required to write-off the unamortized balance of the asset

Amortization of Intangible Assets and Deferred Stock Compensation. The amortization of intangible assets and deferred stock compensation increased by $.6 million, or 66.6%, to $1.5 million for the year ended December 31, 2002 from $.9 million for the year ended December 31, 2001. The amortization of intangible assets which occurred during the twelve months ended December 31, 2002 related to developed technology, including patents and customer relationship intangibles that were recorded as part of the acquisition of Elastic Networks in March 2002 and as part of the acquisition of certain assets from Jetstream Communications on May 20, 2002. The amortization of intangible assets which occurred in the first quarter of 2001 was attributable to goodwill and acquired workforce that resulted from the purchase of substantially all of the assets of CRC in the second quarter of 2000 (see “Impairment of Intangible Assets”). We wrote off all of the intangible assets related to the CRC purchase in the first two quarters of 2001 as a result of it being impaired. The amortization of deferred stock compensation was related to the granting of stock options to key employees at prices deemed to be below fair market value for financial reporting purposes. For the twelve months ended December 31, 2002, amortization of deferred stock compensation was $.5 million, $.1 million of which related to research and development and $.4 million related to SG&A. For the twelve months ended December 31, 2001, amortization of deferred stock compensation was $.3 million of which $.1 million related to research and development and $.2 million related to SG&A.

Restructuring Charges. In 2001 and 2002, we recorded restructuring charges of $3.8 million and $3.3 million, respectively. In the first quarter of 2002, we incurred business restructuring expenses of $1.0 million as a result of the termination of approximately 44 employees, or 8% of our workforce. This business restructuring primarily related to the release of certain of our employees in concert with the acquisition of Elastic Networks and represented severance payments. Additionally, in response to the continued downturn in the telecommunications industry, we recorded restructuring charges of $2.3 million in December 2002. These charges include severance payments for the termination of approximately 115 employees, or 20% of our workforce, in addition to costs incurred to close down facilities in Dallas, Texas and maintain abandoned space in Largo, Florida. The charges in 2001 related to our plans to reduce expenses necessitated by the softening of the telecommunications equipment market, which had resulted in fewer orders for our equipment. The charges included severance payments for the termination of approximately 220 employees in addition to certain costs incurred in conjunction with the consolidation of facilities located in Redbank and Fairlawn, New Jersey and Largo, Florida.

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

Liquidity and Capital Resources

Our cash and cash equivalents decreased $.9 million to $46.8 million at December 31, 2003 from $47.7 million at December 31, 2002. The $.9 million decrease in cash is comprised of $3.1 million of cash used in operating activities, $.7 million of cash used in investing activities, $2.5 million of cash provided by financing activities, and $.4 million provided through the impact of foreign exchange rates. Working capital decreased $2.1 million from $61.1 million at December 31, 2002 to $59.0 million at December 31, 2003.

Cash used in operations for the year ended December 31, 2003 totaled $3.1 million. After adjusting the net loss for 2003 in the amount of $12.0 million for non-cash items that impacted the Consolidated Statement of Operations, including depreciation and amortization, reversal of inventory reserves, allowance for bad debts, and loss on sale of assets, the result is an $8.3 million negative impact to cash. This $8.3 million negative impact is only slightly worse than the $6.2 million negative impact in 2002 in spite of a 28% reduction in revenues during the same period. This relatively stable impact on cash when considering the decline in revenues is due in large part to our tight expense controls that resulted in significantly reduced operating expenses in 2003 compared with 2002 amounts. Additional positive cash from operations resulted from reductions in gross inventory, and accounts receivable and prepaid and other assets. Contributing to decreases to cash from operations was $.8 million negative cash associated with accounts payable, $.8 million related to payroll and benefit related liabilities, and $4.3 million related to other current liabilities. In 2004, we do not expect such a large positive impact on cash from reductions in accounts receivable as occurred in 2003 because the 2003 year-end receivable balance of $7.1 million is at a historically low level.

Net cash used in investing activities for the year ended December 31, 2003 totaled $.7 million, entirely due to capital expenditures. This low level of capital spending in 2003 also contributed significantly to our stable cash position at the end of 2003 when compared to 2002 levels. While we will continue to focus our efforts on controlling our spending, we may not be able to continue this historically low level of capital spending in future years. Capital expenditures in support of operations totaled $.7 million, $1.8 million, and $1.1 million for the years ended December 31, 2003, 2002, and 2001, respectively. Capital expenditures in 2003 were controlled even more tightly than in the prior two years to conserve cash in a very competitive marketplace. During the third and fourth quarters of 2001, and early in the first quarter of 2002, when we needed additional capital to meet the sharply increased demand created by the BBT contract, we leased additional manufacturing equipment for a six month period rather than buying additional equipment. The leased equipment was returned to the lessor at the end of the six-month period.

Net cash provided by financing activities for the year ended December 31, 2003 totaled $2.5 million. Exercises of stock options and purchases of stock through the Employee Stock Purchase Plan provided $2.9 million, which was partially offset by

$.4 million of financing activity associated with capital expenditures under capital leases. Exercises of stock options are totally beyond our control. Therefore, we are unable to forecast the amount of cash that might be generated through the exercises of stock options in 2004.

On July 16, 2001, we entered into a credit agreement with Foothill Capital Corporation, a wholly-owned subsidiary of Wells Fargo & Company, to provide a secured revolving line of credit in the amount of $17.5 million with availability subject to a borrowing base formula. At our option, the interest rate will either be the prime rate published by Wells Fargo plus .75% or the LIBOR (London Interbank Offered Rate) rate plus 2.75%. In no event will the borrowing rate be lower than 7%. The credit agreement contains financial covenants limiting the maximum amount of capital expenditures we can make and requiring us to meet minimum Earnings Before Interest, Taxes, Depreciation and Amortization, or EBITDA, targets should our cash and cash equivalents balance go below $10 million or if we draw on our line of credit. We are able to borrow up to a maximum of $17.5 million based on the amount of our accounts receivable and inventory. There are restrictions on the eligible amounts of both the accounts receivable and the inventory. In order to obtain this line of credit, we paid the lender a closing fee of $150,000, and will pay a monthly servicing fee of $4,000, an unused line fee of .375% of the balance not borrowed under the line of credit each month, and we will be responsible for audit and appraisal fees. Additionally, Foothill may charge a monthly fee on cash collected. This fee is calculated as total collections for the month divided by 360 (days) times the prevailing interest rate for borrowing (currently 7%). If we fail to pay amounts due under the loan when due and payable, or if we fail to perform specified terms of the credit agreement, we will be in default if we have previously borrowed under the credit agreement. In the event of default, we will no longer be able to borrow under the credit agreement and we would have to immediately repay any amounts owed the lender. We may cancel the credit agreement at any time but we would have to pay a cancellation premium starting at 3% of the maximum borrowing at the inception of the credit agreement, reducing as the credit agreement matures to 1% of the maximum borrowing during the last year of the credit agreement. In March 2002, Foothill Capital and we agreed to amend the credit agreement to consent to the formation of a new subsidiary by us, consent to the activities of this new subsidiary, and consent to our acquisition of Elastic Networks. We, in turn, waived the provision of the credit agreement, which limits the amount of attorney’s fees in order to allow for the fees necessary to prepare this amendment. A second amendment was made in October 2002, which modified the definition of “EBITDA” and “Triggering Event” under the agreement, reducing the minimum EBITDA targets in the event a Triggering Event occurs. The second amendment gives us greater flexibility to run the business as we see fit in these uncertain times and improves our ability to borrow should the need arise. The agreement expires in July 2004. No borrowings have been made under the credit agreement as of December 31, 2003.

Direct sales to BBT accounted for approximately 15% of our total revenues in 2002. Our letter of credit arrangement with BBT assisted us in effectively managing our cash flow by enabling quick collection of payment. Most of the financial benefit of the contract with BBT ended at the end of the first quarter of 2002.

We will tightly control capital expenditures again in 2004 but estimate spending to be between $1 and $1.5 million to accommodate anticipated growth. Additionally, at the time of filing this Form 10-K, we have open, non-cancelable purchase orders in place of approximately $1.2 million. Total employees have been reduced from 564 at the end of 2001 to 502 at the end of 2002 to 377 at the end of 2003. We are forecasting a $0 to $.3 million decrease in cash for the first quarter of 2004.

We believe that our current cash position, together with cash flows from operations, our ability to monitor and control expenditures and our line of credit facility with Foothill Capital, will be sufficient to meet our working capital needs for at least the next twelve months.

Off-Balance Sheet Arrangements

As of December 31, 2003, we did not engage in any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K promulgated by the Commission under the Securities Exchange Act of 1934, as amended.

Contractual Obligations

As discussed under “Note 13 - Commitments” of the Notes to the Consolidated Financial Statements, the Company is a party to several operating leases as well as purchase commitments for inventory. The Company has no long-term debt obligations. Future minimum payments under these commitments consist of the following at December 31, 2003 (in thousands):

Contractual Obligations	Payment due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating Lease Obligations	$33,334	$4,095	$7,838	$7,782	$13,619
Purchase Obligations	1,217	1,217

Total	$34,551	$5,312	$7,838	$7,782	$13,619

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

Revenue Recognition/Allowance for Doubtful Accounts

Our revenue recognition policy follows SEC Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements,” which summarizes existing accounting literature, and requires that four criteria be met prior to recognizing revenue. These four criteria, which are the core of our accounting policy (see “Note 2 Revenue Recognition” in our Notes to Consolidated Financial Statements), are that: (1) evidence of a sales arrangement exists; (2) delivery has occurred or services have been rendered; (3) our price to the buyer is fixed or determinable; and (4) collectibility is reasonably assured. It is the fourth criteria that requires us to make significant estimates. In those cases where all four criteria are not met, we defer recognition of revenue until the period these criteria are satisfied. In some cases where collectibility is an issue, we defer revenue recognition until the cash is actually received.

We estimate amounts potentially owing to customers for incentive offerings, special pricing agreements, price protection, promotions, volume incentives, and in very limited cases, to resellers for stock rotation. These estimates are taken as reductions to revenue pending completion of the various programs. In periods of slower sales growth, some of these incentives may be increased which will also decrease the amount of revenues we record. Additionally, we reduce revenue for estimated bad debts or for estimated customer billing adjustments based on past experience. We use our best judgement to estimate these reductions to revenue based on facts available at the balance sheet date.

Inventories

Because of the long lead times to obtain raw materials in our industry, we must maintain sufficient quantities of inventory of our many products to meet expected demand. If actual demand is much lower than forecasted, we may not be able to dispose of our inventory at or above its cost. We write down our inventory for estimated excess and obsolete amounts to the lower of cost or market. With the significant decline in customer demand, for example, we significantly wrote down our inventory in both 2000 and 2001. In 2002 and 2003, we sold some of those products that had previously been written down. As a result we reversed a portion of the reserves previously established related to these products. If future demand is lower than currently estimated, additional write-downs may be required. As a result of the large write-downs in 2000 and 2001, we hold inventory with large reserves associated with them. With these large volumes of inventories and reserves and with sales of this older inventory, we are constantly reviewing the reasonableness of our estimates. Each quarter our operations and financial staff conducts a comprehensive review of the valuation of our inventory and the associated reserves.

Business Restructuring

Through the end of 2002, we recorded restructuring charges following the principles of SEC Staff Accounting Bulletin No. 100, “Restructuring and Impairment Charges,” Emerging Issues Task Force (EITF) 94-3 and FAS 112. Under EITF 94-3 and SAB 100, we can accrue restructuring costs in a period provided: (1) management commits to a plan of termination prior to the date of the financial statements and establishes the benefit employees will receive, (2) the benefit arrangement is communicated to employees prior to the date of the financial statements, (3) the plan of termination specifically identifies the number and job classifications of employees to be terminated, and (4) the plan of termination will be completed in a reasonably short period of time such that significant changes are unlikely. Following these criteria we estimated the cost to be incurred in implementing our fourth quarter business restructuring.

The accounting for restructuring is governed by newly adopted SFAS 146 and FAS 112. The major business restructuring liabilities we have incurred over the past few years has been for termination benefits. Since we have a written benefit plan with defined termination benefits based on years of service, the accounting for termination benefits is the same under FAS 112 as it was under EITF 94-3.

Warranty Obligations

We generally provide a 12-month warranty to customers for products sold. We also have some outstanding warranty obligations for prior year sales of products with 24 and 60-month warranties. Although we have recorded a warranty liability that we estimate is adequate based on historical experience, it is possible that we could experience higher than expected warranty claims, which would subject us to increased costs. In some cases these claims could be due to defective raw materials purchased from our vendors. If our vendors were unable to reimburse us for the cost of repairing or replacing the defective product, we would have to bear this cost to the customer.

Recently Issued Financial Accounting Standards

In June 2002, the Financial Accounting Standards Board (the “FASB”) voted in favor of issuing FASB Statement No. 146, “Accounting for Exit or Disposal Activities”. SFAS No. 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the Emerging Issues Task Force has set forth in EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The scope of SFAS No. 146 also includes (1) costs related to terminating a contract that is not a capital lease and (2) termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS No. 146 was effective January 1, 2003 and was adopted by us on that date. In June 2003, we had a business restructuring that was solely comprised of involuntary terminations, as there were no disposal or exit activities associated with the restructure. This event resulted in a charge to operations of $1,742 for severance payments and was accounted for under the terms of SFAS No. 146. Also in July 2003, we closed a development center in Alpharetta, Georgia, which resulted in involuntary terminations as well as disposal and exit activities. The termination and exit activities, which amounted to $158, were recorded as business restructure operating expenses under the terms of SFAS No. 146.

In November 2002, the FASB issued FASB Interpretation 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others.” This interpretation clarifies the requirements of SFAS 5, “Accounting for Contingencies”, relating to guarantor’s accounting for, and disclosure of, the issuance of certain types of guarantees. This interpretation is intended to improve the comparability of financial reporting by requiring identical accounting for guarantees issued with a separately identified premium and guarantees issued without a separately identified premium. The interpretation’s provisions for initial recognition and measurement are required on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of both interim and annual periods that ended after December 15, 2002. We have adopted the provisions of this interpretation, and they did not have a material impact on our financial position, results of operations or cash flow.

In November 2002, the FASB reached a consensus on EITF Issue 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables” (the “Issue”). The guidance in this Issue is effective for revenue arrangements entered into for fiscal periods beginning after June 15, 2003. The Issue addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. Specifically, the Issue addresses how to determine whether an arrangement involving multiple deliverables contains more than one earnings process and, if it does, how to divide the arrangement into separate units of accounting consistent with the identified earnings processes for revenue recognition purposes. The Issue also addresses how arrangement consideration should be measured and allocated to the separate units of accounting in the arrangement. We adopted EITF 00-21, beginning in the third quarter of 2003, and these requirements did not have a significant impact on the results of operations, financial position or cash flow.

In December 2002, the FASB issued SFAS 148, “Accounting for Stock Based Compensation-Transition and Disclosure- an Amendment to SFAS 123.” SFAS 148 provides two additional transition methods for entities that adopt the SFAS 123 fair value method of accounting for stock based compensation to employees as opposed to the disclosure only adoption of SFAS 123 made by the us upon our adoption of that standard. Further, the statement requires disclosure of comparable information for all companies regardless of whether, when, or how an entity adopts the SFAS 123 fair value based method of accounting. These disclosures are now required for interim periods in addition to the traditional annual disclosure. The amendments to SFAS 123, which provides for additional methods, are effective for periods beginning after December 15, 2002, although earlier application is permitted. The amendments to the disclosure requirements are required for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. We adopted the additional disclosure requirements, and they did not have a significant impact on the results of operations, financial position or cash flow.

In January 2003, the FASB issued FASB Interpretation 46, “Consolidation of Variable Interest Entities.” This interpretation of Accounting Research Bulletin 51, “Consolidated Financial Statements”, addresses consolidation by business enterprises of variable interest entities which possess certain characteristics. The interpretation requires that if a business enterprise has a controlling financial interest in a variable interest entity, the assets, liabilities, and results of the activities of the variable interest entity must be included in the consolidated financial statements with those of the business enterprise. This interpretation applies immediately to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date. We do not believe that we have ownership in any variable interest entities as of December 31, 2003. We will apply the consolidation requirement of the interpretation in future periods if we should own any interest deemed to be a variable interest entity.

In April 2003, the FASB issued FAS No.149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” FAS 149 amends and clarifies the financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities under FAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” FAS 149 provides increased guidance for reporting of contracts as either derivatives or hybrid instruments. FAS 149 is effective prospectively for contracts entered into or modified after June 30, 2003. This statement did not have a material impact on our results of operations, financial position or cash flow.

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

The standard requires that all such instruments be classified as a liability, or an asset in certain circumstances, and initially measured at fair value. Forward contracts that require a fixed physical share settlement and mandatory redeemable financial instruments must be subsequently remeasured at fair value on each reporting date. This standard is effective for all financial instruments entered into or modified after May 31, 2003, and for all other financial instruments, at the beginning of the first interim period beginning after June 15, 2003. We have adopted this standard beginning in the third quarter of 2003 and the implementation did not have a significant impact on the results of operations, financial position or cash flow.

On November 5, 2003, some classification and measurement provisions in FAS 150 were deferred for an indefinite period for certain Mandatorily Redeemable Noncontrolling Interests (“MRNI”) associated with finite-lived subsidiaries. The instruments covered by this deferral would be redeemable only upon the liquidation or termination of the finite-lived subsidiary and would apply to both existing and future arrangements. For all other MRNI (i.e., those that are a liability under FAS 150 to the subsidiary and also a liability when consolidated by the parent) only the measurement provisions of FAS 150 were deferred for an indefinite period if the security was created on or before November 5, 2003. If within the scope of FAS 150, these MRNI must be classified as a liability but their initial and subsequent measurement would be determined by pre-FAS 150 GAAP. For MRNI in this category that are created after November 5, 2003, all of the provisions of FAS 150 (including the measurement provisions) were applicable without any deferral. For SEC registrants, the disclosure provisions of FAS 150 are expected to apply without any deferral. Therefore, companies will be expected to disclose the amount that would be paid if the settlement were to occur at the reporting date for the MRNI described above. The deferral of certain MRNI currently has no impact on the Company’s financial results.

On December 24, 2003, the FASB published a revision to FIN 46 to clarify some of the provisions of FIN 46 and exempt certain entities from its requirements. Under FIN 46R, a legal entity is considered a variable interest entity or “VIE”, with some exceptions if specific criteria are met, if it does not have sufficient equity at risk to finance its own activities without relying on financial support from other parties. Additional criteria must be applied to determine if this condition is met or if the equity holders, as a group, lack any one of three stipulated characteristics of a controlling financial interest. If the legal entity is a VIE, then the reporting entity determined to be the primary beneficiary of the VIE must consolidate it. Even if the reporting entity is not obligated to consolidate a VIE, then certain disclosures must be made about the VIE if the reporting entity has significant variable interest. The effective date of the interpretation was modified under FIN 46R. A reporting entity is required to apply the provisions of FIN 46R to all VIEs that previously were subject to certain previously issued special purpose entity accounting pronouncements for all reporting periods ending after December 14, 2003. For all other VIEs, a reporting entity is required to adopt the provisions of FIN 46R for all reporting periods after May 15, 2004. Based on its review under the existing approved guidance, we believe the FIN 46R will not impact the accounting for certain unconsolidated affiliates.

Inflation

Because of the relatively low levels of inflation experienced in 2001, 2002 and 2003, inflation did not have a significant effect on our financial results in such years.

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

Our future success is substantially dependent upon whether DSL technology continues to gain widespread market acceptance by NSPs and end users of their services. If DSL technology fails to continue growing in widespread acceptance, our revenues and results of operations will be adversely affected. We currently focus our business investment almost exclusively on the broadband access market. We have invested substantial resources in the development of DSL technology, and many of our products are based on DSL technology. Many NSPs continue to evaluate DSL technology and other alternative high-speed data access technologies, but they may not continue to pursue the deployment of DSL technology. Even if NSPs adopt policies favoring full-scale deployment of DSL technology, they may not choose to purchase our DSL product offerings. In addition, we have limited ability to influence or control decisions made by NSPs. NSPs are continuously evaluating alternative high-speed data access technologies and may, at any time, adopt technologies other than the DSL technologies offered by us.

We depend on the sale of our products to NSPs, who may reduce or discontinue their purchase of products or services at any time.

Our NSP customers account for a large percentage of our equipment revenues. If they are forced to defer or curtail their capital spending programs, we could lose, or experience delays or reductions in significant sales to such customers. Given the capital requirements, complex regulatory framework and other barriers to entry in the market, there are a limited number of NSPs. The U.S. market for many of the services provided by NSPs has only moderately emerged since the passage of the Telecommunications Act of 1996 and many NSPs are still building their infrastructure and rolling out their services. Many of these NSPs still need to develop, construct and expand their networks. The inability of our emerging NSP customers to complete development of their networks, attract or retain customers, respond to trends such as price reductions for their services or diminished demand for telecommunications services generally, could cause them to reduce their capital spending programs.

A substantial portion of our broadband revenues is expected from several international markets, and our expectations are based on the deregulation of these markets. A delay in deregulation or execution of market entry by new competitive service providers could negatively impact revenues. In addition, recent concerns about profitability and the long term viability of competitive service providers in both the U.S. and international markets has resulted in a tightening of the capital markets which has reduced the ability of some of our NSP customers to build out their networks as originally planned. Additionally, Paradyne expects broadband revenue from Postal Telephone and Telegraph authorities, or PTTs, in international markets to grow over the next few years. Sales to PTTs tend to require significant investments of time and personnel to successfully close. Excessive or unexpected delays in closure of these sales could negatively impact revenues.

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

We anticipate that a significant portion of our future revenues will be attributable to sales to NSPs of our DSL, SLM, and other broadband products. Our future performance will therefore be substantially dependent on incorporation of our products by NSPs into their service offerings to subscribers. The failure of our products to become an accepted part of NSPs’ service offerings or a slower than expected increase in the volume of sales by us of SLM products could materially and adversely affect our revenues. Our success in the NSP market will depend on numerous factors, many of which are outside our control. Some of these factors include:

•	NSP and subscriber acceptance of and satisfaction with our products;

•	the realization of operating cost efficiencies for NSPs when SLM products are deployed and our ability to demonstrate these operational benefits;

•	subscriber demand for our products and support for our products within the NSPs’ sales force;

•	our successful development of systems and products that address the requirements for products deployed as part of a NSP’s infrastructure;

•	the timing and successful completion of integration development work by NSPs to incorporate our SLM functionality into their operational support system; and

•	the absence of new technologies that make our products and systems obsolete before they can achieve broad acceptance.

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

We may engage in acquisitions and may be unable to successfully integrate, both operationally and cost effectively, any new operations, technologies, products or personnel.

As part of our ongoing corporate development activities, we will, on a regular basis, engage in discussions with third parties concerning potential acquisitions of product lines, technologies and businesses. In the event that an acquisition does occur, because of the small size of our management team, we may be particularly susceptible to risks associated with the assimilation of operations, technologies, products and personnel and the diversion of management’s attention from other business concerns. Moreover, we may not be able to identify suitable acquisition candidates or other strategic opportunities, and even if we do identify them, we may not be able to successfully complete any transaction.

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

Substantial working capital is required in order to fund and continue to build our business. If we fail to do so, we will not be able to remain competitive or continue to meet the increasing demands for our products. We used the net proceeds of the initial public offering in July 1999 and our secondary offering in September 1999 for general corporate purposes, including working capital and capital expenditures. We also spent significant amounts of cash to fund operating losses and increased expenses and to respond to competitive pressures. We cannot be certain that the remaining proceeds from our offerings, together with our existing capital resources, our secured line of credit for up to $17.5 million with Foothill Capital Corporation and our ability to reduce expenditures, will enable us to continue to meet our capital requirements on an ongoing basis. Furthermore, our existing $17.5 million line of credit expires in July 2004. If we are unable to renegotiate a new line of credit under favorable terms, our ability to finance growth and capital expenditures could be impaired.

Our capital requirements depend on several factors, including the rate of market acceptance of our products, the ability to expand our client base, the growth of our sales and marketing efforts, potential future acquisitions and other factors. If capital requirements vary materially from those currently planned, we may require additional financing sooner than anticipated. We cannot be certain that additional financing will be available when needed or that such financing can be obtained on terms favorable to us. If adequate funds are not available or are not available on acceptable terms, we may be unable to develop or enhance our services, take advantage of future opportunities or respond to competitive pressures.

We may not achieve revenue growth or become profitable.

We cannot be certain that we will achieve revenue growth or realize sufficient revenues to achieve profitability. Excluding a one-time gain in connection with a contract renegotiation with Lucent Technologies Inc. in 1997 and the related tax effect, we had an accumulated net deficit of approximately $115 million during the period from August 1, 1996 through December 31, 2003. Prior to 1999 we had not been profitable in any fiscal year of operations, except in 1997, when we were profitable as a result of the non-recurring gain in connection with the renegotiation of a contract with Lucent. In 1999, we had net income of $7.9 million. In 2000, we had a net loss of $34.3 million. For the year ended December 31, 2001, we had a net loss of $23.6 million. In 2002, we had a net loss of $17.2 million and for the year ended December 31, 2003, we had a net loss of $12.0 million. We anticipate that we will continue to incur significant product development and selling, general and administrative expenses and, as a result, we will need to generate higher revenues to achieve and sustain profitability on an annual basis.

We are defending several securities class action lawsuits and if we are unsuccessful, this may have an adverse effect on our business.

We are currently defending several securities class action lawsuits filed against us and some of our executive officers and the current and former chairman of our board are defendants. The stockholder suits, filed in September 2000 in the federal court in the Middle District of Florida, have been consolidated into one action (the “Florida Securities Actions”). That consolidated action alleges that the defendants, during the period September 28, 1999 through September 28, 2000, fraudulently or recklessly inflated the market price of our stock by erroneously reporting that we were performing well, that product demand was solid and that inventories were properly stated. Plaintiffs seek damages in an unspecified amount for the alleged inflated stock price during the class period. The defendants filed a motion on May 25, 2001, asking the court to dismiss the complaint, with prejudice, after which the Plaintiffs filed a memorandum of law in opposition to the defendants’ dismissal motion on July 2, 2001. This motion was denied by the Court on April 4, 2002. By order dated October 24, 2002, the Court granted plaintiffs’ motion to certify a class, but certified that the class should begin no earlier than March 20, 2000, instead of September 28, 1999 as the plaintiffs had proposed. The certified class consists of purchasers of Paradyne stock from March 20, 2000 through September 29, 2000.

On October 14, 2003, the parties filed a notice with the Court that they had reached an agreement to settle the Florida Securities Actions. In exchange for a payment of $3 million, to be funded solely by Paradyne’s insurer, the plaintiff class has agreed to release the defendants and dismiss the Florida Securities Actions. Defendants admitted no liability in making this settlement. The parties filed with the Court an executed Memorandum of Understanding on January 9, 2004, reflecting the essential terms of the settlement. The settlement is subject to the following conditions: execution of Stipulation of Settlement, preliminary approval by the Court of the terms of the Settlement, notice to the plaintiff class of the terms of the settlement and an opportunity to opt out of the settlement, funding by the defendants’ insurer, and final approval by the Court. There can be no assurances that each of these conditions will be satisfied. We have engaged the law firm of Holland and Knight, LLP as our legal counsel in this litigation.

A second stockholder purported class action suit was filed in December 2001 in the federal court in the Southern District of New York against us, some of our executive officers and the former Chairman of our board, and the underwriters of our initial public offering (collectively, the “IPO Defendants”). That action (“New York Securities Action”) alleges that defendants, during the period from July 15, 1999 through December 6, 2002, violated federal securities laws by allocating shares of our initial public offering to favored customers in exchange for their promise to purchase shares in the secondary market at escalating prices. The New York Securities Action seeks damages in an unspecified amount for the purported class for the losses suffered during the class period as a result of an alleged inflated stock price. On June 5, 2003, the IPO Defendants agreed to participate in a global settlement of this case (along with the settlement of hundreds of other similar IPO allocation cases pending in the Southern District of New York). Any settlement owed by us will be funded exclusively by a portion of the proceeds of the Company’s directors’ and officers’ insurance policy and will result in the dismissal of this lawsuit and release by the plaintiff shareholder class of the IPO Defendants. The settlement is subject to the following conditions: execution of Stipulation of Settlement, notice to the plaintiff class of the terms of the settlement and an opportunity to opt out of the settlement, funding by the defendants’ insurer, and final approval by the Court. There can be no assurances that each of these conditions will be satisfied.

In July 2000, the Lemelson Medical, Educational & Research Foundation Limited Partnership (“Lemelson”) filed suit in the Federal District Court in the District of Arizona against us and approximately ninety other defendants. The suit alleges that all the defendants are violating more than a dozen patents owned by the third party which allegedly cover the fields of “machine vision” used extensively in pick-and-place manufacturing of circuit boards and bar code scanning. We purchased this equipment from vendors, whom we believe may have an obligation to indemnify us in the event that the equipment infringes any third-party patents. The complaint seeks damages in an unspecified amount for the purported patent infringements. The complaint does not specify which defendants or activities allegedly violated which particular patents. We have responded with a Motion for More Definite Statement designed to identify the allegedly infringing activities as well as the particular patents and claims allegedly being infringed by it. Since our filing of our Motion for More Definite Statement, the entire case has been stayed in order to allow an earlier-filed case with common factual and legal issues to proceed. We cannot be sure that we will prevail in this action and any adverse outcome could require us, among other things, to pay royalties to the third party patent owner. Given the lack of specificity in the complaint, it is not currently possible to calculate the potential for, or extent of, any liability resulting from this claim. We also cannot be sure that we will not receive other claims alleging infringement in the future. We have engaged the law firm of Fee and Jeffries, P. A. as our legal counsel in this litigation.

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

We depend on a small number of customers for a substantial portion of our revenues. As a result, a loss or a significant reduction or delay in sales to any of our major customers could materially and adversely affect our revenues. Direct sales and services performed for Lucent and Avaya accounted for approximately 20% of our total revenues in 2000 and approximately 15% for 2001. Direct sales to Broad Band Technologies Corporation (BBT Japan) accounted for approximately 21% of our total revenues for 2001 and approximately 15% for 2002. During 2003, no one customer accounted for more than 10% of our revenues but our largest six customers represented more than 25% of our revenues in the aggregate. Unless and until we diversify and expand our customer base, our future success will significantly depend upon certain factors which are not within our control, including:

•	the timing and size of future purchase orders, if any, from our larger customers;

•	the product requirements of our customers;

•	the financial and operational success of our customers; and

•	the success of our customers’ services deployed using our products.

Diversification and expansion of our customer base is particularly critical because of the highly competitive nature of our business. Our contracts are generally subject to annual renewal with the exception of our contracts with several of our customers, which have two to five year terms, and our customers generally do not have any obligation to purchase products solely from us.

Under a supply agreement between Lucent and us, which expired in the first quarter of 2002, we were the exclusive supplier of Lucent’s requirements for stand-alone network access products. As a result of the expiration of this supply agreement, we are no longer Lucent’s exclusive supplier of stand-alone network access products for resale, with the exception of Acculink Access Controller products. We cannot be certain of the amount of future purchases, if any, from Lucent. Avaya has signed a three-year reseller agreement with us, effective November 16, 2001 through November 16, 2004. In both cases, it is possible that our sales of these products could decline substantially.

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

The trading price of our common stock could be subject to wide fluctuations in response to various factors, some of which are beyond our control, such as:

•	actual or anticipated variations in quarterly results of operations;

•	changes in intellectual property rights of us or our competitors;

•	announcements of technological innovations;

•	the introduction of new products or changes in product;

•	pricing by us or our competitors;

•	changes in financial estimates by securities analysts;

•	announcements of significant acquisitions, strategic partnerships, joint ventures or capital commitments by us or our competitors;

•	additions or departures of key personnel; and

•	generally adverse market conditions.

Our dependence on development relationships could threaten our ability to sell products.

Our success is dependent upon our continued relationship with certain companies, including ST Microelectronics and Texas Instruments. If either of these companies breaches or terminates its agreement or fails to perform its obligations under its agreement or if we fail to renegotiate a new agreement upon the expiration of any agreement, we might not be able to sustain or grow our business. In particular, if either of these companies, other current corporate partners or future corporate partners discontinue their support of products that we have developed in cooperation with them, fail to continue to develop product enhancements required to meet customer demand, fail to appropriately address performance issues related to products that we have developed in cooperation with them, face claims of infringement of third party intellectual property rights with respect to the technology included in products that we have developed in cooperation with them or fail to continue to support joint marketing programs, our ability to sell products that we have developed in cooperation with them would be hampered. Additionally, in the event that any of our significant relationships are terminated, we may not be able to replace them in a timely manner, if at all.

We depend on sole and single source suppliers, which exposes us to potential supply interruption.

We currently purchase a number of important parts, such as framers, semiconductors and embedded communications processors, from sole source vendors for which alternative sources are not currently available. Delays or interruptions in the supply of these components could result in delays or reductions in product shipments. The purchase of these components from outside suppliers on a sole source basis subjects us to risks, including the continued availability of supplies, price increases and potential quality assurance problems. We currently purchase key components for which there are currently no immediate substitutes available from approximately 49 vendors. All of these components are critical to the production of our products. While alternative suppliers may be available to us, we must first identify these suppliers and qualify them. We cannot be certain that any such suppliers will meet our required qualifications or that we will be able to identify alternative suppliers in a timely fashion, if at all. We may not be able to obtain sufficient quantities of these components on the same or substantially the same terms. Consolidations involving suppliers could further reduce the number of alternatives for us and affect the cost of such supplies. An increase in the cost of such supplies could make our products less competitive with products which do not incorporate such components. Lower margins or less competitive product pricing could materially and adversely affect our business, financial condition and results of operation.

If we are unable to attract and retain key personnel and a skilled workforce, we may not be able to sustain or grow our business.

Our success depends to a significant degree upon the continued contributions of the principal members of our sales, engineering and management personnel, many of whom would be difficult to replace. The loss of such personnel could materially and adversely affect our business, financial condition and results of operations. Specifically, we believe that our future success is highly dependent on our senior management, and in particular on Sean E. Belanger, our president and chief executive officer. Except for agreements with Mr. Belanger and Patrick M. Murphy, our senior vice president, chief financial officer, treasurer and secretary, we do not have employment contracts with our senior executives. In any event, employment contracts would not prevent key personnel from terminating their employment with us.

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

A significant amount of our sales are made through distributors and resellers. We often rely on distributors and resellers to provide installation, training and customer support to the ultimate end users of our products. As a result, our success depends on the continued sales and customer support efforts of our network of distributors and resellers. Any reduction, delay or loss of orders from our significant distributors or resellers could materially and adversely affect our revenues.

Our reliance on international sales may make us susceptible to global economic factors, foreign tax law issues and currency fluctuations.

We currently have twelve sales offices and subsidiaries in North America, Europe and Asia through which we market and sell our products. Sales to customers outside of the U.S. accounted for approximately 23% of revenues in 2000, 47% of revenues in 2001, 42% of revenue in 2002 and 33% in 2003. In 2003, approximately 97% of our sales were denominated in U.S. dollars. Our international operations subject us to risks which may cause our results of operations to fluctuate and to which we would not otherwise be exposed, such as:

•	impact of recessions in economies outside of the U.S.;

•	currency exchange rate fluctuations;

•	political and economic instability;

•	policy, legal, regulatory or other changes affecting the telecommunications and data communications markets;

•	uncertain intellectual property rights protection;

•	potential adverse tax consequences;

•	changes in tariffs; and

•	difficulties in accounts receivable collection.

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

Our success and ability to compete is substantially dependent upon our technology. A failure to protect our technology could result in competitors offering similar products, potentially resulting in a loss of competitive advantage and decreased revenues. We rely on a combination of patent, trademark, copyright and trade secret laws and non-disclosure agreements to protect such technology. Currently, we hold over 205 U.S. patents and have over 70 U.S. patent applications pending. However, we cannot be certain that patents will be issued with respect to any of our pending or future patent applications. In addition, we do not know whether any of our issued patents will be upheld as valid or that they will prevent the development of competitive products.

We seek to protect our intellectual property rights by limiting access to the distribution of our software, documentation and other proprietary information. If any third parties infringe our proprietary rights, such infringement could materially and adversely affect our competitive positions. As with our issued patents, we cannot be certain that the steps we have taken to protect our intellectual property will adequately prevent the misappropriation of any of our technology. Our competitors may independently develop technologies that are substantially equivalent or superior to our technologies. In addition, the laws of certain foreign countries do not protect our proprietary rights to the same extent as do the laws of the U.S. Third parties may attempt to copy or reverse engineer aspects of our products or to obtain and use information that we regard as proprietary. Accordingly, we may not be able to protect our proprietary rights against unauthorized third party copying or use. Furthermore, as we take steps to protect our intellectual property, we may be subject to countersuits which could adversely affect our operations.

We are also subject to the risk of adverse claims and litigation alleging infringement of the intellectual property rights of others. These claims may require us to enter into license arrangements or may result in protracted and costly litigation, regardless of the merits of such claims. We may not be able to obtain necessary licenses on commercially reasonable terms, if at all. From time to time, we receive and have received letters from others requesting licenses or indicating that our products may require a license. These letters are not uncommon in the industry, and these letters are dealt with according to normal business practices. In some cases these letters are followed up with formal legal action. For example, in July 2000, a third party filed suit against us and approximately ninety other defendants. The suit alleges that all the defendants are violating more than a dozen patents owned by the third party which allegedly covers the field of “machine vision” used extensively in pick-and-place manufacturing of circuit boards and bar code scanning. We purchase this equipment from vendors, who we believe may have an obligation to indemnify us in the event that the equipment infringes any third party patents. The complaint does not specify which defendants or activities allegedly violated which particular patents. We have responded with a Motion for More Definite Statement designed to identify the allegedly infringing activities as well as the particular patents and claims allegedly being infringed by us. Since our filing of a Motion for More Definite Statement, the entire case has been stayed in order to allow an earlier-filed case with common factual and legal issues to proceed. We cannot assure you that we will prevail in this action and any adverse outcome could require us, among other things, to pay royalties to the third party patent owner. Given the lack of specificity in the complaint, it is not currently possible to calculate the potential for, or extent of, any liability resulting from this claim. We also cannot assure you that we will not receive other claims alleging infringement in the future.

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

Provisions in our amended and restated certificate of incorporation, as amended, and amended and restated bylaws, as amended, may have the effect of delaying or preventing a change of control or changes in our management. These provisions include:

•	the right of the board of directors to elect a director to fill a vacancy created by the expansion of the board of directors;

•	the ability of the board of directors to alter our amended and restated bylaws without obtaining stockholder approval;

•	if not called by our board of directors or the chairman of our board of directors, the requirement that at least 50% of the outstanding shares of common stock are needed to call a special meeting of stockholders;

•	the division of the board of directors into three classes, with each class serving staggered three-year terms; and

•	the requirement that all actions by stockholders must be effected at a duly called meeting of the stockholders and may not be effected by a consent in writing.

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

We do not currently have any indebtedness as of December 31, 2003. If we were to borrow from our revolving line of credit facility with Foothill Capital Corporation, we would be exposed to changes in interest rates. We are also exposed to changes in interest rates from investments in some held-to maturity securities. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes.

Item 8. Financial Statements and Supplementary Data

Our consolidated financial statements for each of the fiscal years in the three-year period ended December 31, 2003, together with the report thereon of PricewaterhouseCoopers LLP dated January 22, 2004, are included in this report commencing on page F-1 and are listed under Part IV, Item 15 of this report.

Item 9: Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A: Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this annual report (the “Evaluation Date”). Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to Paradyne (including its consolidated subsidiaries) required to be included in our reports filed or submitted under the Securities Exchange Act of 1934, as amended.

(b) Changes in Internal Controls.

During the last fiscal quarter, there have not been any changes in our internal controls or other factors that could significantly affect such controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART III

Item 10: Directors and Executive Officers of the Registrant

We will provide information relating to our directors and executive officers under the captions “Proposal – Election of Directors – Nominees,” “—Information Regarding Nominees and Continuing Directors” and “—Executive Officers” in our proxy statement for the 2004 annual meeting of stockholders to be held on May 14, 2004. We will provide information regarding compliance with Section 16(a) of the Securities and Exchange Act of 1934 by our directors and executive officers and beneficial owners of more than 10% of our common stock under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the proxy statement. All of that information is incorporated in this Item 10 by reference.

Code of Ethics

We have adopted a Code of Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of our Code of Ethics will be available on our website www.paradyne.com, free of charge, on or before May 4, 2004.

Item 11: Executive Compensation

We will provide information relating to executive compensation under the captions “Proposal – Election of Directors – Director Compensation,” “Executive Compensation,” and “Compensation Committee Interlocks and Insider Participation” in the proxy statement. That information is incorporated in this Item 11 by reference.

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

Item 14: Principal Accountant Fees and Services

We will provide information regarding the fees we paid to our independent auditors, PriceWaterhouseCoopers LLP, during the last two fiscal years and certain other related information under the caption “Independent Public Accountants – Services and Fees of PriceWaterhouseCoopers LLP” in the proxy statement. That information is incorporated in this Item 14 by reference.

PART IV

Item 15: Exhibits, Financial Statement Schedules, and Reports On Form 8-K

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

Exhibit Number	Description	SEC Document Reference

3.1	Amended and Restated Certificate of Incorporation, as amended.	Exhibit 3.1 from Paradyne’s Form 10-K filed on April 1, 2002.

3.2	Amended and Restated Bylaws, as amended.	Exhibit 4.2 from Paradyne’s Registration Statement on Form S-4 (No. 333-76814).

4.1	Reference is made to Exhibits 3.1 and 3.2.

4.2	Specimen Stock Certificate.	Exhibit 4.2 from Paradyne’s Registration Statement on Form S-1 (No. 333-76385) or amendments thereto.

10.1	Amended and Restated 1996 Equity Incentive Plan.	Exhibit 10.1 from Paradyne’s Registration Statement on Form S-1 (No. 333-76385) or amendments thereto.

10.2	Amendment to 1996 Equity Incentive Plan filed as Exhibit 10.1.	Exhibit 10.1 from Paradyne’s Form 10-Q filed on August 14, 2000.

10.3	Paradyne Networks, Inc. 2000 Broad-Based Stock Plan .	Exhibit 10.1 from Paradyne’s Form 10-Q filed on November 8, 2000.

10.4	Form of Stock Option Agreement pursuant to the 1996 Equity Incentive Plan.	Exhibit 10.2 from Paradyne’s Registration Statement on Form S-1 (No. 333-76385) or amendments thereto.

10.5	Amendment to Form of Stock Option Agreement with Sean E. Belanger and Patrick M. Murphy.	Exhibit 10.5 from Paradyne’s Form 10-K filed on April 2, 2001.

10.6	Form of Stock Option Agreement under the Paradyne Networks, Inc. 2000 Broad-Based Stock Plan.	Exhibit 99.2 from Paradyne’s Registration Statement on Form S-8 filed on March 20, 2001.

10.8	Form of Early Exercise Stock Purchase Agreement.	Exhibit 10.3 from Paradyne’s Registration Statement on Form S-1 (No. 333-76385) or amendments thereto.

10.9	1999 Employee Stock Purchase Plan and related offering documents.	Exhibit 99.1 from Paradyne’s Registration Statement on Form S-8 filed on April 26, 2001.

10.10	1999 Non-Employee Director’s Stock Option Plan.	Exhibit 10.5 from Paradyne’s Registration Statement on Form S-1 (No. 333-76385) or amendments thereto.

10.11	Lease Agreement between Paradyne and Shav Associates, dated October 8, 1996. (“Shav Lease Agreement”).	Exhibit 10.8 from Paradyne’s Registration Statement on Form S-1 (No. 333-76385) or amendments thereto.

10.12	Mutual Release and Surrender Agreement between Paradyne and Shav Associates, dated March 20, 2001, to Shav Lease Agreement.	Exhibit 10.17 from Paradyne’s Form 10-K filed on April 2, 2001.

10.13	Lease Agreement between Paradyne and Townsend Property Trust Lease, dated June 27, 1997. (“Townsend Lease Agreement”).	Exhibit 10.11 from Paradyne’s Registration Statement on Form S-1 (No. 333-76385) or amendments thereto.

10.14	Second Amendment to Towsend Lease Agreement, dated April 5, 2000.	Exhibit 10.19 from Paradyne’s Form 10-K filed on April 2, 2001.

10.15	Key Employee Agreement between Paradyne and Patrick Murphy, dated August 1, 1996.	Exhibit 10.15 Paradyne’s Registration Statement on Form S-1 (No. 333-76385) or amendments thereto.

Exhibit Number	Description	SEC Document Reference

10.16	Employment Agreement between Paradyne and Patrick Murphy, dated December 8, 2000.	Exhibit 10.24 from Paradyne’s Form 10-K filed on April 2, 2001.

10.18	Key Employee Agreement between Paradyne and Sean E. Belanger, dated April 30, 2000.	Exhibit 10.1 from Paradyne’s Form 10-Q filed on May 15, 2000.

10.19	Employment Agreement between Paradyne and Sean E. Belanger, dated December 8, 2000.	Exhibit 10.28 from Paradyne’s Form 10-K filed on April 2, 2001.

10.20	Change in Control Agreement between Paradyne and Sean E. Belanger.	Exhibit 10.17 from Paradyne’s Registration Statement on Form S-1 (No. 333-76385) or amendments thereto.

10.21	Loan and Security Agreement, dated July 16, 2001 by and among Paradyne, Paradyne Corporation and Foothill Capital Corporation.	Exhibit 10.1 from Paradyne’s Form 10-Q filed on August 14, 2001.

10.22	Amendment Number One to Loan and Security Agreement dated March 14, 2002 by and among Paradyne, Paradyne Corporation and Foothill Capital Corporation, filed as Exhibit 10.26.	Exhibit 10.27 from Paradyne’s Form 10-K filed on April 1, 2002.

10.23	Amendment Number Two to Loan and Security Agreement dated October 17, 2002 by and among Paradyne, Paradyne Corporation and Foothill Capital Corporation, filed as Exhibit 10.26.	Exhibit 10.28 from Paradyne’s Form 10-K filed on March 20, 2000.

10.24	Indemnification Agreement between Paradyne and William Stensrud, dated November 6, 1996.	Exhibit 10.29 from Paradyne’s Registration Statement on Form S-1 (No. 333-76385) or amendments thereto.

10.25+	Supply Agreement between Paradyne and Lucent Technologies, Inc., dated July 31, 1996.	Exhibit 10.30 from Paradyne’s Registration Statement on Form S-1 (No. 333-76385) or amendments thereto.

10.26+	Exclusivity and Amendment Agreement between Paradyne, Lucent Technologies, Inc. and GlobeSpan Semiconductor, Inc., dated August 6, 1998.	Exhibit 10.31 from Paradyne’s Registration Statement on Form S-1 (No. 333-76385) or amendments thereto.

10.27+	Noncompetition Agreement between Paradyne, Communication Partners, L.P., Lucent Technologies, Inc. and GlobeSpan Semiconductor, Inc., dated July 31, 1996.	Exhibit 10.32 from Paradyne’s Registration Statement on Form S-1 (No. 333-76385) or amendments thereto.

10.28	Trademark and Patent Agreement between Paradyne, Lucent Technologies, Inc. and GlobeSpan Semiconductor, Inc. dated July 31, 1996.	Exhibit 10.33 from Paradyne’s Registration Statement on Form S-1 (No. 333-76385) or amendments thereto.

10.29	Tax Matters Agreement between Paradyne, Lucent Technologies, Inc., and GlobeSpan Semiconductor, Inc., dated July 31, 1996.	Exhibit 10.34 from Paradyne’s Registration Statement on Form S-1 (No. 333-76385) or amendments thereto.

10.30	Intellectual Property Agreement between Paradyne, Lucent Technologies. Inc. and GlobeSpan Semiconductor, Inc., dated July 31, 1996.	Exhibit 10.35 from Paradyne’s Registration Statement on Form S-1 (No. 333-76385) or amendments thereto.

10.31+	OEM Agreement between Paradyne and Xylan Corporation, dated March 16, 1999.	Exhibit 10.36 from Paradyne’s Registration Statement on Form S-1 (No. 333-76385) or amendments thereto.

10.32+	Distribution Agreement between Paradyne and Tech Data Corporation, dated September 21, 1993.	Exhibit 10.37 from Paradyne’s Registration Statement on Form S-1 (No. 333-76385) or amendments thereto.

10.33+	OEM Agreement between Paradyne and Premisys Communications, Inc., dated December 4, 1992.	Exhibit 10.38 from Paradyne’s Registration Statement on Form S-1 (No. 333-76385) or amendments thereto.

10.34	Network Management Partners Agreement between Paradyne and Ascend Communications, Inc., dated November 3, 1998.	Exhibit 10.39 from Paradyne’s Registration Statement on Form S-1 (No. 333-76385) or amendments thereto.

10.35+	Joint Development and Distribution Agreement between Paradyne and AG Communication Systems Corporation, dated June 10, 1998.	Exhibit 10.40 from Paradyne’s Registration Statement on Form S-1 (No. 333-76385) or amendments thereto.

10.36+	Amendment to Supply Agreement between Paradyne and Lucent Technologies, Inc., dated as of May 5, 1999.	Exhibit 10.43 from the Paradyne’s Registration Statement on Form S-1 (No. 333-76385) or amendments thereto.

Exhibit Number	Description	SEC Document Reference

10.37	Amendment No. 1 to Contribution Agreement dated as of December 27, 2001 by and between Elastic Networks, Inc. and Nortel Networks Inc.	Exhibit 99.7 from Elastic Networks Inc.’s Form 8-K filed on December 31, 2001.

10.38	Intellectual Property Transfer and License Agreement dated as of May 12, 1999 by and between Elastic Networks Inc. and Nortel Networks Inc.	Exhibit 10.3 from Elastic Networks Inc’s Registration Statement on Form S-1 (No. 333-40500) or amendments thereto.

10.39	Amendment No. 1 to Intellectual Property Transfer and License Agreement dated as of December 27, 2001 by and between Elastic Networks Inc. and Nortel Networks Inc.	Exhibit 99.8 from Elastic Networks Inc.’s Form 8-K filed on December 31, 2001.

10.40	Patent Transfer and License Agreement dated as of May 12, 1999 by and between Elastic Networks Inc. and Nortel Networks Inc.	Exhibit 10.2 from Elastic Networks Inc’s Registration Statement on Form S-1 (No. 333-40500) or amendments thereto.

10.41	Amendment No. 1 to Patent Transfer and License Agreement dated as of December 27, 2001 by and between Elastic Networks Inc. and Nortel Networks Inc.	Exhibit 99.9 from Elastic Networks Inc.’s Form 8-K filed on December 31, 2001.

10.42	Letter Agreement dated as of September 14, 2001 by and between Elastic Networks Inc. and Nortel Networks Inc.	Exhibit 10.54 from Paradyne’s Form 10-K filed on April 1, 2002.

10.43	Modification of Letter Agreement dated as of December 27, 2001 by and between Elastic Networks Inc. and Nortel Networks Inc.	Exhibit 99.10 from Elastic Networks Inc.’s Form 8-K filed on December 31, 2001.

21.1*	List of Subsidiaries of Paradyne Networks, Inc.

23.1*	Consent of PriceWaterhouseCoopers LLP, Independent Certified Public Accountants.

24.1*	Power of Attorney is included on the signature pages to this report

31.1*	Certification of Chief Executive Officer of Paradyne, Pursuant to 18. U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer of Paradyne, Pursuant to 18. U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer of Paradyne, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer of Paradyne, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed with this report.

+ Confidential treatment has been granted for certain portions which have been omitted in the copy of the exhibit filed with the Securities and Exchange Commission. The omitted information has been filed separately with the Securities and Exchange Commission pursuant to the application for confidential treatment.

(b) Reports on Form 8-K

On October 16, 2003, we filed a Current Report on Form 8-K pursuant to Item 5 announcing that we have reached an agreement to settle the class action lawsuit commenced in October 2000 against the Company and certain of its current and former officers and directors in the U.S. District Court for the Middle District of Florida, Tampa Division.

On October 17, 2003, we filed a Current Report on Form 8-K pursuant to Item 12, announcing our financial results for the quarter ended September 30, 2003.

(c) Exhibits

See Item 15(a) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PARADYNE NETWORKS, INC.

By:	/s/ Sean E. Belanger
Sean E. Belanger
President and Chief Executive Officer

March 11, 2004
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

Pursuant to the requirements of the Securities Exchange Act of 1933, this report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Sean E. Belanger Sean E. Belanger	Chairman of the Board, President, Chief Executive Officer and Director (Principal Executive Officer)	March 11, 2004 Date

/s/ Patrick M. Murphy Patrick M. Murphy	Senior Vice President, Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer and Principal Accounting Officer)	March 11, 2004 Date

/s/ Thomas E. Epley Thomas E. Epley	Director	March 11, 2004 Date

/s/ Gene J. Frantz Gene J. Frantz	Director	March 11, 2004 Date

/s/ Keith G. Geeslin Keith G. Geeslin	Director	March 11, 2004 Date

/s/ William R. Stensrud William R. Stensrud	Director	March 15, 2004 Date

/s/ David Walker David Walker	Director	March 11, 2004 Date

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Paradyne Networks, Inc.

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Paradyne Networks, Inc. and its subsidiaries (the “Company”) at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Notes 2 and 15 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, effective January 1, 2002.

/s/ PriceWaterhouseCoopers LLP

Tampa, Florida

February 26, 2004

Paradyne Networks, Inc.

Consolidated Balance Sheets

(In Thousands, Except Share Data)

	December 31,
	2002	2003
Assets
Current assets:
Cash and cash equivalents	$47,706	$46,775
Accounts receivable, less allowance for doubtful accounts of $2,227 and $1,346 respectively	13,072	7,119
Inventories	16,661	16,419
Prepaid expenses and other current assets	2,896	1,578

Total current assets	80,335	71,891

Property, plant and equipment, net	10,396	5,595
Intangible assets, net	6,092	4,869
Other assets	433	87

Total assets	$97,256	$82,442

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$6,333	$5,486
Capital leases	396	—
Payroll and benefit related liabilities	3,445	2,636
Other current liabilities	9,087	4,745

Total current liabilities	19,261	12,867

Total liabilities	19,261	12,867

Commitments and contingencies (Notes 2, 3, 9, 10 and 13)

Stockholders’ equity:
Preferred stock, par value $0.001; 5,000,000 shares authorized, none issued or outstanding	—	—
Common stock, par value $.001; 80,000,000 shares authorized, 42,862,443 and 44,486,373 shares issued and outstanding as of December 31, 2002 and 2003, respectively	43	44
Additional paid-in capital	139,482	141,912
Deferred stock compensation	(1,017)	(333)
Retained earnings (deficit)	(60,530)	(72,560)
Notes receivable for common stock	(114)	(16)
Accumulated other comprehensive income	131	528

Total stockholders’ equity	77,995	69,575

Total liabilities and stockholders’ equity	$97,256	$82,442

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

Paradyne Networks, Inc.

Consolidated Statements of Operations

(In Thousands, Except Share Data)

	Years Ended December 31,
	2001	2002	2003
Revenues:
Sales	$142,008	$105,584	$73,378
Service	4,425	5,698	7,097
Royalties	272	982	800

Total revenues	146,705	112,264	81,275

Cost of sales:
Equipment	96,676	56,597	41,754
Service	1,791	1,348	2,231

Total cost of sales	98,467	57,945	43,985

Gross margin	48,238	54,319	37,290

Operating Expenses:
Research & development (includes $2,830 of purchased in-process R&D in March 2002)	25,128	27,935	19,201
Selling, general & administrative expenses	37,307	34,347	27,233
Amortization of deferred stock compensation and intangible assets	913	1,513	1,501
Impairment of intangible assets	5,761	6,681	—
Restructuring charges	3,807	3,315	1,900

Total operating expenses	72,916	73,791	49,835

Operating loss	(24,678)	(19,472)	(12,545)

Other (income) expenses
Interest, net	(743)	(790)	(610)
Other, net	(321)	(37)	95

Net loss before provision for income taxes	(23,614)	(18,645)	(12,030)

Provision (benefit) for income taxes	—	(1,488)	—

Net loss	$(23,614)	$(17,157)	$(12,030)

Basic loss per common share	($0.72)	($0.42)	($0.28)

Weighted average number of common shares outstanding	32,879	40,936	43,389

Diluted loss per common share	($0.72)	($0.42)	($0.28)

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

Paradyne Networks, Inc.

Consolidated Statements Of Changes In Stockholders’ Equity And Comprehensive Income (Loss)

(In Thousands, Except Share Data)

	Comprehensive Income (Loss)	Common Stock		Additional Paid-In Capital	Deferred Stock Compensation	Retained Earnings (Deficit)	Notes Receivable for Stock	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
		Shares	Amount
Balance, December 31, 2000	(34,295)	32,556,127	$33	$104,019	$(1,185)	$(19,759)	$(718)	$269	$82,659

Proceeds from exercise of stock options and related tax benefit		710,653		1,487					1,487
Deferred stock compensation				(510)					(510)
Amortization of deferred stock compensation					848				848
Net loss	(23,614)					(23,614)			(23,614)
Notes Receivable for stock							366		366
Cumulative translation adjustment	(39)							(39)	(39)

Balance, December 31, 2001	(23,653)	33,266,780	$33	$104,996	$(337)	$(43,373)	$(352)	$230	$61,197

Proceeds from exercise of stock options		1,971,788	2	3,809					3,811
Tax benefit from loss carryback				725					725
Acquisition of Business for Stock		7,623,875	8	28,742					28,750
Deferred stock compensation				1,210	(1,210)				—
Amortization of deferred stock compensation					530				530
Net loss	(17,157)					(17,157)			(17,157)
Notes Receivable for stock							238		238
Cumulative translation adjustment	(99)							(99)	(99)

Balance, December 31, 2002	$(17,256)	42,862,443	$43	$139,482	$(1,017)	$(60,530)	$(114)	$131	$77,995

Proceeds from exercise of stock options		1,623,930	1	2,835					2,836
Deferred stock compensation				(405)	405				—
Amortization of deferred stock compensation					279				279
Net loss	(12,030)					(12,030)			(12,030)
Notes Receivable for stock							98		98
Cumulative translation adjustment	397							397	397

Balance, December 31, 2003	$(11,633)	44,486,373	$44	$141,912	$(333)	$(72,560)	$(16)	$528	$69,575

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

Paradyne Networks, Inc.

Consolidated Statements of Cash Flows

(In Thousands, except share data or as otherwise noted)

	2001	2002	2003
Cash flows provided by (used in) operating activities:
Net loss	$(23,614)	$(17,157)	$(12,030)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Reserve for inventory write-down	10,905	—	—
Income from reserve reversal due to sale of inventory	—	(6,179)	(2,431)
Loss on sale of assets	412	189	317
Decrease in allowance for bad debts	(969)	(723)	(881)
Depreciation and amortization	8,039	8,167	6,703
Purchased in process research & development	—	2,830	—
Impairment of intangible assets	5,761	6,681	—
(Increase) decrease in assets, net of acquisitions:
Receivables	9,250	5,328	6,834
Accounts receivable from affiliates	163	72	(15)
Income tax receivable	3,928	792	5
Restricted cash committed for inventory purposes	—	5,067	—
Inventories	10,337	11,798	2,673
Prepaid expenses and other current assets	907	(1,154)	1,328
Other long-term assets	1,223	434	345
Increase (decrease) in liabilities, net of acquisitions:
Accounts payable	(4,293)	(6,663)	(847)
Payroll and related liabilities	(873)	(3,869)	(809)
Other current liabilities	(2,679)	(2,832)	(4,342)
Other long term liabilities	144	(144)	—

Net cash provided by (used in) operating activities	18,641	2,637	(3,150)

Cash flows provided by (used in) investing activities:
Cash used to acquire net assets of business	(1,500)	(3,225)	—
Cash acquired in business acquisition		8,814	—
Capital expenditures	(1,121)	(1,785)	(735)
Proceeds from sale of property, plant and equipment	747	44	18

Net cash provided by (used in) investing activities	(1,874)	3,848	(717)

Cash flows provided by (used in) financing activities:
Proceeds from stock	1,855	4,062	2,935
Repayment of bank line of credit, net	—	—	—
Borrowings under other debt obligations	231	—	—
Repayment of other debt obligations	(769)	(608)	(396)

Net cash provided by (used in) financing activities	1,317	3,454	2,539

Effect of foreign exchange rate changes on cash	(39)	(99)	397

Net increase (decrease) in cash and cash equivalents	18,045	9,840	(931)
Cash and cash equivalents at beginning of year	19,821	37,866	47,706

Cash and cash equivalents at end of year	$37,866	$47,706	$46,775

Supplemental disclosures of cash flow information:
Cash paid (received), net, for:
Interest	$(753)	$(751)	$(653)

Income taxes	$(4,069)	$(1,718)	$78

Non-cash transactions:
Acquisition of business for stock	$—	$28,742	$—

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

Liquidity

The Company has incurred net losses in each of the three years presented in these consolidated financial statements due to the continuing slowdown in the telecommunications environment. At December 31, 2003, management believes that available cash and cash equivalents together with future cash flow from operations will be sufficient to meet the Company’s obligations as they become due in 2004.

2. Summary of Significant Accounting Policies

The significant accounting principles and practices used in the preparation of the accompanying consolidated financial statements are summarized below:

Principles of Consolidation

The accompanying consolidated financial statements include the results of the Company and its wholly-owned subsidiaries: Paradyne Corporation; Paradyne Canada Ltd.; Paradyne International Ltd.; Paradyne Worldwide Corp.; Ark Electronic Products, Inc.; Paradyne Finance Corporation; Communications Equipment Corporation; Paradyne International Sales Ltd.; Paradyne Networks do Brazil LTDA.; Paradyne Services, LLC and Elastic Networks Inc. The results for Elastic Networks have been included in these financial statements from the date of acquisition (March 5, 2002) through December 31, 2002. Intercompany accounts and transactions have been eliminated in consolidation.

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

The Company sells products to value added distributors and other customers and extends credit based on an evaluation of the customer’s financial condition, generally without requiring collateral. Exposure to losses on receivables is principally dependent on each customer’s financial condition. The Company monitors its exposure for credit losses and maintains allowances for anticipated losses. Accounts receivable from three customers were approximately 20%, 14%, and 10% of net accounts receivable at December 31, 2001. Accounts receivables from two customers were approximately 13% and 10% of net accounts receivable at December 31, 2002 and accounts receivable from two customers were approximately 21% and 12% of net accounts receivable at December 31, 2003. Sales to one customer were approximately 21% and 15% of total revenues for the years ended December 31, 2001 and 2002, respectively. There were no customers in 2003 with a 10% or greater concentration of total revenues.

Purchases from one vendor were approximately 11% of total purchases for the year ended December 31, 2002. There were no vendors in 2003 with a 10% or greater concentration of total purchases.

The Company operates in a single business segment because the Company’s business segment is the total company. The Company’s management does not have a lower level of cash flows and does not make its business decisions based on any lower level of financial information than at the Company’s enterprise level. Cash to the Company’s foreign locations is restricted and only supplied to meet operating expense needs and all revenue contracts and shipment of goods is controlled from the Company’s Largo, Florida headquarters. International sales accounted for approximately 47%, 42% and 33% of total revenues during the years ended December 31, 2001, 2002 and 2003, respectively. Following is a summary of domestic and international revenues and long-lived assets for the years ended and as of December 31, 2001, 2002 and 2003:

	Revenues (a) Year Ended December 31,
	2001	2002	2003
Geographic Information

United States	$77,741	$64,887	$54,782
Japan	37,222	19,043	1,982
Canada	14,200	5,991	7,160
China	7,704	7,548	4,830
Korea	24	481	72
Other foreign countries	9,814	14,314	12,449

Total	$146,705	$112,264	$81,275

	Long-Lived Assets Year Ended December 31,
	2001	2002	2003
Geographic Information

United States	$13,552	$9,690	$5,617
Japan	101	100	14
Canada	21	9	2
China	—	16	12
Korea	21	24	1
Other foreign countries	78	990	36

Total	$13,773	$10,829	$5,682

(a)	Revenues are attributed to countries based on location of customer.

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

Intangible Assets

Intangible assets, which consist of developed technology (including patents) and purchased customer relationships are included in “Intangible Assets, net” as of December 31, 2002 and 2003 (see Note 7). The developed technology and purchased customer relationships intangibles resulted from the acquisition of 100% of the capital stock of Elastic Networks in exchange for 7,623,875 shares of the common stock of the Company. (See Note 15). The amounts assigned to developed technology and purchased customer relationships, at the acquisition date, were based on an appraisal. The Company assigned $2.8 million to purchased in-process research and development based, in part, on discounted cash flows and the remainder on replacement costs. Development of the Etherloop technology was approximately 25% completed at the acquisition date and the Bitstorm 2400 was approximately 60% complete. Neither the Etherloop nor the Bitstorm 2400 had reached technological feasibility. The $2.8 million purchased in-process research and development was written off during the first quarter of 2002 and reported as part of research and development. Additionally, upon the acquisition of Elastic Networks, $6.7 million was assigned to goodwill. The entire $6.7 million amount, however, was written off and recorded as impairment to goodwill in December 2002.

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

Stock Options

Employee stock options granted continue to be accounted for under Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. Because the exercise price of our employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is generally recognized under APB No. 25. The following table displays pro forma information as if the provisions of SFAS No. 123 had been applied to all employee stock options granted:

	2001	2002	2003
Net income (loss), as reported	(23,614)	(17,157)	(12,030)
Add: Stock-based employee compensation expense included in reported net income, net of related taxes	338	530	279
Deduct: Total stock-based employee compensation expense determined under fair-value based method for all awards, net of related tax effects	9,634	10,770	10,268

Pro forma net income loss	(32,910)	(27,397)	(22,019)

Loss per share:
As reported	$(0.72)	$(0.42)	$(0.28)

Pro forma basic	$(1.00)	$(0.67)	$(0.51)

Pro forma diluted	$(1.00)	$(0.67)	$(0.51)

Impairment of Long-Lived Assets

The Company evaluates the recoverability of its long-lived assets whenever adverse events or changes in business climate indicate that the expected undiscounted future cash flows from the related asset may be less than previously anticipated. If the net book value of the related asset exceeds the undiscounted future cash flows of the asset, the carrying amount would be reduced to the present value of its expected future cash flows and an impairment loss would be recognized in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets.” As of December 31, 2002 and 2003, management does not believe that an impairment reserve is required.

Research and Development Costs

Research and development costs are expensed as incurred.

Product Warranty

The Company generally provides a return to factory warranty for a period of one year from the date of sale. A current charge to income is recorded at the time of sale to reflect the amount the Company estimates will be needed to cover future warranty obligations for products sold during the year. The accrued liability for warranty costs is included in the caption “other current liabilities” in the accompanying consolidated balance sheets. The estimate of such costs is based upon historical and anticipated requirements. The following table summarizes the activity for the product warranty reserve for 2002 and 2003:

	2002	2003
Beginning balance	$1,418	$1,416
Product warranty expenses accrued	855	653
Product warranty expenses incurred and charged against reserve	(1,710)	(649)
Adjustment for changes in estimates	258	(673)
Accruals for new warranties associated with the acquisition of Elastic Networks	595	0

Ending balance at December 31, 2003	$1,416	$747

Income Taxes

The Company accounts for income taxes under the provisions of SFAS No. 109, “Accounting for Income Taxes,” which requires use of the asset and liability method of accounting for deferred income taxes. Since the Company has incurred large net losses for several consecutive years, which can be only carried forward to future years for income tax purposes, there is no reasonable assurance that any income tax benefit from these losses will be realizable. Therefore, the Company has established a valuation allowance for the full amount of the deferred tax asset.

Loss Per Share

Basic loss per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the year. Diluted earnings per share assumes the exercise of stock options for which market price exceeds exercise price, less shares assumed purchased by the Company with related proceeds and associated tax benefits.

Options of 13,174,803, 14,939,106 and 12,918,838 for 2001, 2002 and 2003, respectively, are not included in the 2001, 2002 and 2003 calculation of diluted loss per share due to their antidilutive effect.

Advertising expenses

The Company accounts for advertising costs as expense in the period in which they are incurred. Advertising expense for the years ended December 31, 2001, 2002 and 2003 was $1,288, $906 and $680, respectively.

Foreign Currency

The local currency is the functional currency of each of the foreign subsidiaries and foreign branches. Assets and liabilities of the Company’s foreign subsidiaries and foreign branches are translated using fiscal year-end exchange rates, and revenue and expenses are translated using average exchange rates prevailing during the year. The effects of translating foreign subsidiaries’ financial statements are recorded as a separate component of stockholders’ equity. In addition, included in other (income) expense are realized foreign currency losses of $310 for 2001, foreign currency gains of $101 for 2002 and foreign exchange losses of $218 for 2003.

Reclassifications

Certain prior year amounts have been reclassified for comparative purposes. These reclassifications had no effect on net income, total assets, total liabilities or stockholders equity.

Recently Issued Financial Accounting Standards

In June 2002, the Financial Accounting Standards Board (the “FASB”) voted in favor of issuing FASB Statement No. 146, “Accounting for Exit or Disposal Activities”. SFAS No. 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the Emerging Issues Task Force has set forth in EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The scope of SFAS No. 146 also includes (1) costs related to terminating a contract that is not a capital lease and (2) termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS No. 146 was effective January 1, 2003 and was adopted by the Company on that date. In June 2003, the Company had a business restructuring that was solely comprised of involuntary terminations, as there were no disposal or exit activities associated with the restructure. This event resulted in a charge to operations of $1,742 for severance payments and was accounted for under the terms of SFAS No.’s 112 and 146. Also in July 2003, the Company closed a development center in Alpharetta, GA, which resulted in involuntary terminations as well as disposal and exit activities. The termination and exit activities, which amounted to $158, were recorded as business restructure operating expenses under the terms of SFAS No. 146.

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

In January 2003, the FASB issued FASB Interpretation 46, “Consolidation of Variable Interest Entities.” This interpretation of Accounting Research Bulletin 51, “Consolidated Financial Statements”, addresses consolidation by business enterprises of variable interest entities which possess certain characteristics. The interpretation requires that if a business enterprise has a controlling financial interest in a variable interest entity, the assets, liabilities, and results of the activities of the variable interest entity must be included in the consolidated financial statements with those of the business enterprise. This interpretation applies immediately to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date. The Company does not believe it has ownership in any variable interest entities as December 31, 2003. The Company will apply the consolidation requirement of the interpretation in future periods if it should own any interest deemed to be a variable interest entity.

In April 2003, the FASB issued FAS No.149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” FAS 149 amends and clarifies the financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities under FAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” FAS 149 provides increased guidance for reporting of contracts as either derivatives or hybrid instruments. FAS 149 is effective prospectively for contracts entered into or modified after June 30, 2003. This statement did not have a material impact on the Company’s consolidated financial statements.

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

The standard requires that all such instruments be classified as a liability, or an asset in certain circumstances, and initially measured at fair value. Forward contracts that require a fixed physical share settlement and mandatory redeemable financial instruments must be subsequently remeasured at fair value on each reporting date. This standard is effective for all financial instruments entered into or modified after May 31, 2003, and for all other financial instruments, at the beginning of the first interim period beginning after June 15, 2003. The Company has adopted this standard beginning in the third quarter of 2003 and the implementation did not have a significant impact on the results of operation, financial position or cash flow.

On November 5, 2003, some classification and measurement provisions in FAS 150 were deferred for an indefinite period for certain Mandatorily Redeemable Noncontrolling Interests (“MRNI”) associated with finite-lived subsidiaries. The instruments covered by this deferral would be redeemable only upon the liquidation or termination of the finite-lived subsidiary and would apply to both existing and future arrangements. For all other MRNI (i.e., those that are a liability under FAS 150 to the subsidiary and also a liability when consolidated by the parent) only the measurement provisions of FAS 150 were deferred for an indefinite period if the security was created on or before November 5, 2003. If within the scope of FAS 150, these MRNI must be classified as a liability but their initial and subsequent measurement would be determined by pre-FAS 150 GAAP. For MRNI in this category that are created after November 5, 2003, all of the provisions of FAS 150 (including the measurement provisions) were applicable without any deferral. For SEC registrants, the disclosure provisions of FAS 150 are expected to apply without any deferral. Therefore, companies will be expected to disclose the amount that would be paid if the settlement were to occur at the reporting date for the MRNI described above. The deferral of certain MRNI currently has no impact on our financial results.

On December 24, 2003, the FASB published a revision to FIN 46 (“FIN 46R”), to clarify some of the provisions of FIN 46 and exempt certain entities from its requirements. Under FIN 46R, a legal entity is considered a variable interest entity or “VIE”, with some exceptions if specific criteria are met, if it does not have sufficient equity at risk to finance its own activities without relying on financial support from other parties. Additional criteria must be applied to determine if this condition is met or if the equity holders, as a group, lack any one of three stipulated characteristics of a controlling financial interest. If the legal entity is a VIE, then the reporting entity determined to be the primary beneficiary of the VIE must consolidate it. Even if the reporting entity is not obligated to consolidate a VIE, then certain disclosures must be made about the VIE if the reporting entity has significant variable interest. The effective date of the interpretation was modified under FIN 46R. A reporting entity is required to apply the provisions of FIN 46R to all VIEs that previously were subject to certain previously issued special purpose entity, or SPE, accounting pronouncements for all reporting periods ending after December 14, 2003. For all other VIEs, a reporting entity is required to adopt the provisions of FIN 46R for all reporting periods after May 15, 2004. Based on its review under the existing approved guidance, the Company believes the FIN 46R will not impact the accounting for certain unconsolidated affiliates.

3. Accrued Business Restructuring

In 2002 and 2003, the Company recorded restructuring expenses of $3,315 and $1,900, respectively. In the first quarter of 2002, the Company incurred business restructuring expenses of $1,011 as a result of the termination of approximately 44 employees or 8% of its workforce. This business restructuring primarily related to the release of certain of the Company’s employees in connection with the acquisition of Elastic Networks and represented severance payments. Additionally, included in the net assets acquired in the acquisition of Elastic Networks on March 5, 2002, the Company recorded business restructuring liabilities of $2,281 comprised of severance payments for terminating Elastic Networks employees and expected costs for the closing of facilities in Alpharetta, Georgia and Hong Kong, China. Also, in response to the continued downturn in the telecommunications industry, the Company recorded restructuring charges of $2,304 in December 2002. These charges included severance payments for the termination of approximately 115 employees or 20% of the Company’s workforce in addition to costs incurred to close down empty facilities in Dallas, Texas and maintain abandoned facilities in Largo, Florida. The charges in 2003, which affected 68 employees or approximately 15% of the Company’s workforce, related to a company-wide reduction in force in June 2003 and the closure of a development center in Alpharetta, Georgia in July 2003. These actions were necessary as part of the Company’s effort to align its operations and expense structure with the present telecom industry environment. In connection with the closing of the development in Alpharetta, Georgia, the Company disposed of research and development equipment of $207 and office equipment of $71 in the third quarter of 2003.

During 2003, the Company paid $3,689 related to business restructuring. The remaining $584 accrued as of December 31, 2003, all of which is expected to be paid during 2004. The following table summarizes the activity in the business restructuring accrual for 2002 and 2003:

	Severance Related	Abandoned Facilities and Equipment Related	Total
Beginning balance at January 1, 2002	$—	$356	$356
Additions to accrual in 2002	3,835	2,514	6,349
Less payments made in 2002	(3,026)	(1,306)	(4,332)

Beginning balance at January 1, 2003	$809	$1,564	$2,373
Additions to accrual	1,831	69	1,900
Less payments made related to current and prior period restructurings	(2,552)	(1,137)	(3,689)

Ending balance at December 31, 2003	$88	$496	$584

4. Inventories

Inventories are summarized as follows:

	December 31,
	2002	2003
Raw materials	$12,731	$13,610
Work-in-process	1,746	1,900
Finished goods	2,184	910

Total	$16,661	$16,420

During 2003, the Company reversed reserves, creating $2,432 of margin relating to the sale of previously reserved inventory. Included in the Company’s December 31, 2003 net inventory balance are $35.7 million in reserves for inventory write-downs to net realizable value based upon management’s analysis of foreseeable demand of its inventory.

5. Property, Plant and Equipment

Property, plant and equipment consist of the following:

	December 31,
	2001	2003
Leasehold improvements	$1,486	$1,500
Office furniture and fixtures	1,720	1,576
Machinery and equipment	38,509	37,967

	41,715	41,043
Less accumulated depreciation	(31,319)	(35,448)

	$10,396	$5,595

Depreciation expense amounted to $7,100, $6,700 and $5,203 for 2001, 2002 and 2003, respectively.

7. Intangible Assets and Other Assets

Intangible assets and other assets consist of the following:

	December 31,
	2002	2003
Intangible asset (customer relations and patents), net of accumulated amortization of $983 and $2,206, respectively	$6,092	$4,869

Security deposits	402	73
Other	31	14

	$6,525	$4,956

8. Other Current Liabilities

Other current liabilities consist of the following:

	December 31,
	2002	2003
Accrued professional fees	$440	$536
Accrued advertising & sales	265	368
Deferred income	1,942	1,088
Accrued product warranty	1,416	747
Accrued taxes	1,251	672
Business restructure	2,373	584
Accrued royalties	614	61
Other	786	689

	$9,087	$4,745

9. Long-term Liabilities

Revolving Credit Facilities

On July 16, 2001, the Company entered into an agreement with Foothill Capital Corporation, a wholly-owned subsidiary of Wells Fargo & Company, to provide a secured revolving line of credit in the amount of $17.5 million with availability subject to a borrowing base formula. At the Company’s option, the interest rate will either be the prime rate published by Wells Fargo plus .75% or the LIBOR (London Interbank Offered Rate) rate plus 2.75%. In no event will the borrowing rate be lower than 7%. The credit agreement contains financial covenants limiting the maximum amount of capital expenditures the Company can make and requiring it to meet minimum Earnings Before Interest, Taxes, Depreciation, and Amortization (“EBITDA”) targets. The Company is able to borrow up to a maximum of $17.5 million, which is collateralized by the value of its accounts receivable and its inventory. There are restrictions on the eligible amounts of both the accounts receivable and the inventory. In order to obtain this line of credit, the Company paid the lender a closing fee of $150, and pays a monthly servicing fee of $3, an unused line fee of .375% of the balance not borrowed under the line of credit each month, and the Company is responsible for audit and appraisal fees. The Company also pays a float fee on collections of receivables calculated by taking the monthly collection divided by 360 days times the prevailing interest rate (currently 7%). If the Company fails to pay amounts due under the loan when due and payable, or if it fails to perform specified terms of the credit agreement, it will be in default if it has previously borrowed under the credit agreement. In the event of default, the Company will no longer be able to borrow under the credit agreement and it would have to immediately repay any amounts owed the lender. The Company may cancel the Credit Agreement at any time, but it would have to pay a cancellation premium starting at 3% of the maximum available borrowing at the inception of the Credit Agreement, reducing as the Credit Agreement matures to 1% of the maximum borrowing during the last year of the Credit Agreement. In March 2002, Foothill Capital and the Company agreed to amend the Credit Agreement to consent to the Company’s formation of a new subsidiary, consent to the activities of this new subsidiary and consent to the Company’s acquisition of Elastic Networks. The Company, in turn, waived the provision of the Credit Agreement, which limited the amount of attorney’s fees in order to allow for the fees necessary to draft this amendment. A second amendment was agreed to in October 2002, which modified the definitions of “EBITDA” and “Triggering Event” under the agreement, reducing the minimum EBITDA targets in the event a Triggering Event occurs. The agreement expires in July 2004. No borrowings have been made under the Credit Agreement as of December 31, 2003.

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

Other than the legal proceedings described above, in the normal course of business, the Company is subject to proceedings, lawsuits and other claims. While these other legal matters could affect the operating results of any one quarter when resolved in future periods, it is management’s opinion that after final disposition, any monetary liability or financial impact to Paradyne would not be material to the annual consolidated financial statements.

11. Income Taxes

The Company files a consolidated federal income tax return. The provision (benefit) for income taxes is as follows:

	Year Ended December 31,
	2001	2002	2003
Current:
Foreign	$0	$0	$0
Federal	0	(1,488)	0
State	0	0	0

	$0	$(1,488)	$0

Deferred:
Foreign	$0	$0	$0
Federal	0	0	0
State	0	0	0

	$0	$0	$0

	$0	$(1,488)	$0

Deferred tax assets (liabilities) are comprised of the following:

	December 31,
	2002	2003
Property, Plant and Equipment	(503)	(200)
Intangibles	8	0
U.S. NOL Carryforwards	28,738	37,583
Foreign NOL Carryforwards	1,739	492
Inventory Reserve	16,608	13,186
Other	766	850

	47,356	51,911
Valuation Allowance	(47,356)	(51,911)

Net Deferred Tax Asset	$0	$0

At December 31, 2003, the Company had U.S. net operating loss carryforwards of approximately $101.0 million, expiring beginning in 2020. The $101.0 million includes $28.8 million of net operating loss carryforwards from the March 5, 2002 tax-free reorganization with Elastic Networks. The acquisition net operating loss carryforwards will be subject to an annual limitation of $1.4 million under Section 382 of the Internal Revenue Code. Additionally, the Company recorded a valuation allowance at December 31, 2002 and 2003 with respect to the deferred tax asset due to the uncertainty of its ultimate realization.

At December 31, 2003, Paradyne Canada LTD had net operating loss carryforwards of approximately $1.2 million ($.6 million expiring in 2008 and $.6 million expiring in 2009). The Company recorded a valuation allowance at December 31, 2002 and 2003 with respect to foreign operating losses due to the uncertainty of their ultimate realization.

The provision for income taxes differed from the statutory rate as follows:

	2001		2002		2003
U.S. Statutory Rate	$(8,029)	-34.0%	$(6,339)	-34.0%	$(4,090)	-34.0%
State Taxes	(779)	-3.3%	(615)	-3.3%	(397)	-3.3%
R&D Credit	(840)	-3.6%	(180)	-1.0%	(100)	-0.8%
Purchased in-process research and development	0	0.0%	1,056	5.7%	0	0%
Impairment of Goodwill	0	0.0%	2,843	15.2%	0	0%
Other	106	0.5%	116	0.6%	32	0.3%
Valuation Allowance	9,542	40.4%	1,631	8.7%	4,555	37.9%

Provision for Income Taxes	$0	0.0%	$(1,488)	-8.0%	$—	0.0%

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

12. Employee Benefits

401(k) Plan

The Company has a 401(k) plan covering substantially all of its employees. Benefits vest based on number of years of service. The Company’s policy is to match two-thirds of an employee’s contributions, up to six percent of an employee’s annual salary. Additionally, the Board of Directors may grant discretionary contributions. Contributions to the plan by the Company were approximately $1.4 million, $1.0 million (including $.4 million of forfeitures applied in 2002) and $.8 million for the years ended December 31, 2001, 2002 and 2003, respectively.

Stock Options

Under the 1996 Equity Incentive Plan and the 2000 Broad-Based Stock Plan (collectively, the “Plans”), the Board of Directors may reserve common shares for the purpose of granting to employees (including officers and directors) or the employees of the Company’s affiliates, options to purchase common stock. Nonstatutory stock options, rights to acquire restricted stock and stock bonuses may be granted to employees (including officers), directors of and consultants to the Company or its affiliates. Under the Plans, 22,517,336 shares have been reserved related to options available for grant to employees, directors and consultants through December 31, 2003. The options generally vest one-fourth each year, beginning on the first anniversary of the date of grant, and have a maximum contractual life of 10 years. The exercise price of options granted under the Plans is determined by the Board of Directors. The Company has granted 17,058,792 options to the Company’s employees, directors and consultants, of which 12,618,838 options are outstanding as of December 31, 2003.

In June 1999, the Board of Directors adopted the 1999 Non-Employee Director’s Stock Option Plan and reserved 250,000 shares under the plan to provide for the automatic grant of options to purchase shares of common stock to non-employee directors of the Company. Each non-employee director was granted an initial grant upon appointment. Annual grants of an additional 5,000 shares will be made to any of the non-employee directors, subject to attendance at regularly scheduled meetings of the Board as described in the plan. The Company has granted 140,000 options to non-employee directors, of which 70,000 are outstanding at December 31, 2003.

During 1998, the Company granted 47,950 fixed options to purchase shares of common stock with exercise prices below fair market value. As a result, $96 of compensation expense is being recognized ratably over the vesting period of the related options.

During 1998 and 1999, the Company issued options to acquire 331,750 shares of the Company’s common stock at a weighted average price of $5.27 per share, which was less than fair value by $1,829, and which is being amortized ratably over the vesting period. During 2000, the Company issued options to acquire 207,275 shares of the Company’s common stock at a weighted average price of $17 per share, which was less than fair value by $597 and which is being amortized ratably over the vesting period. During 2002, the Company issued options to acquire 705,500 shares of the Company’s common stock at a weighted average price of $2.01 per share, which was less than fair value by $1,284 and which is being amortized ratably over the vesting period. Additionally, the Company had previously issued options to employees which vested only in the event of an initial public offering (IPO). As a result of the July 1999 IPO, 77,922 shares of options vested. During 2001, 2002 and 2003, $338, $530 and $279, respectively, of compensation expense has been included in operating expenses for all vested stock options issued at less than fair market value.

A summary of the status of the Company’s stock options granted to employees, directors and consultants under the Plans as of December 31, 2001, 2002 and 2003, respectively, and changes during the years ended on these dates is presented below:

	2001		2002		2003
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	13,538,063	$11.40	13,174,803	$8.87	14,939,106	$7.56
Granted	3,390,565	2.03	5,823,695	2.86	1,787,342	1.70
Exercised	(57,695)	2.01	(1,455,438)	2.04	(1,022,319)	2.04
Canceled	(3,696,130)	11.96	(2,603,954)	6.91	(3,085,291)	6.31

Outstanding at end of year	13,174,803	8.87	14,939,106	7.56	12,618,838	7.48

Exercisable at end of year	5,286,280	9.61	6,867,353	9.95	8,240,869	9.65

Weighted-average fair value of all options		$1.01		$1.79		$0.89

The following table summarizes information about outstanding stock options in the Plans outstanding at December 31, 2003:

	Outstanding			Exercisable
Range of Exercise Prices	Number of Options	Weighted- Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$ 1.00 - $6.00	9,861,645	7.74	$2.41	5,711,619	$2.55
$ 7.50 - $16.90	2,975	5.49	9.02	2,975	9.02
$17.00 - $27.50	2,156,618	6.26	24.82	1,934,041	24.82
$27.60 - $50.00	597,600	5.83	28.60	592,234	28.57

	12,618,838	7.40	$7.48	8,240,869	$9.65

The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes pricing model with the following weighted-average assumptions:

	2001	2002	2003
Expected term	5.0 years	5.0 years	5.0 years
Expected volatility	50.40%	58.10%	54.35%
Expected dividend yield	0.00%	0.00%	0.00%
Risk-free interest rate	4.92%	4.26%	3.25%

Employee Stock Purchase Plans

In June 1999, the Board of Directors adopted the 1999 Employee Stock Purchase Plan (the “Purchase Plan”). Employees may elect to have up to 15% of their earnings withheld. The amounts withheld are used to purchase shares of common stock, on specified dates determined by the Board of Directors, at 85% of the lower of the fair market value of the common stock at the commencement date of each offering period or the relevant purchase date. As of December 31, 2003, the Company is authorized to issue up to 4,621,309 shares of common stock to eligible employees. Each year, the number of shares reserved for issuance under the Purchase Plan will automatically be increased by 3.0% of the total number of shares of common stock then outstanding or, if less, by 1,000,000 shares. Under the Purchase Plan, the Company sold 697,046 shares during the year ended December 31, 2001, 506,350 shares during the year ended December 31, 2002 and 595,484 shares during the year ended December 31, 2003 which had weighted-average prices of $1.79, $1.40 and $1.00, respectively. The weighted average value of the options to purchase stock during 2001, 2002 and 2003 using the Black-Scholes pricing model was $.66, $.51 and $1.14, respectively.

The fair value of each stock option granted under the Purchase Plan is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2001	2002	2003
Expected term	.5 years	.5 years	.5 years
Expected volatility	29.80%	35.50%	37.32%
Expected dividend yield	0.00%	0.00%	0.00%
Risk-free interest rate	4.50%	2.18%	1.09%

During 1999 and 2000, various executives and directors and certain key employees of the Company issued full recourse promissory notes, totaling $1.3 million to the Company in connection with the purchase of 495,095 shares of common stock. The principal balance of the notes and the related accrued interest ranging from 4.72% to 6.65% are payable at the earlier of the termination of employment or five years from the date of the note unless otherwise stated. The notes are collateralized by the shares of common stock acquired with the notes, and those shares are held in escrow by the Company. All unvested shares purchased with the notes are subject to repurchase by the Company if the respective executive terminates employment before becoming fully vested. In July 2001, Mr. May paid to the Company the outstanding balance of $99 and in February 2002, Messrs. Belanger and Murphy paid to the Company the outstanding balances of $200, $75 and $37 (two separate notes from Mr. Murphy), respectively, plus accrued interest. Therefore, all promissory notes with our executive officers and directors and the associated interest have been paid off as December 31, 2002. The balance of the notes receivable from the key employees in connection with the purchase of common stock as of December 31, 2003 was $16, plus accrued interest.

13. Commitments and Contingencies

Operating Leases

The Company is obligated under noncancelable operating leases for office and warehouse equipment and facilities. The leases expire at various dates through 2012. Rent expense for the years ended December 31, 2001, 2002 and 2003 approximated $3.3 million, $3.5 million and $2.8 million, respectively. Minimum required future lease payments under noncancelable operating leases are as follows:

2004	$4,095
2005	3,924
2006	3,914
2007	3,891
2008 and thereafter	17,510

The Company leases facilities in Largo, Florida and subleases some of this space to third parties under noncancelable operating leases. Future minimum lease payments receivable under these leasing agreements as of December 31, 2003 are as follows: 2004 -$73 and thereafter - $0.

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

Purchase commitments

The Company had noncancelable commitments to purchase inventory totaling $1,217 at December 31, 2003.

14. Related Party Transactions

The Company provides operating, management, technical maintenance services and other administrative services for Paradyne Credit Corp., (“PCC”), an affiliate. Total charges to this entity were approximately $621, $361 and $250 for 2001, 2002 and 2003, respectively. This amount is recorded as a reduction of general and administrative expenses. At December 31, 2003, $48 was receivable from PCC.

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

The amounts assigned to developed technology and purchased customer relationships at the acquisition date were based on an appraisal. The Company assigned $2.8 million to purchased in-process research and development based, in part, on the appraisal and the remainder on the development cost incurred by Elastic Networks, which was written off during the first quarter of 2002 and reported as part of research and development. The Bitstorm 2400 and Etherloop projects are the only products included in the in-process research and development. Development of the Etherloop technology was approximately 25% completed at the acquisition date and the Bitstorm 2400 was approximately 60% complete. Neither the Etherloop nor the Bitstorm 2400 had reached technological feasibility. The amounts assigned to intangible assets, principally goodwill, was $6.7 million, all of which was written off in December 2002 as impaired. The Company performed a test for impairment under SFAS No. 142. Under this test a reporting unit is identified. It was determined that the reporting unit was the total company because the Company’s management does not have a lower level of cash flows and it does not make its business decisions based on any lower level of financial information than at the Paradyne enterprise level. Under this test the Company compares the fair value of net assets with the carrying value of net assets. If the fair value of net assets is less than the carrying value, the second step of the calculation is to allocate the fair value to the fair value of its tangible and intangible assets. If there is insufficient fair value to cover the carrying value of the goodwill, an impairment is recognized. To calculate the fair value of net assets, the Company used both a market approach and an income approach. In calculating the market approach a control premium was also estimated. Calculating the fair value of net assets required estimates of values The impairment charge will not be deductible for income tax purposes because Elastic Networks was acquired in a tax-free reorganization. The assigned values and amortization periods for developed technology and purchased customer relationships are provided in detail below (in millions):

Intangible Asset	Amortization Period	Assigned Value	Accumulated Amortization	Net
Developed Technology (including patents)	7 years	$4.6	$1.2	$3.4
Purchased Customer Relationships	4 years	$2.0	$0.9	$1.1

Total amortization expense related to the above for the year ended December 31, 2003 was $1.2 million. It is estimated that amortization for future years will amount to $1.2 million for each of the years 2004 and 2005, $.8 million in 2006, $.7 million in 2007 and $.6 million for 2008 and thereafter.

Elastic Networks designed high-speed, broadband communications products that have the advantages of high-speed access for the in-building broadband market and can operate effectively over lower quality lines. Elastic Networks was acquired for several reasons, including: it launched Paradyne into the in-building DSL market; Elastic Networks had a strong complimentary base of independent telephone companies, including one regional bell operating company, as customers; Elastic Networks’ EtherLoop product was an important technology to Paradyne; and Elastic Networks’ cash and working capital improved the Company’s balance sheet.

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

TWELVE MONTHS ENDED DECEMBER 31, 2002

Revenue	$114,613
Net Loss	(27,705)
Diluted Earnings Per Share	$(0.68)

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

Inventory	$1.9
Property, plant & equipment	.8
Intangible assets	.5

The assigned values and amortization periods for developed technology are provided in detail below:

Intangible Asset	Amortization Period	Assigned Value	Accumulated Amortization	Net
Developed Technology (including patents)	7 years	$0.5	$0.1	$0.4

Total amortization expense related to the above for the year ended December 31, 2003 was $71. It is estimated that amortization expense related to the above will amount to $71 for each of the years 2004 through 2008.

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

Goodwill and Other Intangible Assets – Adoption of SFAS 142

The effect on net income (loss) and earnings per share of excluding goodwill amortization under SFAS 142 is as follows:

	For the Year Ended December 31,
	2001	2002	2003
Reported net loss	$(23,614)	$(17,157)	$(12,030)
Add back: Goodwill amortization	474	—	—

Adjusted net loss	$(23,140)	$(17,157)	$(12,030)

Basic earnings per share	$(0.72)	$(0.42)	$(0.28)
Goodwill amortization	0.02	—	—

Adjusted net loss	$(0.70)	$(0.42)	$(0.28)

Diluted earnigns per share	$(0.72)	$(0.42)	$(0.28)
Goodwill amortization	0.01	—	—

Adjusted net loss	$(0.71)	$(0.42)	$(0.28)

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

	Three Months Ended
	March 31, 2003	June 30, 2003	September 30, 2003	December 31, 2003
Net Sales	19,298	19,515	20,295	22,167
Gross Profit	9,733	9,352	8,663	9,542
Income from operations	(3,549)	(5,056)	(2,361)	(1,579)
Net income	(3,488)	(4,942)	(2,194)	(1,406)
Earnings per common share - assuming dilution	(0.08)	(0.11)	(0.05)	(0.03)
Earnings per common share - basic	(0.08)	(0.11)	(0.05)	(0.03)

	Three Months Ended
	March 31, 2002	June 30, 2002	September 30, 2002	December 31, 2002
Net Sales	38,558	26,732	23,376	23,598
Gross Profit	17,189	15,311	10,781	11,038
Income from operations	(25)	(1,126)	(5,991)	(12,330)
Net income	923	(726)	(5,120)	(12,234)
Earnings (loss) per common share - assuming dilution	0.02	(0.02)	(0.12)	(0.29)
Earnings (loss) per common share - basic	0.03	(0.02)	(0.12)	(0.29)

There are always variances in financial results from quarter to quarter for many reasons including timing of product shipments, the mix of products sold, and the timing of expenditures. In the fourth quarter of 2002, the Company recorded an impairment for goodwill acquired in the Elastic Networks acquisition resulting in a charge of $6.7 million.

PARADYNE NETWORKS, INC.

Valuation and Qualifying Accounts

SCHEDULE II

(In thousands)

Column A	Column B	Column C			Column D		Column E
Description	Balance at beginning of period	Additions			Deductions		Balance at end of period
		Charged to Cost and expenses	Charged to other accounts
	(in thousands)
December 31, 2001
Allowance for doubtful accounts	$3,919	$59	$983	(1)	$(2,011	)(2)	$2,950
Deferred tax asset valuation	14,974	—	9,542		—		24,516

December 31, 2002
Allowance for doubtful accounts	2,950	397	120	(1)	(1,240	)(2)	2,227
Deferred tax asset valuation	24,516	—	22,840		—		47,356

December 31, 2003
Allowance for doubtful accounts	2,227	11	(595	)(1)	(297	)(2)	1,346
Deferred tax asset valuation	47,356		4,555				51,911

(1)	Represents amounts charged to contra revenue accounts for discounts, rebates, valuation and billing adjustments
(2)	Represents amounts charged to accounts receivable reserve accounts for discounts, rebates, and billing adjustments

S-1

Exhibit Index

Exhibit Number	Description	SEC Document Reference
3.1	Amended and Restated Certificate of Incorporation, as amended.	Exhibit 3.1 from Paradyne’s Form 10-K filed on April 1, 2002.

3.2	Amended and Restated Bylaws, as amended.	Exhibit 4.2 from Paradyne’s Registration Statement on Form S-4 (No. 333-76814).

4.1	Reference is made to Exhibits 3.1 and 3.2.

4.2	Specimen Stock Certificate.	Exhibit 4.2 from Paradyne’s Registration Statement on Form S-1 (No. 333-76385) or amendments thereto.

10.1	Amended and Restated 1996 Equity Incentive Plan.	Exhibit 10.1 from Paradyne’s Registration Statement on Form S-1 (No. 333-76385) or amendments thereto.

10.2	Amendment to 1996 Equity Incentive Plan filed as Exhibit 10.1.	Exhibit 10.1 from Paradyne’s Form 10-Q filed on August 14, 2000.

10.3	Paradyne Networks, Inc. 2000 Broad-Based Stock Plan.	Exhibit 10.1 from Paradyne’s Form 10-Q filed on November 8, 2000.

10.4	Form of Stock Option Agreement pursuant to the 1996 Equity Incentive Plan.	Exhibit 10.2 from Paradyne’s Registration Statement on Form S-1 (No. 333-76385) or amendments thereto.

10.5	Amendment to Form of Stock Option Agreement with Sean E. Belanger and Patrick M. Murphy.	Exhibit 10.5 from Paradyne’s Form 10-K filed on April 2, 2001.

10.6	Form of Stock Option Agreement under the Paradyne Networks, Inc. 2000 Broad-Based Stock Plan.	Exhibit 99.2 from Paradyne’s Registration Statement on Form S-8 filed on March 20, 2001.

10.8	Form of Early Exercise Stock Purchase Agreement.	Exhibit 10.3 from Paradyne’s Registration Statement on Form S-1 (No. 333-76385) or amendments thereto.

10.9	1999 Employee Stock Purchase Plan and related offering documents.	Exhibit 99.1 from Paradyne’s Registration Statement on Form S-8 filed on April 26, 2001.

10.10	1999 Non-Employee Director’s Stock Option Plan.	Exhibit 10.5 from Paradyne’s Registration Statement on Form S-1 (No. 333-76385) or amendments thereto.

10.11	Lease Agreement between Paradyne and Shav Associates, dated October 8, 1996. (“Shave Lease agreement”).	Exhibit 10.8 from Paradyne’s Registration Statement on Form S-1 (No. 333-76385) or amendments thereto.

10.12	Mutual Release and Surrender Agreement between Paradyne and Shav Associates, dated March 20, 2001, to Shav Lease Agreement.	Exhibit 10.17 from Paradyne’s Form 10-K filed on April 2, 2001.

10.13	Lease Agreement between Paradyne and Townsend Property Trust Lease, dated June 27, 1997. (“Townsend Lease Agreement”).	Exhibit 10.11 from Paradyne’s Registration Statement on Form S-1 (No. 333-76385) or amendments thereto.

10.14	Second Amendment to Townsend Lease Agreement, dated April 5, 2000.	Exhibit 10.19 from Paradyne’s Form 10-K filed on April 2, 2001.

10.15	Key Employee Agreement between Paradyne and Patrick Murphy, dated August 1, 1996.	Exhibit 10.15 Paradyne’s Registration Statement on Form S-1 (No. 333-76385) or amendments thereto.

10.16	Employment Agreement between Paradyne and Patrick Murphy, dated December 8, 2000.	Exhibit 10.24 from Paradyne’s Form 10-K filed on April 2, 2001.

10.17	Key Employee Agreement between Paradyne and Sean E. Belanger, dated April 30, 2000.	Exhibit 10.1 from Paradyne’s Form 10-Q filed on May 15, 2000.

Exhibit Number	Description	SEC Document Reference
10.18	Change in Control Agreement between Paradyne and Sean E. Belanger.	Exhibit 10.17 from Paradyne’s Registration Statement on Form S-1 (No. 333-76385) or amendments thereto.

10.19	Loan and Security Agreement, dated July 16, 2001 by and among Paradyne, Paradyne Corporation and Foothill Capital Corporation.	Exhibit 10.1 from Paradyne’s Form 10-Q filed on August 14, 2001.

10.20	Amendment Number One to Loan and Security Agreement dated March 14, 2002 by and among Paradyne, Paradyne Corporation and Foothill Capital Corporation, filed as Exhibit 10.26.	Exhibit 10.27 from Paradyne’s Form 10-K filed on April 1, 2002.

10.21	Amendment Number Two to Loan and Security Agreement dated October 17, 2002 by and among Paradyne, Paradyne Corporation and Foothill Capital Corporation, filed as Exhibit 10.26.	Exhibit 10.28 from Paradyne’s Form 10-K filed on March 20, 2000.

10.22	Indemnification Agreement between Paradyne and William Stensrud, dated November 6, 1996.	Exhibit 10.29 from Paradyne’s Registration Statement on Form S-1 (No. 333-76385) or amendments thereto.

10.23+	Supply Agreement between Paradyne and Lucent Technologies, Inc., dated July 31, 1996.	Exhibit 10.30 from Paradyne’s Registration Statement on Form S-1 (No. 333-76385) or amendments thereto.

10.24+	Exclusivity and Amendment Agreement between Paradyne, Lucent Technologies, Inc. and GlobeSpan Semiconductor, Inc., dated August 6, 1998.	Exhibit 10.31 from Paradyne’s Registration Statement on Form S-1 (No. 333-76385) or amendments thereto.

10.25+	Noncompetition Agreement between Paradyne, Communication Partners, L.P., Lucent Technologies, Inc. and GlobeSpan Semiconductor, Inc., dated July 31, 1996.	Exhibit 10.32 from Paradyne’s Registration Statement on Form S-1 (No. 333-76385) or amendments thereto.

10.26	Trademark and Patent Agreement between Paradyne, Lucent Technologies, Inc. and GlobeSpan Semiconductor, Inc. dated July 31, 1996.	Exhibit 10.33 from Paradyne’s Registration Statement on Form S-1 (No. 333-76385) or amendments thereto.

10.27	Tax Matters Agreement between Paradyne, Lucent Technologies, Inc., and GlobeSpan Semiconductor, Inc., dated July 31, 1996.	Exhibit 10.34 from Paradyne’s Registration Statement on Form S-1 (No. 333-76385) or amendments thereto.

10.28	Intellectual Property Agreement between Paradyne, Lucent Technologies. Inc. and GlobeSpan Semiconductor, Inc., dated July 31, 1996.	Exhibit 10.35 from Paradyne’s Registration Statement on Form S-1 (No. 333-76385) or amendments thereto.

10.29+	OEM Agreement between Paradyne and Xylan Corporation, dated March 16, 1999.	Exhibit 10.36 from Paradyne’s Registration Statement on Form S-1 (No. 333-76385) or amendments thereto.

10.30+	Distribution Agreement between Paradyne and Tech Data Corporation, dated September 21, 1993.	Exhibit 10.37 from Paradyne’s Registration Statement on Form S-1 (No. 333-76385) or amendments thereto.

10.31+	OEM Agreement between Paradyne and Premisys Communications, Inc., dated December 4, 1992.	Exhibit 10.38 from Paradyne’s Registration Statement on Form S-1 (No. 333-76385) or amendments thereto.

10.32	Network Management Partners Agreement between Paradyne and Ascend Communications, Inc., dated November 3, 1998.	Exhibit 10.39 from Paradyne’s Registration Statement on Form S-1 (No. 333-76385) or amendments thereto.

10.33+	Joint Development and Distribution Agreement between Paradyne and AG Communication Systems Corporation, dated June 10, 1998.	Exhibit 10.40 from Paradyne’s Registration Statement on Form S-1 (No. 333-76385) or amendments thereto.

10.34+	Amendment to Supply Agreement between Paradyne and Lucent Technologies, Inc., dated as of May 5, 1999.	Exhibit 10.43 from the Paradyne’s Registration Statement on Form S-1 (No. 333-76385) or amendments thereto.

10.35	Form of Indemnification Agreement between Paradyne and Messrs. Belanger, Bonderman, Epley, Geeslin, Murphy, Stensrud and Van Camp.	Exhibit 10.44 to Paradyne’s Statement on Form S-1 (No. 333-86965) or amendments thereto.

10.36	Contribution Agreement dated as of May 12, 1999 by and between Elastic Networks, Inc. and Nortel Networks Inc.	Exhibit 10.1 from Elastic Networks Inc’s Registration Statement on Form S-1 (No. 333-40500) or amendments thereto.

Exhibit Number	Description	SEC Document Reference
10.37	Amendment No. 1 to Contribution Agreement dated as of December 27, 2001 by and between Elastic Networks, Inc. and Nortel Networks Inc.	Exhibit 99.7 from Elastic Networks Inc.’s Form 8-K filed on December 31, 2001.

10.38	Intellectual Property Transfer and License Agreement dated as of May 12, 1999 by and between Elastic Networks Inc. and Nortel Networks Inc.	Exhibit 10.3 from Elastic Networks Inc’s Registration Statement on Form S-1 (No. 333-40500) or amendments thereto.

10.39	Amendment No. 1 to Intellectual Property Transfer and License Agreement dated as of December 27, 2001 by and between Elastic Networks Inc. and Nortel Networks Inc.	Exhibit 99.8 from Elastic Networks Inc.’s Form 8-K filed on December 31, 2001.

10.40	Patent Transfer and License Agreement dated as of May 12, 1999 by and between Elastic Networks Inc. and Nortel Networks Inc.	Exhibit 10.2 from Elastic Networks Inc’s Registration Statement on Form S-1 (No. 333-40500) or amendments thereto.

10.41	Amendment No. 1 to Patent Transfer and License Agreement dated as of December 27, 2001 by and between Elastic Networks Inc. and Nortel Networks Inc.	Exhibit 99.9 from Elastic Networks Inc.’s Form 8-K filed on December 31, 2001.

10.42	Letter Agreement dated as of September 14, 2001 by and between Elastic Networks Inc. and Nortel Networks Inc.	Exhibit 10.54 from Paradyne’s Form 10-K filed on April 1, 2002.

10.43	Modification of Letter Agreement dated as of December 27, 2001 by and between Elastic Networks Inc. and Nortel Networks Inc.	Exhibit 99.10 from Elastic Networks Inc.’s Form 8-K filed on December 31, 2001.

21.1*	List of Subsidiaries of Paradyne Networks, Inc.

23.1*	Consent of PriceWaterhouseCoopers LLP, Independent Certified Public Accountants.

24.1*	Power of Attorney is included on the signature pages to this report

31.1*	Certification of Chief Executive Officer of Paradyne, Pursuant to 18. U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer of Paradyne, Pursuant to 18. U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer of Paradyne, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer of Paradyne, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed with this report.
+	Confidential treatment has been granted for certain portions which have been omitted in the copy of the exhibit filed with the Securities and Exchange Commission. The omitted information has been filed separately with the Securities and Exchange Commission pursuant to the application for confidential treatment.