Form 10-Q
period 2004-03-31
PARADYNE NETWORKS INC
filed 2004-04-28
CIK 76174

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

The number of shares of the registrant’s common stock outstanding at April 26, 2004, the latest practicable date, was 44,897,879.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PARADYNE NETWORKS, INC.

CONDENSED UNAUDITED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

	MARCH 31, 2004	DECEMBER 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$46,036	$46,775
Accounts receivable less allowance for doubtful accounts of $1,347 and $1,346 at March 31, 2004 and December 31, 2003, respectively	10,944	7,119
Inventories	14,643	16,419
Prepaid expenses and other current assets	1,475	1,578

Total current assets	73,098	71,891
Property, plant and equipment, net	4,784	5,595
Intangible assets, net	4,563	4,869
Other assets	457	87

Total assets	$82,902	$82,442

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,036	$5,486
Payroll and benefit related liabilities	2,155	2,636
Other current liabilities	4,903	4,745

Total current liabilities	13,094	12,867

Total liabilities	$13,094	$12,867

Stockholders’ equity:
Preferred stock, par value $.001; 5,000,000 shares authorized, none issued	—	—
Common stock, par value $.001; 80,000,000 shares authorized, 44,853,520 and 44,486,373 shares issued and outstanding as of March 31, 2004 and December 31, 2003, respectively	45	44
Additional paid-in capital	142,917	141,912
Accumulated deficit	(73,347)	(72,560)
Notes receivable for common stock	(16)	(16)
Other equity adjustments	209	195

Total stockholders’ equity	69,808	69,575

Total liabilities and stockholders’ equity	$82,902	$82,442

See accompanying Notes to Condensed Unaudited Consolidated Financial Statements

PARADYNE NETWORKS, INC.

CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

	THREE MONTHS ENDED MARCH 31,
	2004	2003
Revenues:
Sales	$20,815	$17,734
Services	1,482	1,564
Total revenues	22,297	19,298
Total cost of sales	13,080	9,565

Gross margin	9,217	9,733
Operating expenses:
Research and development	3,758	5,609
Selling, general & administrative	5,806	7,250
Amortization of intangible assets and deferred stock compensation	343	423
Business restructuring charges	269	—

Total operating expenses	$10,176	$13,282

Operating loss	(959)	(3,549)
Other (income) expenses:
Interest, net	(127)	(154)
Other, net	(45)	93

Loss before provision for income taxes	(787)	(3,488)

Net loss	$(787)	$(3,488)

Weighted average number of common shares outstanding
Basic	44,801	42,862
Diluted	44,801	42,862
Loss per common share
Basic	$(0.02)	$(0.08)
Diluted	(0.02)	(0.08)
Consolidated Statements of Comprehensive Income (Loss)
Net loss	(787)	(3,488)
Translation adjustments	(23)	143

Comprehensive loss	$(810)	$(3,345)

See accompanying Notes to Condensed Unaudited Consolidated Financial Statements

PARADYNE NETWORKS, INC.

CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

	THREE MONTHS ENDED MARCH 31,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(787)	$(3,488)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Income from reversal of reserves due to sale of inventory	—	(762)
Loss on sale of assets	3	—
Increase (decrease) in allowance for bad debts	1	(268)
Depreciation and amortization	1,316	1,959
(Increase) decrease in assets, net of effects of acquisition:
Receivables	(3,826)	4,307
Inventories	1,776	1,426
Other assets	(267)	1,063
Decrease in liabilities, net of effects of acquisition:
Accounts payable	550	(1,908)
Payroll and related liabilities	(481)	(1,250)
Other current liabilities	158	(2,067)

Net cash (used in) provided by operating activities	$(1,557)	$(988)

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Capital expenditures	(163)	(181)

Net cash provided by (used in) investing activities	$(163)	$(181)

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Net proceeds from stock transactions	1,004	25
Repayments under other debt obligations	—	(165)

Net cash provided by financing activities	1,004	(140)

Effect of foreign exchange rate changes on cash	(23)	143

Net increase (decrease) in cash and cash equivalents	(739)	(1,166)
Cash and cash equivalents at beginning of period	46,775	47,706

Cash and cash equivalents at end of period	$46,036	$46,540

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

The accompanying condensed unaudited consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. However, in the opinion of management, such statements reflect all adjustments, consisting of only normal, recurring adjustments, necessary for a fair presentation of interim period results. These financial statements should be read in conjunction with the December 31, 2003 audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 15, 2004.

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

	THREE MONTHS ENDED MARCH 31,
	2004	2003
Net income (loss), as reported	$(787)	$(3,488)
Add: Stock-based employee compensaton expense included in reported net income, net of related taxes	38	117
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(2,604)	(2,762)

Pro forma net income (loss)	$(3,353)	$(6,133)

Earnings per share basic as reported	$(0.02)	$(0.08)

Earnings per share diluted as reported	$(0.02)	$(0.08)

Earnings per share basic and diluted pro forma	$(0.07)	$(0.14)

Product Warranty

The Company generally provides a return to factory warranty for a period of one year from the date of sale. A current charge to income is recorded at the time of sale to reflect the amount the Company estimates will be needed to cover future warranty obligations for products sold during the year. The accrued liability for warranty costs is included in the caption “other current liabilities” in the accompanying consolidated balance sheets. The estimate of such costs is based upon historical and anticipated requirements. The following table summarizes the activity for the product warranty reserve for the three months ended March 31, 2003 and 2004:

	2004	2003
Beginning balance at January 1, 2004 and 2003	$747	$1,416
Product warranty expenses accrued	85	198
Product warranty expenses incurred and charged against reserve	(117)	(198)
Adjustment for changes in estimates	(66)	—

Ending balance at March 31, 2004 and 2003	$649	$1,416

Liquidity

The Company has incurred losses from operations in each of the two years presented in these consolidated financial statements due to the continuing slowdown in the telecommunications environment. At March 31, 2004, management believes that available cash and cash equivalents together with future cash flow from operations will be sufficient to meet the Company’s obligations as they become due for the next twelve months.

Loss Per Share

Basic loss per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the year. Diluted earnings per share assumes the exercise of stock options for which market price exceeds exercise price, less shares assumed purchased by the Company with related proceeds and associated tax benefits.

Options of 14,443,829 and 13,189,016 for the three months ending March 31, 2003 and 2004, respectively, are not included in the March 31, 2003 and 2004 calculation of loss per share due to their antidilutive effect.

2. Recently Issued Financial Accounting Standards:

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

On December 24, 2003, the FASB published a revision to FIN 46 (“FIN 46R”), to clarify some of the provisions of FIN 46 and exempt certain entities from its requirements. Under FIN 46R, a legal entity is considered a variable interest entity (“VIE”), with some exceptions if specific criteria are met, if it does not have sufficient equity at risk to finance its own activities without relying on financial support from other parties. Additional criteria must be applied to determine if this condition is met or if the equity holders, as a group, lack any one of three stipulated characteristics of a controlling financial interest. If the legal entity is a VIE, then the reporting entity determined to be the primary beneficiary of the VIE must consolidate it. Even if the reporting entity is not obligated to consolidate a VIE, then certain disclosures must be made about the VIE if the reporting entity has significant variable interest. The effective date of the interpretation was modified under FIN 46R. A reporting entity is required to apply the provisions of FIN 46R to all VIEs that previously were subject to certain previously issued special purpose entity accounting pronouncements for all reporting periods ending after December 14, 2003. For all other VIEs, a reporting entity is required to adopt the provisions of FIN 46R for all reporting periods after March 15, 2004. Based on its review under the existing approved guidance, and based on its belief that it does not have any VIEs as of March 31, 2004, the Company believes FIN 46R will not impact the accounting for certain unconsolidated affiliates.

3. Inventories:

Inventories at March 31, 2004 and December 31, 2003 are summarized as follows:

	MARCH 31, 2004	DECEMBER 31, 2003
Raw Materials	$10,700	$13,610
Work In Process	1,767	1,900
Finished Goods	2,176	909

	$14,643	$16,419

During the first quarter of 2004 and 2003, the Company reversed reserves creating $0 and $762 of margin, respectively, relating to the sale of previously reserved inventory. Included in the Company’s March 31, 2004 net inventory balance is $34,354 in reserves for inventory.

4. Earnings Per Share:

The following table summarizes the weighted average shares outstanding for basic and diluted earnings per share for the periods presented:

	THREE MONTHS ENDED MARCH 31,
	2004	2003
Net Income (loss)	$(787)	$(3,488)
Weighted average number of common shares outstanding:
Basic	44,801	42,862
Dilutive effect of stock options	—	—

Diluted	44,801	42,862

Earnings per common share:
Basic	$(0.02)	$(0.08)
Dilutive effect of stock options	—	—

Diluted	$(0.02)	$(0.08)

5. Accrued Business Restructuring:

During the first quarter of 2004, the Company recorded business restructuring charges of $269. These charges primarily related to additional expense requirements to fund the severance settlements for three employees from our international operations. Although these employees were part of our June 2003 business restructuring; the actual severance arrangements made under the laws of the applicable countries were higher than those allowed by the Company’s standard policy.

During the first quarter of 2004, the Company paid $218 related to business restructuring. The remaining $635 accrued as of March 31, 2004, all of which is expected to be paid during 2004, relates to severance, abandoned facilities and excess equipment. The following table summarizes the activity in the business restructuring accrual for the first quarter of 2004:

	Severance Related	Abandoned Facilities and Equipment Related	Total
Beginning Balance at January 31, 2004	88	496	584
Additions to accrual	246	23	269
Less payments made related to prior period restructurings	(82)	(136)	(218)

Ending balance at March 31, 2004	$252	$383	$635

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

On October 14, 2003, the parties filed a notice with the Court that they had reached an agreement to settle the Florida Securities Actions. In exchange for a payment of $3 million, to be funded solely by the Company’s insurer, the plaintiff class agreed to release the Defendants and dismiss the Florida Securities Actions. Defendants admitted no liability in making this settlement. The settlement is subject to the following conditions: notice to the plaintiff class of the terms of the settlement, an opportunity to opt out of the settlement, and final approval by the Court. There can be no assurances that each of these conditions will be satisfied. The Company has engaged the law firm of Holland and Knight, LLP as its legal counsel in this litigation.

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

In July 2000, the Lemelson Medical, Educational & Research Foundation Limited Partnership (“Lemelson”) filed suit in the Federal District Court in the District of Arizona against the Company and approximately ninety other defendants. The suit alleges that all the defendants are violating more than a dozen patents owned by the third party which allegedly cover the fields of “machine vision” used extensively in pick-and-place manufacturing of circuit boards and bar code scanning. The Company purchased this equipment from vendors, whom it believes may have an obligation to indemnify it in the event that the equipment infringes any third-party patents. The complaint seeks damages in an unspecified amount for the purported patent infringements. The complaint does not specify which defendants or activities allegedly violated which particular patents. The Company has responded with a Motion for More Definite Statement designed to identify the allegedly infringing activities as well as the particular patents and claims allegedly being infringed by it. Since the Company’s filing of its Motion for More Definite Statement, the entire case has been stayed in order to allow an earlier-filed case with common factual and legal issues to proceed. On January 23, 2004, the U.S. District Court for the District of Nevada found, in a related case, that the Lemelson patents at issue in the case involving the Company are invalid and unenforceable. The Court’s ruling, however, is subject to post-trial motions and appeal. The Company cannot be sure that it will prevail in this action and any adverse outcome could require it, among other things, to pay royalties to the third party patent owner. Given the lack of specificity in the complaint, it is not currently possible to calculate the potential for, or extent of, any liability resulting from this claim. The Company also cannot be sure that it will not receive other claims alleging infringement in the future. The Company has engaged the law firm of Fee and Jeffries, P. A. as its legal counsel in this litigation.

Other than the legal proceedings described above, in the normal course of business, the Company is subject to proceedings, lawsuits and other claims. While these other legal matters could affect the operating results of any one quarter when resolved in future periods, it is management’s opinion that after final disposition, any monetary liability or financial impact to Paradyne, beyond that provided in the condensed unaudited consolidated balance sheet at March 31, 2004, would not be material to the annual consolidated financial statements.

7. Subsequent Event:

In mid-April 2004, the Company made a decision to migrate research and development functions from its facility in Raleigh, North Carolina to its facilities in Largo, Florida. The Company has begun discussions with its Raleigh-based employees with job offers to relocate to Largo and will close the Raleigh facility after all project and employee transition is completed. Although we do not know how many employees will accept the Company’s offer to relocate to Largo, and are therefore unable to assess the impact of any potential severance payments, we estimate that the maximum cost to the Company for severance benefits related to the closing of the facility will be $100.

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

We market and sell our products worldwide to NSPs and business customers through a multi-tier distribution system that includes direct sales, strategic partner sales, NSP sales and traditional distributor or value added reseller sales. There were no customers in the first quarter of 2004 who contributed 10% or more of our total revenues; however, AT&T, Graybar Electronics (one of our NSP distributors), Puerto Rico Telephone, Cavalier Telephone, and Shanghi Telecom were major customers, representing, in the aggregate, approximately 24.6% of our total revenues for the first quarter of 2004. A loss or a significant reduction or delay in sales to any of our major customers could materially and adversely affect our business, financial condition and results of operations.

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

Results of Operations

Three Months Ended March 31, 2004 Compared to Three Months Ended March 31, 2003

Revenues. Total revenues increased $3.0 million, or 16%, to $22.3 million for the three months ended March 31, 2004 from $19.3 million for the same period in 2003. The increase in total revenues was mostly attributable to an increase in sales of broadband products to our existing major customers. As a percentage of total revenues, equipment sales were 93% of total revenues for the three months ended March 31, 2004 and 92% for the three months ended March 31, 2003. This small increase in percentage is mostly attributable to the increases in equipment sales.

Gross Margin. Gross margin decreased $0.5 million, or 5%, to $9.2 million for the three months ended March 31, 2004 from $9.7 million for the three months ended March 31, 2003. The decrease in gross margin was, in part, attributable to the sale of a higher concentration of products with lower margins compared to the three months ended March 31, 2003 as well as lower average selling price on certain products. Gross margin as a percentage of total revenues decreased to 41% for the three months ended March 31, 2004 from 50% in the same period in 2003. The decrease in gross margin as a percentage of total revenues was principally due to a change in product mix and lower average selling prices on certain products.

Research and Development Expenses. Research and development expenses decreased $1.8 million, or 33%, to $3.8 million for the three months ended March 31, 2004 from $5.6 million for the same period in 2003. $1.1 million of the decrease primarily resulted from decreases in personnel related expenses as a result of a company-wide business restructuring in June 2003 and the closing of a development facility in Atlanta, Georgia, together affecting 48 research and development employees. $0.3 million of the decrease resulted from a decrease in depreciation expense resulting from the disposal of assets from the closed facility and approximately $0.4 million of the decrease resulted from lower spending for research and development prototype supplies and system software. Research and development expenses as a percentage of total revenues decreased to 17% for the first quarter of 2004 from 29% for the first quarter of 2003. This decrease in percentage was primarily attributable to the decrease in research and development expenses in addition to the increase in total revenues for the first quarter of 2004.

Selling, General and Administrative (SG&A) Expenses. SG&A expenses decreased $1.4 million, or 20%, to $5.8 million for the three months ended March 31, 2004 from $7.3 million for the three months ended March 31, 2003. The decrease for the three months ended March 31, 2004 was primarily due to a $1.1 million decrease in expenses related to personnel and travel (SG&A personnel decreased by 22 people from the first quarter of 2003 mostly due to a business restructuring in the second quarter of 2003 and the closure of the Atlanta facility) and to a $0.3 million decrease in facility and other related expenses. SG&A expenses as a percentage of total revenues decreased to 26% for the first quarter of 2004 from 38% for the same period in 2003. This decrease in percentage was primarily attributable to the decrease in SG&A expenses in addition to the increase in total revenues for the first quarter of 2004.

Amortization of Intangible Assets and Deferred Stock Compensation. The amortization of intangible assets and deferred stock compensation decreased by $0.1 million to $0.3 million for the three months ended March 31, 2004 from $0.4 million for the same period in 2003. The amortization of intangible assets which occurred in the three months ended March 31, 2004 related to developed technology and customer relationship intangibles that were recorded as part of the acquisition of Elastic Networks in March 2002 and as part of the acquisition of certain assets from Jetstream Communications on May 20, 2002. It is expected that amortization of intangible assets will be approximately $0.3 million for the second quarter of 2004. The amortization of deferred stock compensation is related to the granting of stock options to key employees at prices deemed to be below fair market value for financial reporting purposes. For the three months ended March 31, 2004, amortization of deferred stock compensation was less than $50 thousand, and for the three months ended March 31, 2003 it was $0.1 million, all of which was related to SG&A.

Business Restructuring Charges. During the first quarter of 2004, the Company recorded business restructuring charges of $0.3 million. These charges related to additional expense requirements to fund the severance settlements for three employees from our international operations. There were no restructuring charges during the first quarter of 2003.

Interest and Other (Income) Expense, Net. Interest and other (income) expense, net, increased $0.1 million to $0.2 million of income for the three months ended March 31, 2004 from $0.1 million of income for the same period in 2003. Interest and other (income) expense, net, is related to interest income on short term investments, income from fees, interest on notes payable and borrowings under lines of credit and foreign exchange gains and losses.

Provision (Benefit) For Income Taxes. Benefit for income taxes was $0 for the first quarter of 2004 and 2003.

Liquidity and Capital Resources

Net cash used in operations for the three months ended March 31, 2004 totaled $1.6 million. The net loss of $0.8 million was adjusted for non-cash impacting items such as depreciation, amortization, loss on sale of assets and allowance for bad debts resulting in adjusted net income of $0.5 million. Cash from operating activities was decreased by an increase in accounts receivable of $3.8 million, principally due to higher end of quarter revenues in the first quarter of 2004 than in the fourth quarter of 2003. Cash from operating activities was increased by $1.8 million as a result of reductions in inventory due to improved inventory management.

Cash used in investing of $0.2 million reflects capital expenditures for the quarter. The low level of capital expenditures reflects the very tight controls placed on cash expenditures as a result of a slowdown in business activity. Net cash provided by financing activities during the first quarter of 2004 of $1.0 million was the result of proceeds from stock transactions, including exercises of stock options and purchases of stock through the Employee Stock Purchase Plan. We had $46.0 million of cash and cash equivalents at March 31, 2004, representing a decrease of $0.8 million from $46.8 million at December 31, 2003. Working capital increased $1.0 million from $59.0 million at December 31, 2003 to $60.0 million at March 31, 2004.

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

Inflation

Because of the relatively low levels of inflation experienced in 2003 and 2004 to date, inflation did not have a significant effect on our results in such periods.

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

Revenue Recognition/Allowance for Doubtful Accounts

Our revenue recognition policy follows SEC Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements,” which summarizes existing accounting literature, and requires that four criteria be met prior to recognizing revenue. These four criteria, which are the core of our accounting policy (see “Note 2 Revenue Recognition” in our Notes to Consolidated Financial Statements), are that: (1) evidence of a sales arrangement exists; (2) delivery has occurred or services have been rendered; (3) our price to the buyer is fixed or determinable; and (4) collectibility is reasonably assured. It is the fourth criteria that require us to make significant estimates. In those cases where all four criteria are not met, we defer recognition of revenue until the period these criteria are satisfied. In some cases where collectibility is an issue, we defer revenue recognition until the cash is actually received.

We estimate amounts potentially owing to customers for incentive offerings, special pricing agreements, price protection, promotions, volume incentives, and in very limited cases, to resellers for stock rotation. These estimates are taken as reductions to revenue pending completion of the various programs. In periods of slower sales growth, some of these incentives may be increased which will also decrease the amount of revenues we record. Additionally, we reduce revenue for estimated bad debts or for estimated customer billing adjustments based on past experience. We use our best judgment to estimate these reductions to revenue based on facts available at the balance sheet date.

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

Business Restructuring

Through the end of 2002, we recorded restructuring charges following the principles of SEC Staff Accounting Bulletin No. 100, “Restructuring and Impairment Charges,” Emerging Issues Task Force (EITF) 94-3 and FAS 112. Under EITF 94-3 and SAB 100, we can accrue restructuring costs in a period provided: (1) management commits to a plan of termination prior to the date of the financial statements and establishes the benefit employees will receive, (2) the benefit arrangement is communicated to employees prior to the date of the financial statements, (3) the plan of termination specifically identifies the number and job classifications of employees to be terminated, and (4) the plan of termination will be completed in a reasonably short period of time such that significant changes are unlikely. Following these criteria we estimated the cost to be incurred in implementing our 2002 fourth quarter business restructuring.

Subsequent to 2002, the accounting for restructuring is governed by SFAS 112 and newly adopted SFAS 146. The major business restructuring liabilities we have incurred over the past few years has been for termination benefits. Since we have a written benefit plan with defined termination benefits based on years of service, the accounting for termination benefits is generally accounted for under SFAS 112.

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

The standard requires that all such instruments be classified as a liability, or an asset in certain circumstances, and initially measured at fair value. Forward contracts that require a fixed physical share settlement and mandatory redeemable financial instruments must be subsequently remeasured at fair value on each reporting date. This standard is effective for all financial instruments entered into or modified after May 31, 2003, and for all other financial instruments, at the beginning of the first interim period beginning after June 15, 2003. We adopted this standard beginning in the third quarter of 2003 and the implementation did not have a significant impact on the results of operation, financial position or cash flow.

On November 5, 2003, some classification and measurement provisions in FAS 150 were deferred for an indefinite period for certain mandatorily redeemable noncontrolling interests (“MRNI”) associated with finite-lived subsidiaries. The instruments covered by this deferral would be redeemable only upon the liquidation or termination of the finite-lived subsidiary and would apply to both existing and future arrangements. For all other MRNI (i.e., those that are a liability under FAS 150 to the subsidiary and also a liability when consolidated by the parent), only the measurement provisions of FAS 150 were deferred for an indefinite period if the security was created on or before November 5, 2003. If within the scope of FAS 150, these MRNI must be classified as a liability but their initial and subsequent measurement would be determined by pre-FAS 150 GAAP. For MRNI in this category that are created after November 5, 2003, all of the provisions of FAS 150 (including the measurement provisions) were applicable without any deferral. For SEC registrants, the disclosure provisions of FAS 150 are expected to apply without any deferral. Therefore, companies will be expected to disclose the amount that would be paid if the settlement were to occur at the reporting date for the MRNI described above. The deferral of certain MRNI currently has no impact on our financial results.

On December 24, 2003, the FASB published a revision to FIN 46 (“FIN 46R”), to clarify some of the provisions of FIN 46 and exempt certain entities from its requirements. Under FIN 46R, a legal entity is considered a variable interest entity (“VIE”), with some exceptions if specific criteria are met, if it does not have sufficient equity at risk to finance its own activities without relying on financial support from other parties. Additional criteria must be applied to determine if this condition is met or if the equity holders, as a group, lack any one of three stipulated characteristics of a controlling financial interest. If the legal entity is a VIE, then the reporting entity determined to be the primary beneficiary of the VIE must consolidate it. Even if the reporting entity is not obligated to consolidate a VIE, then certain disclosures must be made about the VIE if the reporting entity has significant variable interest. The effective date of the interpretation was modified under FIN 46R. A reporting entity is required to apply the provisions of FIN 46R to all VIEs that previously were subject to certain previously issued special purpose entity accounting pronouncements for all reporting periods ending after December 14, 2003. For all other VIEs, a reporting entity is required to adopt the provisions of FIN 46R for all reporting periods after May 15, 2004. Based on our review under the existing approved guidance and based on our belief that we do not have any VIEs as of March 31, 2004, we believe the FIN 46R will not impact the accounting for certain unconsolidated affiliates.

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

We did not have any indebtedness as of March 31, 2004. If we were to borrow from our revolving line of credit facility with Foothill Capital Corporation, we would be exposed to changes in interest rates. We are also exposed to changes in interest rates from investments in some held-to-maturity securities. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes.

ITEM 4. CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures.

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, the chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective, as of March 31, 2004, in timely alerting them to material information relating to our Company (including its consolidated subsidiaries) required to be included in our Exchange Act filings.

(b) Changes in Internal Controls.

There have been no changes in our internal controls over financial reporting during the quarter ended March 31, 2004 which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On October 14, 2003, the parties filed a notice with the Court that they had reached an agreement to settle the Florida Securities Actions. In exchange for a payment of $3 million, to be funded solely by Paradyne’s insurer, the plaintiff class has agreed to release the Defendants and dismiss the Florida Securities Actions. Defendants admitted no liability in making this settlement. The settlement is subject to the following conditions: notice to the plaintiff class of the terms of the settlement, an opportunity to opt out of the settlement, and final approval by the Court. There can be no assurances that each of these conditions will be satisfied. We have engaged the law firm of Holland and Knight, LLP as our legal counsel in this litigation.

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

In July 2000, the Lemelson Medical, Educational & Research Foundation Limited Partnership (“Lemelson”) filed suit in the Federal District Court in the District of Arizona against us and approximately ninety other defendants. The suit alleges that all the defendants are violating more than a dozen patents owned by the third party which allegedly cover the fields of “machine vision” used extensively in pick-and-place manufacturing of circuit boards and bar code scanning. We purchased this equipment from vendors, whom we believe may have an obligation to indemnify us in the event that the equipment infringes any third-party patents. The complaint seeks damages in an unspecified amount for the purported patent infringements. The complaint does not specify which defendants or activities allegedly violated which particular patents. We have responded with a Motion for More Definite Statement designed to identify the allegedly infringing activities as well as the particular patents and claims allegedly being infringed by it. Since our filing of our Motion for More Definite Statement, the entire case has been stayed in order to allow an earlier-filed case with common factual and legal issues to proceed. On January 23, 2004, the U.S. District Court for the District of Nevada found, in a related case, that the Lemelson patents at issue in the case involving the Company are invalid and unenforceable. The Court’s ruling, however, is subject to post-trial motions and appeal We cannot be sure that we will prevail in this action and any adverse outcome could require us, among other things, to pay royalties to the third party patent owner. Given the lack of specificity in the complaint, it is not currently possible to calculate the potential for, or extent of, any liability resulting from this claim. We also cannot be sure that we will not receive other claims alleging infringement in the future. We have engaged the law firm of Fee and Jeffries, P. A. as our legal counsel in this litigation.

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

(b) Reports on Form 8-K

On January 20, 2004, we filed a Current report on Form 8-K pursuant to Items 5 and 7, updating our Risk Factors.

On January 29, 2004, we filed a Current report on Form 8-K pursuant to Item 12, announcing our financial results for the quarter ended December 31, 2003.

On February 17, 2004, we filed a Current Report on Form 8-K pursuant to Item 5, announcing the sale by funds affiliated with the Texas Pacific Group (“TPG”) of approximately 11 million shares of the Company’s common stock, representing all of TPG’s ownership in the Company.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PARADYNE NETWORKS, INC.

Date: April 27, 2004	By:	/s/ Sean E. Belanger
Sean E. Belanger
Chairman, President and Chief
Executive Officer

Date: April 27, 2004	By:	/s/ Patrick M. Murphy
Patrick M. Murphy
Senior Vice President,
Chief Financial Officer,
Secretary and Treasurer
(Principal Financial and Accounting Officer)