Form 10-Q
period 2004-06-30
PARADYNE NETWORKS INC
filed 2004-08-09
CIK 76174

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

The number of shares of the registrant’s common stock outstanding at August 5, 2004, the latest practicable date, was 46,110,954.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PARADYNE NETWORKS, INC.

CONDENSED UNAUDITED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

	JUNE 30, 2004	DECEMBER 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$46,073	$46,775
Accounts receivable less allowance for doubtful accounts of $1,482 and $1,346 at June 30, 2004 and December 31, 2003, respectively	12,754	7,119
Inventories	15,851	16,419
Prepaid expenses and other current assets	1,461	1,578

Total current assets	76,139	71,891

Property, plant and equipment, net	4,002	5,595
Intangible assets, net	4,257	4,869
Other assets	501	87

Total assets	$84,899	$82,442

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,775	$5,486
Payroll and benefit related liabilities	2,624	2,636
Other current liabilities	4,559	4,745

Total current liabilities	12,958	12,867

Total liabilities	$12,958	$12,867

Stockholders’ equity:
Preferred stock, par value $.001; 5,000,000 shares authorized, none issued	—	—

Common stock, par value $.001; 80,000,000 shares authorized, 45,465,301 and 44,486,373 shares issued and outstanding as of June 30, 2004 and December 31, 2003, respectively	45	44
Additional paid-in capital	144,368	141,912
Accumulated deficit	(72,667)	(72,560)
Notes receivable for common stock	(16)	(16)
Other equity adjustments	211	195

Total stockholders’ equity	71,941	69,575

Total liabilities and stockholders’ equity	$84,899	$82,442

See accompanying Notes to Condensed Unaudited Consolidated Financial Statements

PARADYNE NETWORKS, INC.

CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2004	2003	2004	2003
Revenues:
Sales	$22,757	$16,966	$43,572	$34,700
Services	1,489	1,749	2,971	3,313
Royalties	—	800	—	800

Total revenues	24,246	19,515	46,543	38,813
Total cost of sales	14,246	10,163	27,326	19,728

Gross margin	10,000	9,352	19,217	19,085

Operating expenses:
Research and development	3,702	5,597	7,460	11,206
Selling, general & administrative	5,367	6,695	11,173	13,945
Amortization of intangible assets and deferred stock compensation	342	374	685	797
Business restructuring charges	—	1,742	269	1,742

Total operating expenses	$9,411	$14,408	$19,587	$27,690

Operating income (loss)	589	(5,056)	(370)	(8,605)
Other (income) expenses:
Interest, net	(135)	(162)	(262)	(316)
Other, net	44	48	(1)	141

Income (loss) before provision for income taxes	680	(4,942)	(107)	(8,430)

Net income (loss)	$680	$(4,942)	$(107)	$(8,430)

Weighted average number of common shares outstanding
Basic	45,195	43,121	44,998	42,992
Diluted	49,550	43,121	44,998	42,992
Income (loss) per common share
Basic	$0.02	$(0.11)	$(0.00)	$(0.20)
Diluted	0.01	(0.11)	(0.00)	(0.20)
Consolidated Statements of Comprehensive Income (Loss)
Net income (loss)	680	(4,942)	(107)	(8,430)
Translation adjustments	(35)	162	(58)	305

Comprehensive income (loss)	$645	$(4,780)	$(165)	$(8,125)

See accompanying Notes to Condensed Unaudited Consolidated Financial Statements

PARADYNE NETWORKS, INC.

CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

	SIX MONTHS ENDED JUNE 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(107)	$(8,430)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Income from reversal of reserves due to sale of inventory	—	(1,494)
Loss on sale of assets	12	—
Increase (decrease) in allowance for bad debts	136	(363)
Depreciation and amortization	2,461	3,721
(Increase) decrease in assets, net of effects of acquisition:
Receivables	(5,771)	4,947
Inventories	568	1,203
Other assets	(297)	1,662
Increase (decrease) in liabilities, net of effects of acquisition:
Accounts payable	289	(1,967)
Payroll and related liabilities	(12)	(982)
Other current liabilities	(186)	(1,593)

Net cash used in operating activities	$(2,907)	$(3,296)

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Capital expenditures	(203)	(413)
Proceeds from sale of property, plant and equipment	11	—

Net cash used in investing activities	$(192)	$(413)

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Net proceeds from stock transactions	2,455	502
Repayments under other debt obligations	—	(266)

Net cash provided by financing activities	2,455	236

Effect of foreign exchange rate changes on cash	(58)	305

Net decrease in cash and cash equivalents	(702)	(3,168)
Cash and cash equivalents at beginning of period	46,775	47,706

Cash and cash equivalents at end of period	$46,073	$44,538

See accompanying Notes to Condensed Unaudited Consolidated Financial Statements

Paradyne Networks, Inc.

Notes to Condensed Unaudited Consolidated Financial Statements (in thousands, except per share data)

1.	Business and Basis of Presentation:

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

Stock Options

The Company applies APB Opinion No. 25 and related interpretations for accounting for stock options. Accordingly, no compensation costs at the grant dates are recorded for options granted at fair market value. Had compensation costs for the Company’s option plans been determined based on the fair value at the grant dates as prescribed by SFAS No. 123, “Accounting for Stock Based Compensation,” the Company’s net income and net income per share on a pro forma basis would have been:

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2004	2003	2004	2003
Net income (loss), as reported	$680	$(4,942)	$(107)	$(8,430)
Add: Stock-based employee compensation expense included in reported net income, net of related taxes	36	68	74	186
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,189)	(2,583)	(3,793)	(5,345)

Pro forma net income (loss)	$(473)	$(7,457)	$(3,826)	$(13,589)

Earnings per share basic as reported	$0.02	$(0.11)	$(0.00)	$(0.20)

Earnings per share diluted as reported	$0.01	$(0.11)	$(0.00)	$(0.20)

Earnings per share basic and diluted pro forma	$(0.01)	$(0.17)	$(0.09)	$(0.32)

Product Warranty

The Company generally provides a return to factory warranty for a period of one year from the date of sale. A current charge to income is recorded at the time of sale to reflect the amount the Company estimates will be needed to cover future warranty obligations for products sold during the year. The accrued liability for warranty costs is included in the caption “other current liabilities” in the accompanying consolidated balance sheets. The estimate of such costs is based upon historical and anticipated requirements. The following table summarizes the activity for the product warranty reserve for the six months ended June 30, 2004 and 2003:

	2004	2003
Beginning balance at January 1, 2004 and 2003	$747	$1,416

Product warranty expenses accrued	223	—
Product warranty expenses incurred and charged against reserve	(219)	(317)

Adjustment for changes in estimates	51	282

Ending balance at June 30, 2004 and 2003	$802	$1,381

Liquidity

At June 30, 2004, management believes that available cash and cash equivalents together with future cash flows from operations will be sufficient to meet the Company’s obligations as they become due for the next twelve months.

Income (Loss) Per Share

Basic income (loss) per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the year. Diluted earnings per share assumes the exercise of stock options for which market price exceeds exercise price, less shares assumed purchased by the Company with related proceeds and associated tax benefits.

Options of 2,944,833 and 13,638,266 for the three months ending June 30, 2004 and 2003, respectively, are not included in the June 30, 2004 and 2003 calculation of loss per share due to their antidilutive effect.

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

On November 5, 2003, some classification and measurement provisions in FAS 150 were deferred for an indefinite period for certain mandatorily redeemable noncontrolling interests (“MRNI”) associated with finite-lived subsidiaries. The instruments covered by this deferral would be redeemable only upon the liquidation or termination of the finite-lived subsidiary and would apply to both existing and future arrangements. For all other MRNI (i.e., those that are a liability under FAS 150 to the subsidiary and also a liability when consolidated by the parent), only the measurement provisions of FAS 150 were deferred for an indefinite period if the security was created on or before November 5, 2003. If within the scope of FAS 150, these MRNI must be classified as a liability, but their initial and subsequent measurement would be determined by pre-FAS 150 GAAP. For MRNI in this category that are created after November 5, 2003, all of the provisions of FAS 150 (including the measurement provisions) were applicable without any deferral. For SEC registrants, the disclosure provisions of FAS 150 are expected to apply without any deferral. Therefore, companies will be expected to disclose the amount that would be paid if the settlement were to occur at the reporting date for the MRNI described above. The deferral of certain MRNI currently has no impact on our financial results.

On December 24, 2003, the FASB published a revision to FIN 46 (“FIN 46R”), to clarify some of the provisions of FIN 46 and exempt certain entities from its requirements. Under FIN 46R, a legal entity is considered a variable interest entity (“VIE”), with some exceptions if specific criteria are met, if it does not have sufficient equity at risk to finance its own activities without relying on financial support from other parties. Additional criteria must be applied to determine if this condition is met or if the equity holders, as a group, lack any one of three stipulated characteristics of a controlling financial interest. If the legal entity is a VIE, then the reporting entity determined to be the primary beneficiary of the VIE must consolidate it. Even if the reporting entity is not obligated to consolidate a VIE, then certain disclosures must be made about the VIE if the reporting entity has significant variable interest. The effective date of the interpretation was modified under FIN 46R. A reporting entity is required to apply the provisions of FIN 46R to all VIEs that previously were subject to certain previously issued special purpose entity accounting pronouncements for all reporting periods ending after December 14, 2003. For all other VIEs, a reporting entity is required to adopt the provisions of FIN 46R for all reporting periods after March 15, 2004. Based on its review under the existing approved guidance, and based on its belief that it does not have any VIEs as of June 30, 2004, the Company believes FIN 46R will not impact the accounting for certain unconsolidated affiliates.

3.	Inventories:

Inventories at June 30, 2004 and December 31, 2003 are summarized as follows:

	JUNE 30, 2004	DECEMBER 31, 2003
Raw Materials	$11,157	$13,610
Work In Process	2,283	1,900
Finished Goods	2,411	909

	$15,851	$16,419

During the second quarter of 2003, the Company reversed inventory reserves creating $732 of margin, relating to the sale of previously reserved inventory. Included in the Company’s June 30, 2004 and December 31, 2003 net inventory balance is $32.7 million and $35.7 million, respectively, in reserves for inventory.

4.	Earnings Per Share:

The following table summarizes the weighted average shares outstanding for basic and diluted earnings per share for the periods presented:

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2004	2003	2004	2003
Net Income (loss)	$680	$(4,942)	$(107)	$(8,430)

Weighted average number of common shares outstanding:
Basic	45,195	43,121	44,998	42,992
Dilutive effect of stock options	4,355	—		—

Diluted	49,550	43,121	44,998	42,992

Income (loss) per common share:
Basic	$0.02	$(0.11)	$(0.00)	$(0.20)
Dilutive effect of stock options	(0.01)	—		—

Diluted	$0.01	$(0.11)	$(0.00)	$(0.20)

5.	Accrued Business Restructuring:

During the first six months of 2004, the Company recorded business restructuring charges of $269. These charges primarily related to additional expense requirements to fund the severance settlements for three employees from our international operations. Although these employees were part of our June 2003 business restructuring, the actual severance arrangements made under the laws of the applicable countries were higher than those allowed by the Company’s standard policy.

During the first six months of 2004, the Company paid $477 related to business restructuring. The remaining $376 accrued as of June 30, 2004, all of which is expected to be paid during 2004, relates to severance, abandoned facilities and excess equipment. The following table summarizes the activity in the business restructuring accrual for the first six months of 2004:

	Severance Related	Abandoned Facilities and Equipment Related	Total
Beginning Balance at January 31, 2004	88	496	584

Additions to accrual	246	23	269

Less payments made related to prior period restructurings	(222)	(255)	(477)

Ending balance at June 30, 2004	$112	$264	$376

6.	Commitments and Contingencies:

Purchase commitments

The Company had non-cancelable commitments to purchase inventory totaling $6,524 and $1,217 at June 30, 2004 and December 31, 2003.

7.	Pending Litigation:

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

In July 2000, the Lemelson Medical, Educational & Research Foundation Limited Partnership (“Lemelson”) filed suit in the Federal District Court in the District of Arizona against the Company and approximately ninety other defendants. The suit alleges that all the defendants are violating more than a dozen patents owned by the third party, which allegedly cover the fields of “machine vision” used extensively in pick-and-place manufacturing of circuit boards and bar code scanning. The Company purchased this equipment from vendors, whom it believes may have an obligation to indemnify it in the event that the equipment infringes any third-party patents. The complaint seeks damages in an unspecified amount for the purported patent infringements. The complaint does not specify which defendants or activities allegedly violated which particular patents. The Company has responded with a Motion for More Definite Statement designed to identify the allegedly infringing activities as well as the particular patents and claims allegedly being infringed by it. After the Company’s filing of its Motion for More Definite Statement, the entire case was stayed on March 29, 2001, in order to allow an earlier-filed case with common factual and legal issues, referred to as the “Symbol/Cognex” litigation, to proceed. On January 23, 2004, the U.S. District Court for the District of Nevada found, in the Symbol/Cognex case, that the Lemelson patent claims at issue in the case involving the Company are invalid, unenforceable, and not infringed. The Symbol/Cognex court entered an amended judgment on May 27, 2004, finding the Lemelson patent claims at issue invalid, unenforceable, and not infringed, after denying Lemelson’s material post-trial motions. Lemelson is expected to appeal the Amended Judgment in the Symbol/Cognex case. The Company cannot be sure that it will prevail in this action and any adverse outcome could require it, among other things, to pay royalties to the third party patent owner. Given the lack of specificity in the complaint, it is not currently possible to calculate the potential for, or extent of, any liability resulting from this claim. The Company also cannot be sure that it will not receive other claims alleging infringement in the future. The Company has engaged the law firm of Fee and Jeffries, P. A. as its legal counsel in this litigation.

Other than the legal proceedings described above, in the normal course of business, the Company is subject to proceedings, lawsuits and other claims. While these other legal matters could affect the operating results of any one quarter when resolved in future periods, it is management’s opinion that after final disposition, any monetary liability or financial impact to Paradyne, beyond that provided in the condensed unaudited consolidated balance sheet at June 30, 2004, would not be material to the annual consolidated financial statements.

8.	Other Matters:

In mid-April 2004, the Company announced a plan to migrate its research and development functions from its facility in Raleigh, North Carolina to its facilities in Largo, Florida. However, the Company has subsequently decided to maintain a small development facility in Raleigh, North Carolina.

On August 2, 2004, a large customer with Paradyne announced that it had reached an agreement in principle with certain of its lenders to refinance its debt. The customer has announced that it intends to complete its financial restructuring through a “prepackaged” Chapter 11 proceeding that it expects to complete by the end of 2004. The customer’s senior management has indicated that vendors will not suffer a negative impact from this “prepackaged” restructuring. While the Company appreciates the comments from its customer, the Company recognizes that it has no guarantee that it will not incur an economic loss from the transaction. As of the date of this filing, the customer owes the Company approximately $258.

9.	Subsequent Events:

On July 16, 2004, the Company’s credit facility with Foothill Capital Corporation, which provided secured revolving line of credit in the amount of $17.5 million, expired. The Company does not plan to renew this agreement with Foothill, nor seek other revolving line of credit agreements at this time as the Company believes that its available cash and cash equivalents along with anticipated cash flows from operations are sufficient to meet current and future requirements.

On August 4, 2004, the Company announced that it had closed its purchase of Net to Net Technologies, Inc. The Company acquired Net to Net’s complete product line and intellectual capital portfolio and substantially all of Net to Net’s assets, and the Company assumed certain liabilities of Net to Net. In addition, the Company acquired substantially all of the assets and products of Net to Net’s foreign subsidiaries. Net to Net, a privately held developer and manufacturer of broadband access equipment, is located in Portsmouth, New Hampshire. This acquisition supports the Company’s strategy to provide a complete range of broadband access products to support service providers worldwide that are migrating voice and data to packet-based networks.

At the closing of this transaction, the Company paid Net to Net $2.7 million in cash, subject to certain purchase price adjustments and 252,282 shares of Paradyne stock and a holdback of $0.3 million. The Company also paid off an obligation assumed from Net to Net by issuing 352,557 shares of Paradyne stock to Net to Net’s contract manufacturer. In addition, the Company issued to Net to Net a warrant to purchase up to 1,008,065 shares of its common stock at an exercise price of $5.95 per share, which will expire on December 31, 2005.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and other sections of this Form 10-Q contain forward-looking statements that involve a number of risks and uncertainties. These forward-looking statements are made pursuant to the “safe-harbor” provisions of the Private Securities Litigation Reform Act of 1995 and are made based on management’s current expectations or beliefs, as well as assumptions made by, and information currently available to, management. All statements regarding future events, our future financial performance and operating results, our business strategy and our financing plans are forward-looking statements. In many cases, you can identify forward-looking statements by terminology, such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue,” or the negative of such terms and other comparable terminology. These statements are only predictions. Known and unknown risks, uncertainties and other factors could cause our actual results to differ materially from those projected in the forward-looking statements.

The information contained in this Form 10-Q is not a complete description of our business or the risks associated with an investment in us. Readers are referred to documents filed by Paradyne with the Securities and Exchange Commission, specifically our most recent Form 10-K and other filings, which identify important risk factors that could cause actual results to differ from those contained in the forward-looking statements, including: the timing and amount of expense reduction; the uncertainty of litigation, including putative stockholder class actions; a reliance on international sales; competition in highly competitive markets; rapid technological change that could render Paradyne’s products obsolete; the uncertain acceptance of new telecommunications services based on DSL technology; substantial dependence on network service providers who may reduce or discontinue their purchase of products or services at any time; the timing and amount of, or cancellation or rescheduling of, orders of Paradyne’s products to existing and new customers; possible inability to sustain revenue growth or profitability; dependence on only a few customers for a substantial portion of Paradyne’s revenue; highly competitive markets; reliance on sales of access products to Lucent Technologies and Avaya Inc.; dependence on sole and single-source suppliers and the reliability of the raw materials supplied by them to manufacture products under customer contracts; dependence on development relationships that could threaten our ability to sell products; a long and unpredictable sales cycle; the number of DSL lines actually deployed by DSL customers as compared to forecasts; Paradyne’s ability to manufacture adequate quantities of products at forecasted costs under customer contracts; the engaging in acquisitions, such as the acquisitions of Net to Net Technologies and Elastic Networks and an uncertain ability to successfully integrate any new operations, technologies, products or personnel; the need to protect Elastic Networks’ intellectual property; and Paradyne’s ability to manufacture products in accordance with its published specifications. In addition to these risks, we are also dependent on Alcatel Microelectronics N.V.’s (now STMicroelectronics) completion of joint development and production of the Dual Mode ADSL/R chipsets, and our ability to realize any revenue from the sale thereof, or to subsequently receive licensing revenues from customers of STMicroelectronics for the use of Paradyne’s ReachDSL technology.

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

We market and sell our products worldwide to NSPs and business customers through a multi-tier distribution system that includes direct sales, strategic partner sales, NSP sales and traditional distributor or value added reseller sales. Sales to Graybar Electronics, one of our NSP distributors, accounted for 10.3% of our total revenues for the three months ended June 30, 2004. Along with Graybar, AT&T, Sprint, and Puerto Rico Telephone were major revenue contributors, and sales to these four customers, together, represented approximately 30% of our revenues for the second quarter of 2004. A loss or a significant reduction or delay in sales to any of our major customers could materially and adversely affect our business, financial condition and results of operations.

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

On August 4, 2004 we announced that we had closed the purchase of Net to Net Technologies, Inc. We acquired Net to Net’s complete product line and intellectual capital portfolio, and substantially all of Net to Net’s assets, and we assumed certain liabilities of Net to Net. We plan to maintain a research and development center in Portsmouth, New Hampshire, site of Net to Net’s current corporate headquarters, and offer positions to many of Net to Net’s engineering employees. We also will be offering positions to many of Net to Net’s sales and technical people both in the United States and in foreign countries.

Results of Operations

Quarter and Six Months Ended June 30, 2004 Compared to Quarter and Six Months Ended June 30, 2003

Revenues. Total revenues increased $4.7 million, or 24%, to $24.2 million for the quarter ended June 30, 2004 from $19.5 million for the same period in 2003. Total revenues for the six months ended June 30, 2004 increased $7.8 million, or 20%, to $46.6 million from $38.8 million for the first six months of 2003. These increases were mostly attributable to significant increases in volume of sales of our DSL broadband access products to our major customers, primarily in the independent Operating Company (IOC), Public Telephone and Telegraph (PTT), Inter Exchange Carrier (IXC) and hospitality markets, offset in part by an $0.8 million decrease in royalty revenue in the second quarter and year to date 2004 when compared with prior year amounts for the same periods. As a percentage of total revenues, equipment sales were 94% of total revenues for the quarter ended June 30, 2004 and 87% for the quarter ended June 30, 2003. Equipment sales were 94% of total revenues for the six months ended June 30, 2004 and 89% for the same period in 2003. The increase in equipment sales as a percentage of revenue for both the three and six months ended June 30, 2004 compared to the same periods of 2003 were mostly attributable to $0.8 million of royalty revenues from STMicroelectronics, which was part of total revenues for 2003 but which was not repeated in the second quarter and the six months ended June 30, 2004.

Gross Margin. Gross margin increased $0.6 million, or 6%, to $10.0 million for the three months ended June 30, 2004 from $9.4 million for the three months ended June 30, 2003 and increased $0.1 million, or 1%, to $19.2 million for the six months ended June 30, 2004 from $19.1 million for the six months ended June 30, 2003. Gross margin as a percentage of total revenues decreased to 41% for the three and six months ended June 30, 2004 from 48% and 49%, respectively, for the three and six months ended June 30, 2003. These decreases in gross margin percentage in 2004 are mostly attributable to the reversal of reserves in 2003 related to the sale of previously reserved broadband inventory which reversal of reserves were not repeated in 2004, and to competitive pricing pressures within the telecom market.

Research and Development Expenses. Research and development expenses decreased $1.9 million, or 34%, to $3.7 million for the three months ended June 30, 2004 from $5.6 million for the same period in 2003. For the six months ended June 30, 2004, research and development expenses decreased $3.7 million, or 33%, to $7.5 million compared to $11.2 million for the same period in 2003. For the three and six months ended June 30, 2004, $1.1 million and $2.2 million, respectively, of the decreases resulted primarily from lower personnel related expenses as a result of a company-wide business restructuring in June 2003 and the closing of a development facility in Atlanta, Georgia, together affecting 48 research and development employees. Lower spending for research and development prototype supplies and system software resulted in decreases of $0.5 million and $0.7 million for the three and six months ended June 30, 2004, respectively. A decrease in depreciation expense resulting from the disposal of assets from the closed facility resulted in decreases of $0.2 million and $0.5 million for the three and six months ended June 30, 2004, respectively, and for the same periods, approximately $0.1 million and $0.2 million, respectively, of the decrease resulted from lower spending on rental and software maintenance agreements. For the three months ended June 30, 2004, research and development expense as a percentage of total revenues, decreased to 15% from 29% in the same period of 2003, and for the six months ended June 30, 2004, research and development expense as a percentage of total revenues decreased to 16% from 29% for the same period of 2003. The decreases for both periods were primarily attributable to the large decreases in total research and development expenses in 2004 from 2003 levels, along with 24% and 19% increases, respectively, in total revenues for the second quarter and six months ended June 30, 2004, respectively, when compared with the same periods in 2003.

As a result of the acquisition of the assets of Net to Net, we estimate that research and development expenses will increase $0.5 to $0.6 million for each of the next two quarters of 2004. Additionally, we expect to incur one-time transition expenses related to research and development expenses of approximately $.2 million in the third quarter of 2004.

Selling, General and Administrative (“SG&A”) Expenses. SG&A expenses decreased $1.3 million, or 19%, to $5.4 million for the three months ended June 30, 2004 from $6.7 million for the three months ended June 30, 2003 and decreased $2.7 million, or 19%, to $11.2 million for the six months ended June 30, 2004 from $13.9 million for the same period in 2003. The decreases for the three and six months ended June 30, 2004 were mostly attributable to the following: a decrease of $0.7 million for the three months ended June 30, 2004 and a $1.9 million decrease for the six months ended June 30, 2004 in expenses related to personnel and travel (SG&A personnel decreased by 20 people from May of 2003 mostly due to a business restructuring at the end of the second quarter of 2003 and the closure of the Atlanta facility), a $0.6 million expense reduction in both periods due to a reversal of an accrual for contracted telecom services with a major provider resulting from a contract settlement, a decrease of $0.2 million for the three months ended June 30, 2004 and $0.4 million for the six months ended June 30, 2004 in depreciation expenses, a decrease of $0.3 million and $0.4 million in consignments and other business related expenses, offset in part by an increase of $0.4 million for the three months ended June 30, 2004 and $0.6 million for the six months ended June 30, 2004, in professional fees and contracted services. These professional fees and contracted services included accounting and legal fees, homologation fees, plant facility contractors, fees related to patents. Included in the increased accounting fees for the three and six months ended June 30, 2004 are expenses incurred for work related to implementing, evaluating and testing controls and procedures as mandated by section 404 of the Sarbanes-Oxley Act of 2002. For the three months ended June 30, 2004, SG&A expense as a percentage of total revenue decreased to 22% from 34% for the same period in 2003. For the six months ended June 30, 2004, SG&A expenses as a percentage of total revenue decreased to 24% from 36% for the same period in 2003. The decreases for the three and six months ended June 30, 2004 were primarily attributable to 24% and 19% increases, respectively, in total revenues, along with decreases in total SG&A expenses.

In conjunction with the above-mentioned acquisition of Net to Net, we plan to offer positions to many of Net to Net’s domestic and international sales employees. We estimate that SG&A expenses will increase by approximately $0.5 million for the next two quarters of 2004. Additionally, we expect to incur one-time transition expenses related to SG&A expenses of approximately $0.1 million in the third quarter of 2004.

Amortization of Intangible Assets and Deferred Stock Compensation. The amortization of intangible assets and deferred stock compensation decreased by $0.1 million to $0.3 million for the three months ended June 30, 2004 from $0.4 million for the same period in 2003 and decreased by $0.1 million to $0.7 million for the six months ended June 30, 2004 from $0.8 million for the same period in 2003. The amortization of intangible assets, which occurred in the first six months of 2004, relates to developed technology and customer relationship intangibles that were recorded as part of the acquisition of Elastic Networks in March 2002 and as part of the acquisition of certain assets from Jetstream Communications on May 20, 2002. It is expected that amortization of intangible assets will increase in the third quarter as a result of the acquisition of Net to Net Technologies, Inc., but no assessment has yet been made of the valuation of acquired intangibles. The amortization of deferred stock compensation is related to the granting of stock options to key employees at prices deemed to be below fair market value for financial reporting purposes. For the three months ended June 30, 2004, amortization of deferred stock compensation was less than $50,000, and for the six months ended June 30, 2004 it was $0.1 million, all of which was related to SG&A.

Business Restructuring Charges. We incurred no business restructuring charges during the second quarter of 2004, however, during the first six months of 2004 (specifically March 2004), the Company recorded business restructuring charges of $0.3 million. These charges related to additional expense requirements to fund the severance settlements for three employees from our international operations. During the second quarter of 2003 we incurred expenses of $1.7 million related to a company-wide reduction in force, which affected 55 employees or approximately 12% of our workforce. This action was necessary as part of our effort to align our operations and expense structure with the present telecom industry environment.

Interest and Other (Income) Expense, Net. Interest and other (income) expense, net, remained at $0.1 million of income for the three months ended June 30, 2004 and 2003 and increased $0.1 million to $0.3 million of income for the six months ended June 30, 2004, from $0.2 million of income for the same period in 2003. Interest and other (income) expense, net, is related to interest income on short term investments, income from fees, interest on notes payable and borrowings under lines of credit and foreign exchange gains and losses.

Provision (Benefit) For Income Taxes. Provision (benefit) for income taxes was $0 for the three and six months ended June 30, 2004 and 2003.

Liquidity and Capital Resources

Net cash used in operations for the six months ended June 30, 2004 totaled $2.9 million. The net loss of $0.1 million was adjusted for non-cash impacting items including depreciation, amortization, loss on sale of assets and allowance for bad debts resulting in adjusted net income of $2.5 million. Cash from operating activities was decreased by an increase in accounts receivable of $5.8 million, principally due to higher end of quarter revenues in the second quarter of 2004 than in the fourth quarter of 2003. Cash from operating activities was increased by $0.6 million as a result of reductions in inventory due to improved inventory management.

Cash used in investing of $0.2 million reflects capital expenditures for the year. The low level of capital expenditures reflects the very tight controls placed on cash expenditures as a result of a slowdown in business activity. Net cash provided by financing activities during the first half of 2004 of $2.5 million was the result of proceeds from stock transactions, including exercises of stock options and purchases of stock through the Employee Stock Purchase Plan. We had $46.1 million of cash and cash equivalents at June 30, 2004, representing a decrease of $0.7 million from $46.8 million at December 31, 2003. Working capital increased $4.2 million from $59.0 million at December 31, 2003 to $63.2 million at June 30, 2004.

To complete the acquisition of the assets of Net to Net Technologies, Inc. in accordance with the Purchase agreement announced on July 26, 2004 and closed on August 3, 2004, we estimate that in the third quarter of 2004, we will utilize approximately $5 to $6 million in cash, comprised of $3 million for the purchase price, and the remainder as a result of cash operating losses for this portion of the business, purchase transaction expenses, and the purchase of capital equipment.

We believe that our current cash position will be sufficient to meet our working capital needs for at least the next twelve months.

Recent Trends and Developments

During recent months, there has been an industry-wide increase in sales of broadband products that utilize certain common parts. This increased demand has resulted in the allocation of some parts by several of our suppliers. If this trend continues with our other suppliers, we could be subject to parts shortages and/or increased costs. Parts shortages and/or increased costs could lead to delays in shipments to our customers as well as reduced product margins. Additionally, one of the products acquired, as part of the purchase of the Net to Net assets, is the ADSL2+ product. A significant supplier providing component parts for the manufacture of this ADSL2+ product has experienced yield issues in producing sufficient quantities to meet demand. We may not be able to obtain sufficient quantities of this needed part; consequently, we may not be able to meet expected demand.

On July 16, 2004, our credit facility with Foothill Capital Corporation, which provided a secured revolving line of credit in the amount of $17.5 million, expired. We do not plan to renew this agreement with Foothill nor seek other revolving line of credit agreements at this time, as we believe that our available cash and cash equivalents along with anticipated cash flows from operations are sufficient to meet current and future requirements. We expect to reduce expenses by approximately $66,000 during the next six months of 2004 by discontinuing the line of credit.

Inflation

Because of the relatively low levels of inflation experienced in 2003 and 2004 to date, inflation did not have a significant effect on our results in such periods.

Critical Accounting Policies and Estimates

Our critical accounting policies are those where we have made the most difficult, subjective or complex judgments in making estimates, and/or where these estimates can significantly impact our financial results under different assumptions and conditions. Our critical accounting policies are:

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

Business Restructuring

Through the end of 2002, we recorded restructuring charges following the principles of SEC Staff Accounting Bulletin No. 100, “Restructuring and Impairment Charges,” Emerging Issues Task Force (EITF) 94-3 and SFAS 112. Under EITF 94-3 and SAB 100, we can accrue restructuring costs in a period provided: (1) management commits to a plan of termination prior to the date of the financial statements and establishes the benefit employees will receive, (2) the benefit arrangement is communicated to employees prior to the date of the financial statements, (3) the plan of termination specifically identifies the number and job classifications of employees to be terminated, and (4) the plan of termination will be completed in a reasonably short period of time such that significant changes are unlikely. Following these criteria we estimated the cost to be incurred in implementing our 2002 fourth quarter business restructuring.

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

On December 24, 2003, the FASB published a revision to FIN 46 (“FIN 46R”), to clarify some of the provisions of FIN 46 and exempt certain entities from its requirements. Under FIN 46R, a legal entity is considered a variable interest entity (“VIE”), with some exceptions if specific criteria are met, if it does not have sufficient equity at risk to finance its own activities without relying on financial support from other parties. Additional criteria must be applied to determine if this condition is met or if the equity holders, as a group, lack any one of three stipulated characteristics of a controlling financial interest. If the legal entity is a VIE, then the reporting entity determined to be the primary beneficiary of the VIE must consolidate it. Even if the reporting entity is not obligated to consolidate a VIE, then certain disclosures must be made about the VIE if the reporting entity has significant variable interest. The effective date of the interpretation was modified under FIN 46R. A reporting entity is required to apply the provisions of FIN 46R to all VIEs that previously were subject to certain previously issued special purpose entity accounting pronouncements for all reporting periods ending after December 14, 2003. For all other VIEs, a reporting entity is required to adopt the provisions of FIN 46R for all reporting periods after May 15, 2004. Based on our review under the existing approved guidance and based on our belief that we do not have any VIEs as of June 30, 2004, we believe the FIN 46R will not impact the accounting for certain unconsolidated affiliates.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not invest in or trade market risk sensitive instruments. We also do not purchase, for investing, or hedging, or for purposes “other than trading”, instruments that are likely to expose us to market risk, whether interest rate, foreign currency exchange, commodity price or equity price risk, except as noted in the following paragraph. We have not entered into any forward or futures contracts, purchased any options or entered into any interest rate swaps. Additionally, we do not currently engage in foreign currency hedging transactions to manage exposure for transactions denominated in currencies other than U.S. dollars.

We did not have any indebtedness as of June 30, 2004. We are exposed to changes in interest rates from investments in some held-to-maturity securities. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes.

ITEM 4. CONTROLS AND PROCEDURES.

(a)	Evaluation of Disclosure Controls and Procedures.

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934 (the “Exchange Act”) under the supervision and with the participation of our chief executive officer, chief financial officer and other members of our management team. Based upon that evaluation, the chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective, as of June 30, 2004, in timely alerting them to material information required to be included in our Exchange Act filings.

(b)	Changes in Internal Controls.

There have been no changes in our internal controls over financial reporting during the quarter ended June 30, 2004 which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In July 2000, the Lemelson Medical, Educational & Research Foundation Limited Partnership (“Lemelson”) filed suit in the Federal District Court in the District of Arizona against us and approximately ninety other defendants. The suit alleges that all the defendants are violating more than a dozen patents owned by the third party, which allegedly cover the fields of “machine vision” used extensively in pick-and-place manufacturing of circuit boards and bar code scanning. We purchased this equipment from vendors, whom we believe may have an obligation to indemnify us in the event that the equipment infringes any third-party patents. The complaint seeks damages in an unspecified amount for the purported patent infringements. The complaint does not specify which defendants or activities allegedly violated which particular patents. We have responded with a Motion for More Definite Statement designed to identify the allegedly infringing activities as well as the particular patents and claims allegedly being infringed by it. After our filing of our Motion for More Definite Statement, the entire case was stayed on March 29, 2001, in order to allow an earlier-filed case with common factual and legal issues, referred to as the “Symbol/Cognex” litigation, to proceed. On January 23, 2004, the U.S. District Court for the District of Nevada found, in the Symbol/Cognex case, that the Lemelson patent claims at issue in the case involving the Company are invalid, unenforceable, and not infringed. The Symbol/Cognex court entered an amended judgment on May 27, 2004, finding the Lemelson patent claims at issue invalid, unenforceable, and not infringed, after denying Lemelson’s material post-trial motions. Lemelson is expected to appeal the Amended Judgment in the Symbol/Cognex case. We cannot be sure that we will prevail in this action and any adverse outcome could require us, among other things, to pay royalties to the third party patent owner. Given the lack of specificity in the complaint, it is not currently possible to calculate the potential for, or extent of, any liability resulting from this claim. We also cannot be sure that we will not receive other claims alleging infringement in the future. We have engaged the law firm of Fee and Jeffries, P. A. as our legal counsel in this litigation.

Other than the legal proceedings described above, in the normal course of business, we are subject to proceedings, lawsuits and other claims. While these other legal matters could affect the operating results of any one quarter when resolved in future periods, it is our opinion that after final disposition, any monetary liability or financial impact to us, beyond that provided in the consolidated balance sheet at June 30, 2004, would not be material to the annual consolidated financial statements or the financial condition of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the annual meeting of stockholders held on May 14, 2004, the proposal to re-elect two directors to serve as Class II directors until the 2007 annual meeting of stockholders was brought before and voted upon by the stockholders with the number of votes (each share of common stock having one vote) as indicated below:

	For	Withheld Authority
Sean E. Belanger	40,473,009	795,705
Keith B. Geeslin	39,992,948	1,275,766

The proposal to re-elect Sean E. Belanger and Keith B. Geeslin as Class II directors was approved by the stockholders.

The terms of the two Class I directors, Gene Frantz and Thomas E. Epley and of the two Class III directors, William R. Stensrud and David F. Walker, did not expire at the 2004 annual meeting. All of these directors, with the exception of Gene Frantz, continue to serve as directors of Paradyne Networks, Inc.

ITEM 5. OTHER INFORMATION

On July 30, 2004, we appointed Scott C. Chandler to our Board of Directors as a Class I director to serve until the 2006 annual meeting of stockholders. Mr. Chandler is currently the managing partner for Franklin Court Partners, LLC. (FCP). Also Gene J. Frantz resigned from our Board of Directors, effective July 30, 2004.

On August 4, 2004, we announced that we had closed the purchase of Net to Net Technologies, Inc. We acquired Net to Net’s complete product line and intellectual capital portfolio and substantially all of Net to Net’s assets, and we assumed certain liabilities of Net to Net. In addition, we acquired substantially all of the assets and products of Net to Net’s foreign subsidiaries. Net to Net, a privately held developer and manufacturer of broadband access equipment, is located in Portsmouth, New Hampshire. This acquisition supports our strategy to provide a complete range of broadband access products to support service providers worldwide that are migrating voice and data to packet-based networks.

At the closing of this transaction, we paid Net to Net $2.7 million in cash, subject to certain purchase price adjustments and 252,282 shares of Paradyne stock, and a $300,000 holdback. We also paid off an obligation assumed from Net to Net by issuing 352,557 shares of Paradyne Stock to Net to Net’s contract manufacturer. In addition, we issued to Net to Net a warrant to purchase up to 1,008,065 shares of our common stock at an exercise price of $5.95 per share, which will expire on December 31, 2005.

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

On April 7, 2004, we filed a current report on Form 8-K pursuant to Item 12, announcing better than expected revenue and earnings in preliminary results for the quarter ended March 31, 2004.

On April 21, 2004, we filed a current report on Form 8-K pursuant to Item 12, announcing our financial results for the quarter ended March 31, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PARADYNE NETWORKS, INC.

Date: August 9, 2004	By:	/s/ Sean E. Belanger
Sean E. Belanger Chairman, President and Chief Executive Officer
Date: August 9, 2004
	By:	/s/ Patrick M. Murphy
Patrick M. Murphy Senior Vice President, Chief Financial Officer, Secretary and Treasurer (Principal Financial and Accounting Officer)