Form 10-Q
period 2004-09-30
PARADYNE NETWORKS INC
filed 2004-11-09
CIK 76174

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

The number of shares of the registrant’s common stock outstanding at November 5, 2004, the latest practicable date, was 46,453,192

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PARADYNE NETWORKS, INC.

CONDENSED UNAUDITED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

	SEPTEMBER 30, 2004	DECEMBER 31, 2003

ASSETS
Current assets:
Cash and cash equivalents	$44,601	$46,775
Accounts receivable less allowance for doubtful accounts of $1,130 and $1,346 at September 30, 2004 and December 31, 2003, respectively	13,592	7,119
Inventories	17,427	16,419
Prepaid expenses and other current assets	1,849	1,578

Total current assets	77,469	71,891
Property, plant and equipment, net	3,962	5,595
Intangible assets, net	7,675	4,869
Other assets	481	87

Total assets	$89,587	$82,442

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,771	$5,486
Payroll and benefit related liabilities	2,768	2,636
Other current liabilities	7,348	4,745

Total current liabilities	15,887	12,867

Total liabilities	$15,887	$12,867

Stockholders’ equity:
Preferred stock, par value $.001; 5,000,000 shares authorized, none issued	—	—

Common stock, par value $.001; 80,000,000 shares authorized, 46,323,634 and 44,486,373 shares issued and outstanding as of September 30, 2004 and December 31, 2003, respectively	46	44
Additional paid-in capital	148,458	141,912
Accumulated deficit	(75,196)	(72,560)
Notes receivable for common stock	(16)	(16)
Other equity adjustments	408	195

Total stockholders’ equity	73,700	69,575

Total liabilities and stockholders’ equity	$89,587	$82,442

See accompanying Notes to Condensed Unaudited Consolidated Financial Statements

PARADYNE NETWORKS, INC.

CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2004	2003	2004	2003
Revenues:
Sales	$25,724	$18,288	$69,296	$52,988
Services	1,455	2,007	4,426	5,320
Royalties	—	—	—	800

Total revenues	27,179	20,295	73,722	59,108
Total cost of sales	16,303	11,632	43,629	31,360

Gross margin	10,876	8,663	30,093	27,748

Operating expenses:
Research and development (includes $927 of purchased in-process R&D in August 2004)	5,009	3,785	12,469	14,991
Selling, general & administrative	6,959	6,720	18,132	20,665
Amortization of intangible assets and deferred stock compensation	480	361	1,165	1,158
Business restructuring charges	1,065	158	1,334	1,900

Total operating expenses	$13,513	$11,024	$33,100	$38,714

Operating loss	(2,637)	(2,361)	(3,007)	(10,966)
Other (income) expenses:
Interest, net	(178)	(150)	(440)	(466)
Other, net	70	(17)	69	124

Loss before provision for income taxes	(2,529)	(2,194)	(2,636)	(10,624)

Net loss	$(2,529)	$(2,194)	$(2,636)	$(10,624)

Weighted average number of common shares outstanding
Basic	45,999	43,377	45,332	43,120
Diluted	45,999	43,377	45,332	43,120
Loss per common share
Basic	$(0.05)	$(0.05)	$(0.06)	$(0.25)
Diluted	(0.05)	(0.05)	(0.06)	(0.25)
Consolidated Statements of Comprehensive Loss
Net loss	(2,529)	(2,194)	(2,636)	(10,624)
Translation adjustments	163	18	105	323

Comprehensive loss	$(2,366)	$(2,176)	$(2,531)	$(10,301)

See accompanying Notes to Condensed Unaudited Consolidated Financial Statements

PARADYNE NETWORKS, INC.

CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

	NINE MONTHS ENDED SEPTEMBER 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,636)	$(10,624)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Income from reversal of reserves due to sale of inventory	—	(2,431)
Loss on sale of assets	(5)	297
Decrease in allowance for bad debts	(306)	(643)
Depreciation and amortization	3,716	5,274
Purchased in-process research and development	927	—
(Increase) decrease in assets, net of effects of acquisition:
Receivables	(4,937)	4,853
Inventories	1,254	1,723
Other assets	(349)	1,564
Increase (decrease) in liabilities, net of effects of acquisition:
Accounts payable	(515)	(1,350)
Payroll and related liabilities	(268)	(1,282)
Other current liabilities	1,457	(2,619)

Net cash used in operating activities	$(1,662)	$(5,238)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Cash used to acquire net assets	(3,273)	—
Capital expenditures	(471)	(559)
Proceeds from sale of property, plant and equipment	16	18

Net cash used in investing activities	$(3,728)	$(541)

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Net proceeds from stock transactions	3,111	817
Repayments under other debt obligations	—	(359)

Net cash provided by financing activities	3,111	458

Effect of foreign exchange rate changes on cash	105	323

Net increase (decrease) in cash and cash equivalents	(2,174)	(4,998)
Cash and cash equivalents at beginning of period	46,775	47,706

Cash and cash equivalents at end of period	$44,601	$42,708

See accompanying Notes to Condensed Unaudited Consolidated Financial Statements

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

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2004	2003	2004	2003
Net income (loss), as reported	$(2,529)	$(2,194)	$(2,636)	$(10,624)
Add: Stock-based employee compensation expense included in reported net income, net of related taxes	34	55	108	241
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(997)	(1,733)	(4,790)	(7,078)

Pro forma net income (loss)	$(3,492)	$(3,872)	$(7,318)	$(17,461)

Earnings per share basic as reported	$(0.05)	$(0.05)	$(0.06)	$(0.25)

Earnings per share diluted as reported	$(0.05)	$(0.05)	$(0.06)	$(0.25)

Earnings per share basic and diluted pro forma	$(0.08)	$(0.09)	$(0.16)	$(0.40)

Product Warranty

The Company generally provides a return to factory warranty for a period of one year from the date of sale. A current charge to income is recorded at the time of sale to reflect the amount the Company estimates will be needed to cover future warranty obligations for products sold during the year. The accrued liability for warranty costs is included in the caption “other current liabilities” in the accompanying consolidated balance sheets. The estimate of such costs is based upon historical and anticipated requirements. The following table summarizes the activity for the product warranty reserve for the nine months ended September 30, 2004 and 2003:

	2004	2003
Beginning balance at January 1, 2004 and 2003	$747	$1,416

Product warranty expenses accrued	366	—
Additions to accrual as part of Net to Net acquisition	107	—
Product warranty expenses incurred and charged against reserve	(351)	(317)

Adjustment for changes in estimates	51	282

Ending balance at September 30, 2004 and 2003	$920	$1,381

Liquidity

At September 30, 2004, management believes that available cash and cash equivalents together with future cash flows from operations will be sufficient to meet the Company’s obligations as they become due for the next twelve months.

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

Options of 12,534,968 and 13,583,760 for the three months ended September 30, 2004 and 2003, respectively, are not included in the September 30, 2004 and 2003 calculation of loss per share due to their anti-dilutive effect.

2. Recently Issued Financial Accounting Standards:

On December 24, 2003, the FASB published a revision to FIN 46 (“FIN 46R”), to clarify some of the provisions of FIN 46 and exempt certain entities from its requirements. Under FIN 46R, a legal entity is considered a variable interest entity (“VIE”), with some exceptions if specific criteria are met, if it does not have sufficient equity at risk to finance its own activities without relying on financial support from other parties. Additional criteria must be applied to determine if this condition is met or if the equity holders, as a group, lack any one of three stipulated characteristics of a controlling financial interest. If the legal entity is a VIE, then the reporting entity determined to be the primary beneficiary of the VIE must consolidate it. Even if the reporting entity is not obligated to consolidate a VIE, then certain disclosures must be made about the VIE if the reporting entity has significant variable interest. The effective date of the interpretation was modified under FIN 46R. A reporting entity is required to apply the provisions of FIN 46R to all VIEs that previously were subject to certain previously issued special purpose entity accounting pronouncements for all reporting periods ending after December 15, 2003. For all other VIEs, a reporting entity is required to adopt the provisions of FIN 46R for all reporting periods after March 15, 2004. Based on its review under the existing approved guidance, and based on its belief that it does not have any VIEs as of September 30, 2004, the Company believes FIN 46R will not impact the accounting for certain unconsolidated affiliates.

3. Inventories:

Inventories at September 30, 2004 and December 31, 2003 are summarized as follows:

	SEPTEMBER 30, 2004	DECEMBER 31, 2003
Raw Materials	$12,067	$13,610
Work In Process	2,260	1,900
Finished Goods	3,100	909

	$17,427	$16,419

During the third quarter of 2003, the Company reversed inventory reserves creating $937 of margin, relating to the sale of previously reserved inventory. Included in the Company’s September 30, 2004 and December 31, 2003 net inventory balance is $32.5 million and $35.7 million, respectively, in reserves for excess or obsolete inventory.

4. Earnings Per Share:

The following table summarizes the weighted average shares outstanding for basic and diluted earnings per share for the periods presented:

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2004	2003	2004	2003
Net Income (loss)	$(2,529)	$(2,194)	$(2,636)	$(10,624)

Weighted average number of common shares outstanding:
Basic	45,999	43,377	45,332	43,120
Dilutive effect of stock options	—	—	—	—

Diluted	45,999	43,377	45,332	43,120

Earnings per common share:
Basic	$(0.05)	$(0.05)	$(0.06)	$(0.25)
Dilutive effect of stock options	—	—	—	—

Diluted	$(0.05)	$(0.05)	$(0.06)	$(0.25)

5. Accrued Business Restructuring:

Total restructuring expense recorded for the nine months ended September 30, 2004 was $1.3 million. During the first quarter of 2004, the Company recorded business restructuring charges of $0.3 million that were primarily related to additional expense requirements to fund the severance settlements for three employees from our international operations. Although these employees were part of our June 2003 business restructuring, the actual severance arrangements made under the laws of the applicable countries were higher than those allowed by the Company’s standard policy. During the third quarter of 2004, the Company recorded additional business restructuring charges of $1.1 million. These charges were primarily related to abandoned facilities at its Largo, Florida location.

During the nine months ended September 30, 2004, the Company paid $0.6 million related to business restructuring. The remaining $1.3 million accrued as of September 30, 2004 relates to severance, abandoned facilities and excess equipment. The following table summarizes the activity in the business restructuring accrual for the first nine months of 2004:

	Severance Related	Abandoned Facilities and Equipment Related	Total
Beginning Balance at January 1, 2004	88	496	584
Additions to accrual	275	1,060	1,335
Less payments made related to prior period restructurings	(234)	(374)	(608)

Ending balance at September 30, 2004	$129	$1,182	$1,311

6. Commitments and Contingencies:

Purchase commitments

The Company had non-cancelable commitments to purchase inventory totaling $4,988 and $1,217 at September 30, 2004 and December 31, 2003.

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

A stockholder purported class action suit was filed in December 2001 in the federal court in the Southern District of New York against the Company, some of its executive officers and the former Chairman of its board, and the underwriters of the company’s initial public offering (collectively, the “IPO Defendants”). That action (“New York Securities Action”) alleges that defendants, during the period from July 15, 1999 through December 6, 2000, violated federal securities laws by allocating shares of the Company’s initial public offering to favored customers in exchange for their promise to purchase shares in the secondary market at escalating prices. The New York Securities Actions seeks damages in an unspecified amount for the purported class for the losses suffered during the class period as a result of an alleged inflated stock price. On June 5, 2003, the IPO Defendants agreed to participate in a global settlement of this case (along with the settlement of hundreds of other similar IPO allocation cases pending in the Southern District of New York). The settlement is subject to certification of a settlement class, notice to class members and an opportunity to opt out, objections by any class members to the terms of the settlement, and final approval by the Court. There can be no assurance that all of these conditions will be satisfied. The proposed settlement on the Company’s behalf will be funded exclusively by a portion of the proceeds of the Company’s directors’ and officers’ insurance policy and will result in the dismissal of this lawsuit and release by the plaintiff stockholder class of the IPO Defendants.

In July 2000, the Lemelson Medical, Educational & Research Foundation Limited Partnership (“Lemelson”) filed suit in the Federal District Court in the District of Arizona against the Company and approximately ninety other defendants. The suit alleges that all the defendants are violating more than a dozen patents owned by the third party, which allegedly cover the fields of “machine vision” used extensively in pick-and-place manufacturing of circuit boards and bar code scanning. The Company purchased this equipment from vendors, whom we believe may have an obligation to indemnify the Company in the event that the equipment infringes any third-party patents. The complaint seeks damages in an unspecified amount for the purported patent infringements. The complaint does not specify which defendants or activities allegedly violated which particular patents. The Company has responded with a Motion for More Definite Statement designed to identify the allegedly infringing activities as well as the particular patents and claims allegedly being infringed by it. After the Company’s filing of its Motion for More Definite

Statement, the entire case was stayed on March 29, 2001, in order to allow an earlier-filed case with common factual and legal issues, referred to as the “Symbol/Cognex” litigation, to proceed. On January 23, 2004, the U.S. District Court for the District of Nevada found, in the Symbol/Cognex case, that the Lemelson patent claims at issue in the case involving the Company are invalid, unenforceable, and not infringed. The Symbol/Cognex court entered an amended judgment on May 27, 2004, finding the Lemelson patent claims at issue invalid, unenforceable, and not infringed, after denying Lemelson’s material post-trial motions. Lemelson has appealed the Amended Judgment in the Symbol/Cognex case, although briefing to the appellate court is not yet complete. The Company cannot be sure that it will prevail in this action and any adverse outcome could require it, among other things, to pay royalties to the third-party patent owner. Given the lack of specificity in the complaint, it is not currently possible to calculate the potential for, or extent of, any liability resulting from this claim. The Company also cannot be sure that it will not receive other claims alleging infringement in the future. The Company has engaged the law firm of Fee and Jeffries, P. A. as its legal counsel in this litigation.

In January 2004, the Company filed suit against Visual Networks, Inc., a competitor in the field of service level agreement (SLA) and network performance monitoring solutions, alleging that Visual’s products and services infringed eleven of its patents. The suit was filed in the United States District Court for the Middle District of Florida (the “Florida Suit”). In February 2004, Visual Networks Operations, Inc., a wholly-owned subsidiary of Visual, filed suit in the United States District Court for the District of Maryland (the “Maryland Suit”) against Paradyne Corporation, a wholly-owned subsidiary of Paradyne Networks, Inc., alleging infringement by the Company of three of Visual’s patents. In April, the Florida Suit was dismissed on a procedural ground, and the Company has asserted the infringement of eleven Paradyne patents by Visual in the Maryland Suit. The case is in discovery, so the Company cannot be sure that it will prevail in this action as to the contentions against Visual or as to the defenses against Visual’s claims of infringement by the Company. The Company has received opinions of counsel from a patent law firm that (i) the Company does not infringe any of the Visual patents-in-suit and (ii) that certain of the Visual patent claims are invalid and unenforceable in any event. The Company made these formal opinions of counsel available to Visual on August 20, 2004. Any adverse outcome could require the Company, among other things, to pay damages in the form of royalties or lost profits to Visual relating to past sales by Paradyne of certain iMarc and OpenLane products, and to make changes to eliminate the features in the products that are alleged to be infringing. In any event, the size of any such damages award could vary significantly depending upon the length of any period of past infringement, the amount of sales and profits realized during any period of past infringement, and the methodology used by the Court or the jury to calculate damages. Visual’s complaint seeks unspecified damages presently, and Visual has not taken any position in the litigation regarding how it calculates the damages claim it has asserted. The Company’s position in the Maryland Suit is that it was not on notice of any claim of infringement until February 27, 2004, and that any damages award would be a fraction of the iMarc and OpenLane sales since that time. Currently the amount of gross sales attributable to iMarc and OpenLane since January 1, 2004 does not exceed $10 million. The Company’s has engaged the law firm of Hill, Kertscher & Wharton, LLP as its legal counsel in this litigation.

Other than the legal proceedings described above, in the normal course of business, the Company is subject to proceedings, lawsuits and other claims. While these other legal matters could affect the operating results of any one quarter when resolved in future periods, it is the Company’s opinion that after final disposition, any monetary liability or financial impact to it, beyond that provided in the consolidated balance sheet at September 30, 2004, would not be material to the annual consolidated financial statements or the financial condition of the Company.

8. Acquisition:

Net to Net Technologies, Inc. and Intangible Assets

On August 3, 2004, the Company purchased substantially all of the assets and assumed certain liabilities of Net to Net Technologies, Inc. At the closing of this transaction, the Company paid Net to Net $2.7 million in cash, subject to certain purchase price adjustments and 252,282 shares of Paradyne stock. The Company held back $300,000 in cash that it is obligated to pay in the future, subject to certain conditions. The Company also paid off an obligation assumed from Net to Net by issuing 352,557 shares of Paradyne Stock to Net to Net’s contract manufacturer. In addition, the Company issued to Net to Net a warrant to purchase up to 1,008,065 shares of its common stock at an exercise price of $5.95 per share, which will expire on December 31, 2005.

Using an average market value of $4.50 per share (based on the average of the closing prices during the 7 trading days surrounding the July 26, 2004 announcement of the acquisition), the purchase price was approximately $9.2 million, including approximately $0.9 million of acquisition costs. The acquisition has been accounted for under the purchase method of accounting, which resulted in the recognition of approximately $4.8 million in intangible assets. At the acquisition date the major categories of assets and liabilities and their values were as follows (in millions):

Cash	$0.1
Net receivables	1.2
Inventories	2.3
Prepaid and other assets	0.3
Property, plant & equipment	0.5
Accounts payable	0.8
Payroll & benefit related	0.4
Other liabilities	2.0

The amounts assigned to developed technology and purchased customer relationships were based on a preliminary appraisal by an independent valuation company. It should be noted that final valuation of the intangibles could change upon the issuance of the final appraisal. The Company assigned $0.9 million to purchased in-process research and development based, in part, on the preliminary appraisal and the remainder on the development cost incurred by Net to Net, which was written off during the third quarter of 2004 and reported as part of research and development. The assigned values and amortization periods for developed technology and purchased customer relationships are provided in detail below:

Intangible Asset	Amortization Period	Amount
Developed Technology (including patents)	5 years	$2.6 million
Purchased Customer Relationships	4 years	$1.3 million

Total amortization expense related to the above for the three months ended September 30, 2002 was $0.1 million. It is estimated that amortization expense related to the above will amount to $0.4 million for the remainder of 2004, $0.8 million for each of the years 2005, 2006 and 2007, $0.7 for 2008 and $0.3 million for 2009.

The acquisition of Net to Net provides the Company the opportunity to expand its portfolio of broadband access equipment that it markets worldwide to network service providers and business customers. The Net to Net product line features bonded DSL products and technology, IP Digital Subscriber Line Access Multiplexers (DSLAMs), and business-class network extenders which are part of a dependable IP access platform that supports the migration of voice, video and data service to packet-based networks.

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

	NINE MONTHS ENDED SEPTEMBER 30,
	2004	2003
Revenue	$82,610	$72,142
Net Loss	(2,971)	(11,659)
Diluted Earnings Per Share	$(0.06)	$(0.27)

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

Risk Factor Related to Implementation of Section 404 of Sarbanes Oxley

If we are unable to complete our assessment as to the adequacy of our internal control over financial reporting as of December 31, 2004 and future year-ends as required by Section 404 of the Sarbanes-Oxley Act of 2002, or if such assessment is completed and material weaknesses are identified and reported, investors could lose confidence in the reliability of our financial statements, which could result in a decrease in the value of our Common Stock. As directed by Section 404 of the Sarbanes-Oxley Act of 2002, the Securities and Exchange Commission adopted rules requiring public companies to include a report of management on the company’s internal control over financial reporting in their annual reports on Form 10-K. This report is required to contain an assessment by management of the effectiveness of such company’s internal controls over financial reporting. In addition, the independent registered public accounting firm auditing a public company’s financial statements must also attest to and report on management’s assessment of the effectiveness of the company’s internal controls over financial reporting as well as the operating effectiveness of the company’s internal controls. This will be the first year that we have undergone an audit of our internal controls and procedures. While we are expending significant resources in developing the necessary documentation and conducting the testing procedures required by Section 404, there is a risk that we will not comply with all of the requirements imposed by Section 404. If we fail to have an effectively designed and operating system of internal control, we will be unable to comply with the requirements of SEC 404 in a timely manner. If we do not effectively complete our assessment or if our internal controls are not designed or operating effectively, our independent registered public accounting firm may either disclaim an opinion as it relates to management’s assessment of the effectiveness of its internal control or may issue a qualified opinion on the effectiveness of the our internal controls. This could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements, which could cause the market price of our Common Stock to decline and make it more difficult for us to finance our operations.

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

We market and sell our products worldwide to NSPs and business customers through a multi-tier distribution system that includes direct sales, strategic partner sales, NSP sales and traditional distributor or value added reseller sales. There were no customers in the third quarter of 2004 who contributed 10% or more of our total revenues; however, Graybar Electronics, one of our Independent Operating Company (IOC) distributors, AT&T, Sprint, and Force Broadband, one of our International distributors in the Nordic Region were major revenue contributors, representing in the aggregate, approximately 20% of our total revenues for the third quarter of 2004. A loss or a significant reduction or delay in sales to any of our major customers could materially and adversely affect our business, financial condition and results of operations.

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

On August 4, 2004 we announced that we had finalized the purchase of substantially all of the assets and assumed certain liabilities of Net to Net Technologies, Inc. Additionally, we acquired Net to Net’s complete product line and intellectual capital portfolio at a total purchase price (comprised of cash, common stock, common stock warrants, acquisition costs and assumed liabilities) of approximately $9.2 million. We currently maintain a research and development center in Portsmouth, New Hampshire, the site of Net to Net’s former corporate headquarters, and we have hired many of Net to Net’s engineering, sales and technical support personnel both in the United States and in foreign countries. We have substantially integrated Net to Net’s former operations into our operations.

Results of Operations

Quarter and Nine months Ended September 30, 2004 Compared to Quarter and Nine months Ended September 30, 2003

Revenues. Total revenues increased $6.9 million, or 34%, to $27.2 million for the quarter ended September 30, 2004 from $20.3 million for the same period in 2003. Total revenues for the nine months ended September 30, 2004 increased $14.6 million, or 25%, to $73.7 million from $59.1 million for the first nine months of 2003. These increases were mostly attributable to significant increases in volume of sales of our DSL broadband access products to our major customers, primarily in the (IOC, Public Telephone and Telegraph (PTT), Inter Exchange Carrier (IXC) and hospitality markets. Additionally, we had sales of approximately $2.1 million to customers as a result of the Net to Net acquisition. Also contributing to the increase in revenue was the recognition of $0.6 million of revenue resulting from the recovery of amounts previously reserved for bad debts related to the Worldcom (MCI) bankruptcy. As a percentage of total revenues, equipment sales represented 95% of total revenues for the quarter ended September 30, 2004 and 90% for the quarter ended September 30, 2003. Equipment sales represented 94% of total revenues for the nine months ended September 30, 2004 and 90% for the same period in 2003. The increase in equipment sales as a percentage of revenue for both the three and nine months ended September 30, 2004 compared to the same periods of 2003 was mostly attributable to significant growth in product sales not of decreases in service revenues. Additionally, $0.8 million of royalty revenues from STMicroelectronics, which was part of total revenues for 2003, were not repeated in the nine months ended September 30, 2004.

Gross Margin. Gross margin increased $2.2 million, or 25%, to $10.9 million for the three months ended September 30, 2004 from $8.7 million for the three months ended September 30, 2003 and increased $2.3 million, or 9%, to $30.1 million for the nine months ended September 30, 2004 from $27.7 million for the nine months ended September 30, 2003. Contributing to the increase were the effects of the above mentioned $0.6 million reserve reversal related to the recovery of bad dept. Gross margin as a percentage of total revenues decreased to 40% for the three months ended September 30, 2004 from 43% for the same period in 2003 and decreased to 41% for the nine months ended September 30, 2004 from 47% for the same period in 2003. These decreases in gross margin percentage in 2004 are mostly attributable to the reversal of reserves in 2003 related to the sale of previously reserved broadband inventory which reversal of reserves were not repeated in 2004, and to competitive pricing pressures within the telecom market.

Research and Development Expenses. Research and development expenses increased $1.2 million, or 32%, to $5.0 million for the three months ended September 30, 2004 from $3.8 million for the same period in 2003. For the nine months ended September 30, 2004, research and development expenses decreased $2.5 million, or 17%, to $12.5 million compared to $15.0 million for the same period in 2003. For the three months ended September 30, 2004 the increase was mostly attributable to $0.9 million of purchased in-process research and development, resulting from the August 3, 2004 acquisition of Net to Net (See “Note 8– Acquisitions” in the Notes to Unaudited Condensed Consolidated Financial Statements in this Form 10-Q for further information), a $0.4 million increase in proto type expenses related to the integration of Net to Net and other new products into our production cycles, and $0.3 million of increased outside contractor fees, much of which was related to the transition of Net to Net operations to Paradyne, offset in part by a $0.2 million loss on the disposal of assets related to the closure of the Atlanta, Georgia development center in the third quarter of 2003 that was not repeated in 2004 and a $0.2 million decrease in software maintenance expense. Additionally, we increased our research and development personnel by 9 employees in the third quarter of 2004. For the nine months ended September 30, 2004 research and development expenses decreased due to the following: $2.2 resulting primarily from lower personnel-related expenses in 2004 as a result of a company-wide business restructuring in June 2003 and the closing of a development facility in Atlanta, Georgia, together affecting 48 research and development employees; $0.7 million due to lower spending for research and development proto type supplies and system maintenance agreements; and a $0.7 million decrease in depreciation expense resulting from the disposal of assets from the closed facility. Partially offsetting the decrease was $0.9 million of purchased in-process research and development related to the Net to Net acquisition and $0.3 million in increased professional contractor fees. For the three months ended September 30, 2004, research and development expense as a percentage of total revenues, decreased to 18% from 19% in the same period of 2003, and for the nine months ended September 30, 2004, research and development expense as a percentage of total revenues decreased to 17% from 25% for the same period of 2003. For the third quarter of 2004, the decrease in research and development expenses as a percentage of total revenue was primarily due to the increase in revenue for the period. The decrease in percentage for the nine months ended September 30, 2004 was primarily attributable to the large decreases in total research and development expenses in 2004 from 2003 levels, along with a 25% increase in total revenues when compared with the same period in 2003.

The $0.9 million of purchased in-process research and development was a one-time expense and will not be repeated in subsequent periods. Consequently, we expect that total research and development expenses will be lower by that amount in the fourth quarter of 2004.

Selling, General and Administrative (“SG&A”) Expenses. SG&A expenses increased $0.3 million, or 4%, to $7.0 million for the three months ended September 30, 2004 from $6.7 million for the three months ended September 30, 2003 and decreased $2.6 million, or 13%, to $18.1 million for the nine months ended September 30, 2004 from $20.7 million for the same period in 2003. The increase for the three months ended September 30, 2004 was mostly attributable to a $0.5 million increase in expenses related to personnel and travel, mostly due to the hiring of 13 domestic and international employees from Net to Net, a $0.2 million increase in professional fees and contracted services, offset in part by a $0.4 million decrease in depreciation and other miscellaneous expenses. The decrease for the nine months ended September 30, 2004 was mostly attributable to the following: a $1.2 million decrease in expenses related to personnel and travel (SG&A personnel decreased by 20 people from May of 2003 mostly due to a business restructuring at the end of the second quarter of 2003 and the closure of the Atlanta facility), a $0.7 million decrease in depreciation expense, a $0.7 million expense reduction due to a reversal of an accrual for contracted telecom services with a major provider resulting from a contract settlement, a decrease of $0.4 million in consignments of equipment to customers and other business related expenses, offset in part by an increase of $0.8 million in professional fees and contracted services. These professional fees and contracted services included accounting and legal fees, homologation (product certification) fees, plant facility contractors and fees related to patents. Included in the increased accounting fees for the three and nine months ended September 30, 2004 are expenses incurred for work related to implementing, evaluating and testing controls and procedures as mandated by section 404 of the Sarbanes-Oxley Act of 2002. For the three months ended September 30, 2004, SG&A expense as a percentage of total revenue decreased to 26% from 33% for the same period in 2003. For the nine months ended September 30, 2004, SG&A expenses as a percentage of total revenue decreased to 25% from 35% for the same period in 2003. The decreases for the three and nine months ended September 30, 2004 were primarily attributable to 34% and 25% increases, respectively, in total revenues.

As a result of the above-mentioned acquisition of Net to Net and the increase in SG&A personnel, we estimate that fourth quarter 2004 SG&A expenses will remain at the same level as third quarter 2004 amounts.

Amortization of Intangible Assets and Deferred Stock Compensation. The amortization of intangible assets and deferred stock compensation increased by $0.1 million to $0.5 million for the three months ended September 30, 2004 from $0.4 million for the same period in 2003. The amortization of intangible assets and deferred stock compensation was $1.2 million for both the nine months ended September 30, 2004 and 2003. The amortization of intangible assets, which occurred in the first nine months of 2004, relates to developed technology and customer relationship intangibles that were recorded as part of the acquisitions of Net to Net Technologies in August 2004 and Elastic Networks in March 2002, and as part of the acquisition of certain assets from Jetstream Communications on May 20, 2002. The increase in amortization for the three months ended September 30, 2004 mostly results from the amortization of intangible assets related to the Net to Net acquisition. The amortization of deferred stock compensation is related to the granting of stock options to key employees at prices deemed to be below fair market value for financial reporting purposes. For the three months ended September 30, 2004, amortization of deferred stock compensation was less than $50,000, and for the nine months ended September 30, 2004 it was $0.1 million, all of which was related to SG&A.

Business Restructuring Charges. We incurred business restructuring charges of $1.1 million during the third quarter of 2004, all of which related to abandoned facilities at our Largo, Florida location, resulting in a $0.9 million increase from the same period in 2003. For the nine months ended September 30, 2004, total business restructuring charges, all of which related to abandoned facilities, were $1.3 million, down $0.6 million from the same period in 2003. We incurred expenses of $1.9 million related to a company-wide reduction in force during the nine months ended September 30, 2003 (but not repeated for the same period in 2004), which affected 55 employees or approximately 12% of our workforce. This action was part of our effort to align our operations and expense structure with the telecom industry environment.

Interest and Other (Income) Expense, Net. Interest and other (income) expense, net, decreased $0.1 million to $0.1 million of income for the three months ended September 30, 2004 compared to $0.2 million of income for the same period in 2003 and increased $0.1 million to $0.4 million of income for the nine months ended September 30, 2004, from $0.3 million of income for the same period in 2003. Interest and other (income) expense, net, is related to interest income on short term investments, income from fees, interest on notes payable and borrowings under lines of credit and foreign exchange gains and losses.

Provision (Benefit) For Income Taxes. Provision (benefit) for income taxes was $0 for the three and nine months ended September 30, 2004 and 2003.

Liquidity and Capital Resources

Net cash used in operations for the nine months ended September 30, 2004 totaled $1.7 million. The net loss of $2.6 million was adjusted for non-cash impacting items such as depreciation, amortization, gain on sale of assets, purchased in-process research and development and allowance for bad debts resulting in adjusted net income of $1.7 million. Cash from operating activities decreased by $4.9 million due to an increase in accounts receivable, principally due to higher end of quarter revenues in the third quarter of 2004 than in the fourth quarter of 2003. Partially offsetting the decrease was an increase of $1.3 million from improved inventory management and an increase of $1.5 million due to increases in other current liabilities primarily from a business restructure charge of approximately $1.0 million for abandoned facilities.

Cash used in investing was $3.7 million of which $3.3 million was used to purchase certain assets of Net to Net Technologies, Inc. (See “Note 8 – Acquisitions” in the Notes to Unauditied Condensed Consolidated Financial Statements in this Form 10-Q for further information). Capital expenditures for the nine months ended September 30, 2004 were approximately $0.5 million. Net cash provided by financing activities was $3.1 million for the nine months ended September 30, 2004 and was the result of proceeds from stock transactions, including exercises of stock options and purchases of stock through the Employee Stock Purchase Plan. We had $44.6 million of cash and cash equivalents at September 30, 2004, representing a decrease of $2.2 million from $46.8 million at December 31, 2003. Working capital increased $2.6 million from $59.0 million at December 31, 2003 to $61.6 million at September 30, 2004.

We believe that our current cash position will be sufficient to meet our working capital needs for at least the next twelve months.

Recent Trends and Developments

On July 16, 2004, our credit facility with Foothill Capital Corporation, which provided a secured revolving line of credit in the amount of $17.5 million, expired. We did not renew this agreement with Foothill nor have we sought other revolving line of credit agreements at this time, as we believe that our available cash and cash equivalents along with anticipated cash flows from operations are sufficient to meet current and future requirements. We expect to reduce expenses by approximately $33,000 during the fourth quarter of 2004 by discontinuing the line of credit.

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

Recently Issued Financial Accounting Standards

On December 24, 2003, the FASB published a revision to FIN 46 (“FIN 46R”), to clarify some of the provisions of FIN 46 and exempt certain entities from its requirements. Under FIN 46R, a legal entity is considered a variable interest entity (“VIE”), with some exceptions if specific criteria are met, if it does not have sufficient equity at risk to finance its own activities without relying on financial support from other parties. Additional criteria must be applied to determine if this condition is met or if the equity holders, as a group, lack any one of three stipulated characteristics of a controlling financial interest. If the legal entity is a VIE, then the reporting entity determined to be the primary beneficiary of the VIE must consolidate it. Even if the reporting entity is not obligated to consolidate a VIE, then certain disclosures must be made about the VIE if the reporting entity has significant variable interest. The effective date of the interpretation was modified under FIN 46R. A reporting entity is required to apply the provisions of FIN 46R to all VIEs that previously were subject to certain previously issued special purpose entity accounting pronouncements for all reporting periods ending after December 15, 2003. For all other VIEs, a reporting entity is required to adopt the provisions of FIN 46R for all reporting periods after May 15, 2004. Based on our review under the existing approved guidance and based on our belief that we do not have any VIEs as of September 30, 2004, we believe the FIN 46R will not impact the accounting for certain unconsolidated affiliates.

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

We did not have any indebtedness as of September 30, 2004. We are exposed to changes in interest rates from investments in some held-to-maturity securities. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes.

ITEM 4. CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures.

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934 (the “Exchange Act”) under the supervision and with the participation of our chief executive officer, chief financial officer and other members of our management team. Based upon that evaluation, the chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective, as of September 30, 2004, in timely alerting them to material information required to be included in our Exchange Act filings.

(b) Changes in Internal Controls.

There have been no changes in our internal controls over financial reporting during the quarter ended September 30, 2004, which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

(c) Sarbanes-Oxley Section 404 Compliance

Section 404 of the Sarbanes-Oxley Act of 2002 (the “Act”) will require us to include an internal control report from management in our Annual Report on Form 10-K for the year ending December 31, 2004 and in subsequent Annual Reports thereafter. The internal control report must include the following: (1) a statement of management’s responsibility for establishing and maintaining adequate internal control over financial reporting, (2) a statement identifying the framework used by management to conduct the required evaluation of the effectiveness of our internal control over financial reporting, (3) management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004, including a statement as to whether or not internal control over financial reporting is effective, and (4) a statement that our independent registered public accounting firm has issued an attestation report on management’s assessment of internal control over financial reporting.

Management acknowledges its responsibility for establishing and maintaining internal controls over financial reporting and seeks to continually improve those controls. In addition, in order to achieve compliance with Section 404 of the Act within the required timeframe, we have been conducting a process to document and evaluate our internal controls over financial reporting since 2003. In this regard, we have dedicated internal resources, engaged outside consultants and adopted a detailed work plan to: (i) assess and document the adequacy of internal control over financial reporting; (ii) take steps to improve control processes where required; (iii) validate through testing that controls are functioning as documented; and (iv) implement a continuous reporting and improvement process for internal control over financial reporting. We believe that our process for documenting, evaluating and monitoring our internal control over financial reporting is consistent with the objectives of Section 404 of the Act.

We have commenced testing of our internal controls. It should be noted, however, that given the risks inherent in the design and operation of internal controls over financial reporting, we can make no assurance as to our conclusions at December 31, 2004 with regard to the effectiveness of our internal controls over our financial reporting. Any system of controls can provide only reasonable, and not absolute, assurance that the objectives of the control system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

A stockholder purported class action suit was filed in December 2001 in the federal court in the Southern District of New York against us, some of our executive officers and the former Chairman of our board, and the underwriters of our initial public offering (collectively, the “IPO Defendants”). That action (“New York Securities Action”) alleges that defendants, during the period from July 15, 1999 through December 6, 2000, violated federal securities laws by allocating shares of our initial public offering to favored customers in exchange for their promise to purchase shares in the secondary market at escalating prices. The New York Securities Action seeks damages in an unspecified amount for the purported class for the losses suffered during the class period as a result of an alleged inflated stock price. On June 5, 2003, the IPO Defendants agreed to participate in a global settlement of this case (along with the settlement of hundreds of other similar IPO allocation cases pending in the Southern District of New York). The settlement is subject to certification of a settlement class, notice to class members and an opportunity to opt out, objections by any class members to the terms of the settlement, and final approval by the Court. There can be no assurance that all of these conditions will be satisfied. The proposed settlement on our behalf will be funded exclusively by a portion of the proceeds of the Company’s directors’ and officers’ insurance policy and will result in the dismissal of this lawsuit and release by the plaintiff stockholder class of the IPO Defendants.

In July 2000, the Lemelson Medical, Educational & Research Foundation Limited Partnership (“Lemelson”) filed suit in the Federal District Court in the District of Arizona against us and approximately ninety other defendants. The suit alleges that all the defendants are violating more than a dozen patents owned by the third party, which allegedly cover the fields of “machine vision” used extensively in pick-and-place manufacturing of circuit boards and bar code scanning. We purchased this equipment from vendors, whom we believe may have an obligation to indemnify us in the event that the equipment infringes any third-party patents. The complaint seeks damages in an unspecified amount for the purported patent infringements. The complaint does not specify which defendants or activities allegedly violated which particular patents. We have responded with a Motion for More Definite Statement designed to identify the allegedly infringing activities as well as the particular patents and claims allegedly being infringed by it. After our filing of our Motion for More Definite Statement, the entire case was stayed on March 29, 2001, in order to allow an earlier-filed case with common factual and legal issues, referred to as the “Symbol/Cognex” litigation, to proceed. On January 23, 2004, the U.S. District Court for the District of Nevada found, in the Symbol/Cognex case, that the Lemelson patent claims at issue in the case involving the Company are invalid, unenforceable, and not infringed. The Symbol/Cognex court entered an amended judgment on May 27, 2004, finding the Lemelson patent claims at issue invalid, unenforceable, and not infringed, after denying Lemelson’s material post-trial motions. Lemelson has appealed the Amended Judgment in the Symbol/Cognex case, although briefing to the appellate court is not yet complete. We cannot be sure that we will prevail in this action and any adverse outcome could require us, among other things, to pay royalties to the third party patent owner. Given the lack of specificity in the complaint, it is not currently possible to calculate the potential for, or extent of, any liability resulting from this claim. We also cannot be sure that we will not receive other claims alleging infringement in the future. We have engaged the law firm of Fee and Jeffries, P. A. as our legal counsel in this litigation.

In January 2004, we filed suit against Visual Networks, Inc., a competitor in the field of service level agreement (SLA) and network performance monitoring solutions, alleging that Visual’s products and services infringed eleven of our patents. The suit was filed in the United States District Court for the Middle District of Florida (the “Florida Suit”). In February 2004, Visual Networks Operations, Inc., a wholly-owned subsidiary of Visual, filed suit in the United States District Court for the District of Maryland (the “Maryland Suit”) against Paradyne Corporation, a wholly-owned subsidiary of Paradyne Networks, Inc., alleging infringement by us of three of Visual’s patents. In April, the Florida Suit was dismissed on a procedural ground, and we have asserted the infringement of eleven Paradyne patents by Visual in the Maryland Suit. The case is in discovery, so we cannot be sure that we will prevail in this action as to the contentions against Visual or as to the defenses against Visual’s claims of infringement by us. We have received opinions of counsel from a patent law firm that (i) we do not infringe any of the Visual patents-in-suit and (ii) that certain of the Visual patent claims are invalid and unenforceable in any event. We made these formal opinions of counsel available to Visual on August 20, 2004. Any adverse outcome could require us, among other things, to pay damages in the form of royalties or lost profits to Visual relating to past sales by Paradyne of certain iMarc and OpenLane products, and to make changes to eliminate the features in the products that are alleged to be infringing. In any event, the size of any such damages award could vary significantly depending upon the length of any period of past infringement, the amount of sales and profits realized during any period of past infringement, and the methodology used by the Court or the jury to calculate damages. Visual’s complaint seeks unspecified damages presently, and Visual has not taken any position in the litigation regarding how it calculates the damages claim it has asserted. Our position in the Maryland Suit is that we were not on notice of any claim of infringement until February 27, 2004, and that any damages award would be a fraction of the iMarc and OpenLane sales since that time. Currently the amount of gross sales attributable to iMarc and OpenLane since January 1, 2004 does not exceed $10 million. We have engaged the law firm of Hill, Kertscher & Wharton, LLP as our legal counsel in this litigation.

Other than the legal proceedings described above, in the normal course of business, we are subject to proceedings, lawsuits and other claims. While these other legal matters could affect the operating results of any one quarter when resolved in future periods, it is our opinion that after final disposition, any monetary liability or financial impact to us, beyond that provided in the consolidated balance sheet at September 30, 2004, would not be material to the annual consolidated financial statements or the financial condition of the Company.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In connection with the Net to Net acquisition (described more completely in Note 8—Acquisition to the Notes to Condensed Unaudited Financial Statements), we issued the following unregistered securities:

Persons to Whom Securities Sold	Date of Sale	Title of Security	Amount of Securities Sold	Principal Underwriters	Consideration	Exemption from Registration	Terms of Conversion
Net to Net Technologies, Inc.	8/3/04	Common Stock	252,282 shares	None	Substantially all of the assets of purchaser	Section 4(2) of the Securities Act of 1933, as amended—Non-public offerings	N/A

Net to Net Technologies, Inc.	8/3/04	Warrant to Purchase Common Stock	1,008,065 shares*	None	Substantially all of the assets of purchaser	Section 4(2) of the Securities Act of 1933, as amended—Non-public offerings	*Right to purchase shares at $5.95 per share expires on 12/31/05

Mack Technologies, Inc.	8/3/04	Common Stock	352,557 shares	None	Satisfaction of payable	Section 4(2) of the Securities Act of 1933, as amended—Non-public offerings

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Item	Description
2.1	Asset Purchase Agreement dated as of July 24, 2004 by and among the Company, Net to Net Technologies, Inc., Net to Net Technologies Ltd, Net to Net Technologies GmbH and for the limited purposes stated therein, certain stockholders of Net to Net Technologies, Inc., as amended on August 3, 2004 — incorporated herein by reference to Exhibit 2.1 of the Company’s Form 8-K Current Report filed on August 16, 2004.

10.1	Form of Director Indemnification Agreement by and between the Company and each of Sean E. Belanger, Scott Chandler, Thomas E. Epley, Keith B. Geeslin, William R. Stensrud and David Walker dated as of October 12, 2004 — incorporated herein by reference to Exhibit 10.1 of the Company’s Form 8-K Current Report filed on October 15, 2004.

10.2	Indemnification Agreement by and between the Company and Patrick M. Murphy dated as of October 12, 2004 — incorporated herein by reference to Exhibit 10.2 of the Company’s Form 8-K Current Report filed on October 15, 2004.

10.3	Registration Rights Agreement dated as of August 3, 2004 by and among the Company, Net to Net Technologies, Inc. and Mack Technologies, Inc. — incorporated herein by reference to Exhibit 10.1 of the Company’s Form 8-K Current Report filed on August 16, 2004.

10.4	Warrant dated as of August 3, 2004 between the Company and Net to Net Technologies, Inc. — incorporated herein by reference to Exhibit 10.2 of the Company’s Form 8-K Current Report filed on August 16, 2004.

31.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	*Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	*Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	In accordance with Release No. 34-47551, this exhibit is hereby furnished to the SEC as an accompanying document and is not to be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PARADYNE NETWORKS, INC.

Date: November 9, 2004	By:	/s/ Sean E. Belanger
Sean E. Belanger
Chairman, President and Chief
Executive Officer

Date: November 9, 2004	By:	/s/ Patrick M. Murphy
Patrick M. Murphy
Senior Vice President,
Chief Financial Officer,
Secretary and Treasurer
(Principal Financial and Accounting
Officer)