Form 10-K
period 2004-12-31
PARADYNE NETWORKS INC
filed 2005-03-16
CIK 76174

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTIONS 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM              TO

COMMISSION FILE NUMBER: 000-26485

PARADYNE NETWORKS, INC.

(Exact name of registrant as specified in its charter)

Delaware	75-2658219
(State or other jurisdiction of incorporation)	(I.R.S. employer identification no.)

8545 126th Avenue North

Largo, Florida 33773 (Zip Code)

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

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $236,943,069 at June 30, 2004, based on the closing sale price of $5.50 per share for the common stock on such date on the Nasdaq National Market.

The number of shares of the registrant’s common stock outstanding at March 7, 2005 was 46,615,140.

Documents Incorporated by Reference

Portions of the registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 11, 2005 (the “Proxy Statement”) are incorporated by reference into this Form 10-K. Except for those portions of the Proxy Statement specifically incorporated by reference pursuant to Items 10 through 14 of Part III hereof, no other portions of the Proxy Statement shall be deemed so incorporated.

PARADYNE NETWORKS, INC.

Annual Report on Form 10-K

For the Fiscal Year Ended December 31, 2004

“SAFE HARBOR” STATEMENT UNDER THE PRIVATE

SECURITIES LITIGATION REFORM ACT OF 1995

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

PART I

ITEM 1. Business

Overview

We are a leading developer, manufacturer and distributor of broadband network access products for network service providers, commonly referred to as NSPs, and business customers. We operate in a single business segment. We offer solutions for NSPs that utilize existing telephone lines and enable them to offer high speed, cost-effective voice, data and video solutions. NSPs use our broadband products to enable high-speed connections from the central office to the customer premise. Moreover, our broadband products enable NSPs to more efficiently provide network access services by allowing a high level of management, monitoring and control over network access equipment and circuits. Business customers use our broadband products for high-speed connection of voice and data communications to connect their employees to corporate wide area networks and to the Internet using both public and private services provided by NSPs. Our products are designed for easy installation by NSPs and end users, significantly reducing the need for installation by an onsite service technician, thereby reducing costs for network access. We believe that demand for high-speed, broadband transmission will continue to increase as more business and residential users find narrowband access technologies inadequate to meet their high-bandwidth requirements. We strive to meet that demand in the broadband access market by focusing our products on next generation digital subscriber line, or DSL, T1/E1, business Ethernet, service level management, and other broadband access products.

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

We have a long history of technological innovation. As of the end of 2004, we hold more than 205 U. S. patents, more than 90 of which are DSL specific. Paradyne estimates that it sells into more than 400 independent operator companies, or IOCs, which are independent telephone companies. In addition, we estimate that we shipped to 28 of the top 50 IOCs in 2004. (There are approximately 1,300 IOCs in North America, of which the top 50 constitute more than 80% of the total access lines). With our reputation and history as a supplier of access solutions to a large customer base, we believe that we are well positioned to provide data, voice and video broadband access solutions to NSPs and business customers as they expand and upgrade their networks.

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

Industry Background and Trends

Over the past several years, data traffic generated by computer users accessing the Internet or business networks has increased significantly. Industry analysts believe that the volume of this data traffic, referred to as “wide area network traffic,” will continue to expand rapidly due to four key trends:

•	the dramatic growth in the use of high bandwidth applications over the Internet; such as video, music, and gaming;

•	the proliferation of distributed computing applications, such as email, electronic transaction processing, enterprise resource planning and inter-enterprise information transfer based on Web-technologies;

•	increased competition among cable providers, wireline providers, and wireless companies;

•	the continued deployment of high capacity fiber optic networks and the emergence of high-volume bandwidth network access technologies that increase the ability to transfer large volumes of information.

In order to accommodate increasingly high volumes of data, NSPs have invested significant resources to upgrade central office switching centers and the interconnecting infrastructure, known as the “network backbone”. While capacity constraints in the network backbone continue to be addressed through the use of high-speed digital and fiber-optic equipment, the network that connects end users to NSP central offices, typically known as the “last mile”, remains a bottleneck that limits high-speed data transmission. The last mile was originally constructed with copper twisted-pair wiring designed to support analog voice traffic. There is an estimated installed base of over 180 million copper lines in the United States, and over 900 million worldwide. End users have been frustrated by these limitations and the ability of NSPs to cost effectively deliver high-speed services, such as telecommuting, branch office internetworking and Internet access, over the last mile. Standard, narrowband dial-up connections, which are typically limited to data transmission rates of 28.8 kilobits per second, or Kbps, to 56.0 Kbps do not adequately support these applications.

Global regulatory changes have increased the number of competitors in the access portion of the network and are accelerating the need for NSPs to upgrade their networks and increase their service offerings. Internationally, a number of developed and developing nations have privatized their state-owned telecommunications monopolies and opened their markets to new NSPs. New competitors in these markets include cable TV operators, Internet service providers, satellite operators, fixed wireless operators, and electric utilities. For example, cable TV operators already provide voice and data services to customers by leveraging the high bandwidth capabilities of their coaxial cable based infrastructure. This increase in competition for the access portion of the network is also helping to facilitate the transition from narrowband to broadband access over the last mile. These new competitors are delivering broadband network access to end-user customers for voice, video and data services, which applies significant pressure to the incumbent local exchange carriers, or ILECs, to enhance their network infrastructure and deliver similar broadband services.

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

NSPs have deployed various narrowband and broadband technologies across customers’ wide area networks in order to provide cost-effective access solutions for their customers. Demand for high-speed access services has increased and more protocols have emerged to facilitate the connections of business customers to NSPs’ network backbones. Protocols are computer languages that allow two or more communications devices, such as modems, to communicate with one another. These protocols include Internet Protocol, commonly referred to as IP, Frame Relay, asynchronous transfer mode, commonly referred to as ATM, integrated services digital network, commonly referred to as ISDN, and others. When networks must support multiple protocols, network management is more difficult because many protocols are being used simultaneously and the network management devices must decipher each protocol. The proliferation of protocols makes the provision and management of high-speed access technologies and services increasingly difficult. As a result, NSPs are required to operate and maintain hybrid networks comprised of recently adopted new technologies and existing installed equipment.

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

As demand for high-speed transmission continues to increase, we believe that the telecommunications industry will continue to develop and deploy new broadband access technologies, which will become increasingly cost competitive with traditional technologies. As a result of changes in the telecommunications industry, NSPs are requiring flexible solutions that can be scaled to meet growing demand for voice, video and data services, and also permit easy, cost-effective enhancements in the future. With the increasing number of access protocols and equipment options, customers are placing a higher level of importance on the ability of equipment providers to deliver integrated system solutions. Further, early versions of DSL technologies are also falling behind newer technologies which are able to provide substantial increases in bandwidth. For example, by the fourth quarter of 2004, substantially all of Paradyne’s asymmetric digital subscriber line, or ADSL, shipments had migrated to ADSL2+, which can triple the maximum bandwidth to end users from eight megabits per second to more than 24 megabits per second, subject to line quality issues. ADSL is the most widely deployed type of DSL technology. The market is beginning to enter a “speed war” in which higher speed connections become critical to enable video or simply to compete against offerings of competitors.

According to research data compiled by Infonetics, DSL aggregation equipment suppliers, including us, shipped more than 50 million DSL ports worldwide in 2004, for a total market size of more than $5 billion in the central office alone, not including Customer Premise Equipment, or CPE. Assuming an average selling price of CPE of $50 per unit, CPE accounted for an additional $2.5 billion dollars in sales.

As demand for high-speed transmission continues to increase, we believe that the telecommunications industry will require solutions which maximize the value of these “big pipes”, or high-speed access technologies. We also believe that as prices of silicon chipsets and DSL equipment in general on a per port basis have declined significantly over the past few years, NSPs have increasingly looked to vendors to help them lower their operational expenditures.

Another important trend is the move toward facilitating “Triple Play” services in a single access platform for IP voice, IP video, and high speed data. This requirement is driven by heavy competition in the last mile, primarily from cable operators and in some cases competitive alternative carriers. Telephone companies are increasingly requiring a new generation of broadband access equipment to offer these services to compete with cable operators. To address this market need, a new class of Broadband Access Concentrator is emerging called the Broadband Loop Carrier, or BLC. A Broadband Access Concentrator is a generic term used to describe a device which is installed in the access portion of the NSP’s network (usually central office or remote terminal) which aggregates broadband traffic. A BLC is a type of Broadband Access Concentrator which typically includes support for voice, data, and video. According to Infonetics Research, the BLC market will grow to $2.0 billion by 2006. The BLC segment represents the fastest growing segment of the DSL aggregation equipment market.

We are also seeing significant growth in Ethernet technology throughout carrier networks. Ethernet is the most popular technology for connecting computers on a local area network, and its use in NSP networks is growing rapidly because it offers the benefit of low cost, ease of management and high bandwidth capabilities. Increasingly, carriers are asking for DSL access equipment which includes Ethernet fiber transport, as well as solutions which can carry very high speed Ethernet traffic over local copper lines for business customers. The arrival of low cost, high capacity Ethernet networks is creating a market need to deliver this traffic over last mile infrastructure, both copper and fiber.

Finally, there is a migration underway in the access market, from ATM to IP. IP technology runs on Ethernet. New DSL access multiplexers, or DSLAMs, machines that aggregate DSL traffic and send it from the customer’s premise to the NSP’s network, are transitioning from ATM-based technology to IP-based technology. Many believe IP-based DSLAMs are better suited for applications such as video and utilize Ethernet technology to connect to the carrier network. This migration continued in 2004, and it is estimated by Infonetics that by 2007, IP-based DSLAMs will surpass ATM-based DSLAMs in revenues.

Business Objective and Strategy

Our objective is to maintain and build upon our position as one of the leaders in the broadband access market by focusing on several solutions: next generation DSL, conventional copper broadband, voice over broadband and Service Level Management. Key elements of our strategy include:

Continue To Develop Innovative Broadband Technology and System Solutions

In February 2003, we offered a new customer premise product that uses ADSL/R technology, which allows the product to operate with standard ADSL technology or, alternatively, with ReachDSL technology. Reach DSL technology is a DSL technology which enables symmetric broadband services to transmit over copper loops for long distances or over poorer quality lines. Reach DSL provides higher reliability than ADSL technology when the loops are long or impaired. This product represents a large potential benefit to carriers who wish to deploy both standards ADSL for some customers and Paradyne’s unique ReachDSL in the more challenging environments. This product allows the carrier to only have to stock and support a single customer premise product to cover both technologies. In 2004, we introduced an enhanced version of ADSL/R supporting the latest ADSL standards, ADSL2 and ADSL2+, allowing the NSP to gain the same operational efficiencies and ability to deploy and support video and voice over IP services.

Our service level management, or SLM, technology innovations have been implemented in our iMarc and OpenLane products. We continue to enhance these products with innovations that enable our NSP customers to offer more cost-effective SLM services more broadly. We continue to enhance our DSL solutions with products designed for the in-building DSL market and more cost-effective DSLAM solutions for deployment of ADSL, SHDSL, and our ReachDSL technology. SHDSL is a symmetric type of DSL technology used mostly for business rather than residential connectivity. In order to increase customer premise equipment choices for our customers, we will continue to interoperate with products that allow customers to perform additional, high-value functions over their DSL network. These products allow voice, video and data to share the DSL network, streaming audio and video over a DSL network, or special protocols to be transmitted over a DSL network. In order to create additional features for our DSLAMs, we continue to develop new versions of both hardware and software to support new requirements from our customers. Further, we have integrated our iMarc SLM technology into additional platforms, including those that support DSL, IP and ATM. These new SLM DSL products enable service providers to offer higher profit business networking to branch offices and expand their services beyond the commodity Internet access markets. As our customers continue to expand their DSL networks into the application space of conventional broadband networks, we believe our technological leadership and products will provide Paradyne with a competitive advantage.

Our goal is to become a market leader in the emerging BLC market and to provide compelling business class solutions for the Ethernet in the First Mile market. The Ethernet in the First Mile market is comprised of NSPs offering Ethernet services directly to mostly business customers, including services allowing companies to interconnect multiple sites together on one high speed connection. Paradyne’s acquisition of Net-to-Net Technologies, Inc. provided us with a family of products which address the Ethernet in the First Mile market. Paradyne plans to capitalize on the shift from ATM to IP, from legacy DLC to BLC, and to Ethernet in the First Mile by offering superior, innovative solutions which allow us to gain market share in the faster growing segments of the market.

We believe that we have the technical expertise and sales channels to succeed in these objectives.

Enter the emerging BLC market segment

We have a broad set of access platforms which scale from very small installations to high density chassis-based platforms. We are in the process of upgrading our higher volume access platforms to support voice over IP and video applications. Through the acquisition of the assets of Jetstream and its engineering team in 2002, we gained critical engineering expertise in packet voice and this technology is now being leveraged into our access platforms to create a family of BLC solutions.

Based on internal estimates we have a leading market position in the DSLAM business in the North American IOC market. We are attempting to sell our new BLCs into this market.

Leverage Acquisition for IP Triple Play and Business Ethernet Applications

We closed on the acquisition of Net-to-Net Technologies, Inc., a privately held equipment vendor of DSL and bonded T1/E1 access solutions, in August 2004. Bonded T1/E1 access solutions enable NSPs to combine existing T1/E1 facilities into a single service offering of higher bandwidth.

This acquisition brought the following benefits to us:

•	A new customer base which is complementary to ours

•	A new DSLAM solution which is high capacity based on a pure Ethernet design for video

•	A highly scalable IP DSLAM that can also serve as an IP aggregation device

•	A DSLAM that can be upgraded to support VoIP (Voice over Internet Protocol) functionality

•	A family of Ethernet over copper-based network extender products for the Ethernet in the First Mile market

•	An engineering team based in Portsmouth, NH with a high level of expertise in Ethernet/IP technologies

The acquisition of Net-to-Net has accelerated our entry into the IP video market as well as the Ethernet in the First Mile market.

Continue To Capitalize On ReachDSL Differentiation

As of the end of the fourth quarter of 2004, we remained the unique supplier of ReachDSL technology in our access products. ReachDSL enables broadband connections over very long copper loops as well as impaired copper loops. ReachDSL sales in 2004 made a material contribution to the Company, and enabled us to provide complete access solutions for NSPs by solving the “Universal Coverage” problem, in which carriers are often unable to deliver DSL connectivity to their entire customer base due to loop problems.

In 2004, we launched a broad family of ADSL/R modems which integrated both ADSL2+ and Reach technology into a single modem.

Help our Customer Base Migrate to Triple Play applications

As referenced above, we estimated that we provide DSL equipment to more than 400 independent telephone companies. Many of these companies plan to migrate from traditional analog TDM voice based on older circuit switching technology to VoIP over the next few years, as well as to add IP video to their product offerings to better compete with cable companies.

This will require a network upgrade, and we plan to support these companies with our family of new BLC solutions and IP-based DSLAM solutions and customer premise equipment.

Prudently invest in selective acquisitions

We intend to leverage our strengths which include a recognized brand, developed sales channels, and a high quality, responsive manufacturing facility by continuing to search for acquisitions which either help increase our manufacturing capacity utilization and/or provide us with strategic growth potential.

Continue International Growth

Our international revenues expanded from approximately 33% of total revenues in 2003 to 40% in 2004, reflecting strong growth in the EMEA (Europe, Middle East & Africa) and CALA (Caribbean and Latin America) regions.

We plan to continue promoting growth in international markets and focusing on where it has been successful thus far, namely in large alternate carriers and public telephone and telegraph companies, or PTTs which are the incumbent telephone companies in developing countries

According to Infonetics Research, approximately 75% of the worldwide DSL aggregation equipment market in 2005 will be outside the U.S. We have successfully established market leadership positions in regions such as the Nordic, Middle East, Caribbean, and Russian Federation geographies, and see these areas as having growth potential in the future.

Grow Business Ethernet Solutions

We have a set of products called iMarc, which offer service level management solutions to NSPs for business customers. These solutions enable carriers to remotely monitor, diagnose, and isolate the source of network performance issues. As a result, NSPs are able to provide service level agreements, higher uptime services, and lower costs of operations.

Through our acquisition of Net-to-Net in 2004, we acquired a family of products that enable Ethernet services over copper lines. This includes both SHDSL and T1/E1 applications. This technology is incorporated in the DSLAM product as well as smaller products installed at the customer site to deliver high speed Ethernet services over copper lines. These Ethernet over copper solutions have bonding capabilities that enable multiple copper lines to be combined to create higher speed in one integrated service.

The combination of our network extender products and service level management iMarc solutions provides us with a growth opportunity in business Ethernet services going forward, and we will target large carriers with these solutions and future derivations thereof.

Products and Technologies

We develop, manufacture and distribute an extensive line of broadband network access products and technologies. Sales of broadband products represented approximately 82% in 2002, 89% in 2003, and 91% of total equipment sales in 2004. In addition, we provide systems that allow business customers and NSPs to have a high level of management, monitoring and control over their network access equipment and circuits. Although advanced network management systems are an important aspect of our products and technology, they have not been a material aspect of our sales revenue generation. The table below includes a summary of our principal products. A further description of these products follows the table.

Broadband Solutions

Product	Description	Application
MSDSL	Consists of: A line card that fits inside the DSLAM and supports SDSL technology. An endpoint that connects the end user equipment to the telephone line.	The card in the DSLAM and the endpoint create a high speed channelized connection operating at transmission rates up to 2 megabits per second over a two wire telephone line. Allows channelized voice to be transmitted at the same time data is being transmitted.

G.SHDSL

Consists of:

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

Reach DSL	Consists of: A line card that fits inside the DSLAM and supports ReachDSL technology. An endpoint that connects the end user equipment to the telephone line.	The card in the DSLAM and the endpoint create a high speed packet connection operating at transmission rates up to 2.2 megabits per second over a two wire telephone line. Allows voice to be transmitted at the same time data is being transmitted.

8000 Series BLC	A DSL access multiplexer chassis that houses different line cards supporting a variety of IP, ATM, and TDM services over DSL and T1/E1 technologies.	Typically resides inside an NSP’s central office and terminates many DSL, T1/E1, or voice lines and aggregates them into a high-speed connection to a network backbone. The 8000 series broadband loop carrier supports IP Voice, IP Video, and high speed data. The 8000 can be located in remote terminal environments as well.

Product	Description	Application
12000 Series BLC	A DSL access multiplexer chassis that houses different line cards supporting a variety of DSL technologies. It is an IP platform which is optimized for IP video deployments.	Typically resides inside an NSP’s central office and terminates many DSL or voice lines and aggregates them into a high-speed connection to a network backbone. It supports IP Voice, IP Video, and high speed data applications.

4200 Series DSLAM	A DSL access multiplexer designed to support a single DSL technology (ADSL2+, SHDSL, or ReachDSL) over a standard telephone wire. This DSLAM is packaged in a small housing that is only one rack-unit in height (referred to as a “1-U” DSLAM), making it very conservative in terms of the rack space required to house the unit.	Typically resides inside an NSP’s central office or remote terminal cabinet and terminates up to 24 ADSL2+, SHDSL or ReachDSL lines and aggregates them into a high-speed connection to an ATM or IP network backbone. Ideal for applications where there is very limited physical space to house the DSLAM. Fits nicely into a growth as you go strategy given the 4200 DSLAMs’ ability to support chassis stacking.

AuD 8000 and SuD 2000 Series Micro DSLAM	From the Net-to-Net acquisition. These are DSL access multiplexers which support both ADSL and SHDSL interfaces with Ethernet connections. They can be provided in a form factor that is half the width of the 4200 Series DSLAM.	Same application as the 4200 Series DSLAM, but with the additional benefit of offering bonded DSL technology for higher speeds. The SuD Micro DSLAM can bond copper loops up to 24Mbps.

BitStorm 2400 IP DSLAM	A DSL access multiplexer that is one rack unit in height, designed specifically to support EtherLoop next generation IP DSL technology enabling bi-directional IP bandwidth up to 10 Mbps per line, all compatible with baseband voice on a single pair. Etherloop technology is a proprietary Paradyne technology enabling high speed data services over existing copper wire. Baseband support means that traditional phone services can be provided over the same copper line without interfering with the high speed data service.	Typically resides inside an NSP’s central office or in a building wiring closet and terminates up to 24 EtherLoop lines and aggregates them into a high-speed IP connection to a network backbone.

BitStorm 2600 IP DSLAM	A DSL access multiplexer that is one rack unit in height, designed to support standard ADSL services to a standard ADSL endpoint product at the customer premise, simultaneous with baseband voice on a single pair.	Typically resides inside an NSP’s central office or in a building wiring closet and terminates up to 24 ADSL2+ lines and aggregates them into a high-speed IP connection to a network backbone. The BitStorm 2600 IP is also optimized to support video applications.

BitStorm 4800 IP DSLAM	A low-cost DSL access multiplexer that is one rack unit in height, designed to support standard ADSL services to a standard ADSL endpoint product at the customer premise, simultaneous with baseband voice on a single pair.	Typically resides inside an NSP’s central office or in a building wiring closet and terminates up to 48 ADSL2+ lines and aggregates them into a high-speed IP connection to a network backbone. The BitStorm 4800 IP is an excellent DSLAM for hospitality applications.

Product	Description	Application
ADSL/R CPE	An endpoint device that connects the end user equipment to the telephone line using either ADSL2+ or ReachDSL technology.	The ADSL/R endpoint creates a high speed packet connection operating at transmission rates up to 24 megabits per second over a two wire telephone line running ADSL2+ or up to 2.2 megabits per second over a two wire telephone line running ReachDSL technology. Also allows voice to be transmitted at the same time data is being transmitted.

ADSL2+ CPE	An endpoint device that connects the end user equipment to the telephone line using ADSL2+ technology.	The ADSL2+ endpoint creates a high speed packet connection operating at transmission rates up to 24 megabits per second over a two wire telephone line. Also allows voice to be transmitted at the same time data is being transmitted.

Network Extender CPE (SNE, TNE, ENE, DNE)	From the Net-to-Net Acquisition. These provide Ethernet services over SHDSL, ADSL, T1/E1, E3, or DS3 lines.	Local area network Extension applications for business Ethernet, wireless data transport, or high speed bonded solutions in conjunction with Paradyne’s central office-based DSLAM/BLCs.

StormPort CPE	From the Elastic Networks acquisition. IP DSL modems enabling baseband voice and bi-directional IP bandwidth up to 10 Mbps.	Typically resides at a customer premise location where the DSL service is terminated by a customer Ethernet port.

iMarc SLM (Service Level Management)	Consists of: • A stand-alone endpoint that connects remote offices to a frame relay network. Also available as a line card. • SLM software for monitoring and managing a Frame Relay network.	Many locations are connected to a Frame Relay network and the SLM software is used to make sure each location is operating efficiently per the configuration of the Frame Relay service.

iMarc G.SHDSL

Consists of:

•      A stand-alone endpoint that connects remote offices to an ATM based Frame Relay network and supports standard G.SHDSL technology that operates at the highest possible speed based on the quality of the telephone line.

•      SLM software for monitoring and managing a Frame Relay network.

The SLM software is used to make sure each location connected to the Frame Relay network is operating efficiently per the configuration of the Frame Relay service. iMarc G.SHDSL provides an alternative to T1 access.

iMarc Network to Network	A stand-alone endpoint that connects two Frame Relay networks together.	Allows two different Frame Relay networks to be connected together and support the SLM software applications.

iMarc/ATM	A stand-alone endpoint that connects large locations to a Frame Relay network through a 45 megabits per second connection to an ATM network.	Allows one high-speed connection to a Frame Relay network that is more efficient than many lower speed connections.

Jetstream CPX-1000	A standards-based voice gateway chassis that provides all the signaling and interfaces required for broadband access equipment to interface with a standard class-5 telephone switch.	Enables broadband voice services by allowing the interconnection of ATM data streams to a standard class-5 telephone switch, converting the ATM broadband connection to a standard T1 or E1 telephone switch connection.

Product	Description	Application
JetFusion IADs	DSL or T1/E1wide area network interface customer premises equipment which have not only an Ethernet local area network (LAN) port but also have voice or DSX ports for voice, for voice over internet protocol, or voice over ATM.	Primary applications are bundled high speed data and voice over a single copper pair or T1/E1 line. The voice and data can function simultaneously.

Acculink Broadband Digital Access	Stand-alone T1/E1 endpoints that transmit data and voice over high-speed circuits. Also available as a line card.	Allows voice and data traffic to share a single, high-speed circuit to a variety of backbone networks.
Narrowband Solutions
Product	Description	Application
Comsphere Subrate Digital Access	Stand-alone and line card products that support data transmission over digital network facilities.	Allows data services to be connected over digital leased lines at narrowband speeds.

Comsphere Modems	Stand-alone and line card products that support data transmission over analog network facilities.	Dial-up and leased line modems that allow narrowband connectivity over analog lines
Network Management Solutions
Product	Description	Application
OpenLane Network Management System	Software for managing networks built with Paradyne products.	Used as a stand-alone system or part of a larger system to manage all the Paradyne products deployed in a network.

GrandView Network Management System	Software for managing networks built with Paradyne GranDSLAM or Bitstorm products.	Used as a stand-alone system or part of a larger system to manage all the Paradyne GranDSLAM or Bitstorm products deployed in a network.

Broadband Solutions

Broadband DSL

Our broadband access solutions support a range of broadband multimedia access services, such as business and residential Internet access, remote local area networks access and virtual private network access at symmetric rates (similar transmission rate for sending and receiving data over the same line) of up to 50 Mbps and asymmetric rates (varying transmission rates for sending and receiving data over the same line) of up to 48 Mbps. It also supports Frame Relay, ATM, IP and TDM channelized access to the wide area networks. With channelized access, customers can send and receive voice or data traffic on different channels. For example, channels 1-12 could be used to send data while channels 13-24 could be used to send voice. In addition to supporting high density configurations for central office applications, the efficient packaging for lower density market entry applications allows products to be deployed in a variety of private copper networks, including multi-dwelling-units for both business and residential access services, universities, hotels, and government campus private networks.

Our primary customers for our DSL products are RLECs (Regional Local Exchange carriers), CLECs, international incumbent carriers, and other NSPs. Our DSL customer base is expanding in international markets due to deregulation and the rapidly growing interest in developing countries for broadband DSL. Our products are easily installed, scaleable and operate over long loops, which enhance an NSP’s ability to deploy them quickly and service new customers. Additionally, these qualities allow our NSP customers to supply symmetric services to their business customers and asymmetric services to their consumer customers. The system can be configured, monitored and controlled through our GrandView network management system which provides complete end-to-end management and reporting coverage of the entire broadband DSL access solution.

Our network-based DSL products consist of two major product categories, broadband loop carriers (BLCs) and DSLAMs.

A DSLAM is a DSL access multiplexer installed in NSPs’ central offices and private copper networks that provides termination and aggregation of multiple DSL lines and associated services protocol translation. Our 1U central office-based solutions, which are one unit stacked (approximately 1.7 inches) high form factors, are also DSLAMs.

A BLC has the capabilities of a DSLAM but also supports additional voice applications. Paradyne is upgrading its 8000 and 12000 DSLAM product lines to become BLCs.

Key features of our DSLAMs and BLCs include:

•	support voice and video applications.

•	support of ADSL, G.SHDSL, SDSL, MSDSL, T1/E1, POTS, and ReachDSL technologies

•	the ability to support line cards that support up to 48 ports per card

•	multiple configurations, which include our highly-compact, stackable units which range from 12-48 ports in capacity, and higher density chassis-based solutions supporting up to 864 ports of DSL

•	a broad set of available interfaces to consolidate traffic onto a backbone network. These interfaces operate from between 1.544 Mbps up to 155 Mbps in asynchronous transfer mode (ATM) interfaces and up to gigabit speeds to support Ethernet interfaces. These interfaces include: 10base-T, 100base-T, 1000base-T Ethernet interfaces, T1 E1, NxT1, DS-3, E3, STM-1 and OC3 ATM interfaces

•	a simple network management protocol compliant distributed network management architecture that supports efficient network management required for large NSP network deployments

DSL customer premises equipment: DSL CPE terminates DSL access services at the customer premise for connectivity to local area networks, personal computers, routers and other voice and data equipment. CPE are DSL modems placed at the customer site to connect the customer site to the carrier network. CPE operates at a variety of transmission speeds and loop lengths to meet the needs of our customers. CPE and associated DSLAM line cards support multiple DSL technologies. In addition to developing our own DSL CPE, we partner with third parties for customer premise equipment and interoperability with other industry leaders to provide our customers with a broader range of endpoints and expand the total service opportunities supported by our system.

ReachDSL: We expect to continue to implement multiple DSL technologies in our products, and, consistent with market requirements, to implement additional DSL technologies as they become available and accepted in the market. Our ReachDSL CPE products are unique because they are “dual mode” CPE which incorporate both ADSL2+ and Reach technology into a single CPE. Where copper lines are longer or impaired such that ADSL2+ does not function properly, Reach mode can be used to guarantee a broadband connection. This capability is particularly valuable for rural applications, or in developing countries where the quality of copper plant is poor. ReachDSL enables simultaneous voice and data capability over copper loops up to 30,000 feet (compared with ADSL which typically operates up to 17,000 feet) and is unaffected by multiple terminations of copper loop, commonly known as bridged taps, which provides for ease of customer installation and eliminates need for rewiring at the customer premise.

ReachDSL is well suited for line sharing and spectrum unbundling applications as specified by the Federal Communications Commission on December 9, 1999. ReachDSL can be operated in line sharing configurations where the DSL service is delivered over the same local line that is delivering basic telephone service.

Bonded SHDSL: We launched our first bonded SHDSL products in 2004 and acquired additional solutions through the Net-to-Net acquisition. Bonding allows the customer to combine copper pairs to create a single higher speed connection. We now have bonded SHDSL solutions that can communicate with both the 12000 and 8000 BLC families, allowing us to offer NSPs solutions enabling symmetric business class Ethernet services over copper.

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

Key features of our iMarc system include:

•	extensive performance management with diagnostic and control capabilities that are used to identify and resolve problems quickly without disrupting the network;

•	standards based measurements that allow customers to measure data throughput both within and above their committed information rates;

•	Support both frame relay and IP networks

•	availability in a range of conventional network access speeds, from 64 Kbps up to T3;

•	additional availability in SDSL and G.SHDSL based configurations to enable Frame Relay services over DSL access networks;

•	non-disruptive management that can be accessed over the Frame Relay network or through an integrated dial modem;

•	ability to install and diagnose without the presence of a router or a costly technician visit to the customer site;

•	dial backup through integrated service digital network to protect against network failures;

•	network to network interface for SLM across multiple Frame Relay networks;

•	auto configuration of customer premises equipment for ease of installation; and

•	ability to scale from small single customer networks to large service provider networks.

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

Businesses, service providers, government entities and other organizations use these products to build low-cost, centrally managed networks for their digital applications. Many of these customers have also begun installing our Acculink, NextEdge and iMarc products for their broadband network access applications.

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

Sales, Marketing and Distribution

We sell our products worldwide through a combination of direct sales, strategic partner sales, NSP sales and traditional distributor or value-added reseller (VAR) sales. Our sales teams are supported with marketing programs, educational programs, field technical support and telephone technical support. Our Internet and intranet sites are used extensively to communicate with our sales teams, our customers and our resellers.

Our sales teams are organized to sell directly to NSPs and through channels, depending on the size, product needs, and geography of the NSP. Our NSP and channel partners purchase our products and then sell or include them in a service offering to their business or residential end-user customers. Our resellers add value by providing order processing, credit and significant sales and technical support. Our field sales teams are comprised of sales and systems engineering personnel that are experienced and knowledgeable about the products and technologies we provide and support.

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

Customers

The end-users of our equipment are primarily NSPs and businesses, which include IOC’s, CLECs, PTTs, Inter Exchange Carriers (“IXCs”), and Regional Bell Operating Companies (“RBOCs”).

NSPs purchase equipment for their network or for resale into their customers’ networks. Business customers include businesses around the world that purchase equipment for their company’s wide area network from our resellers or, for some international customers, directly from us. Set forth below is a representative list of 20 NSPs and business customers that purchased over $1,000,000 of our products in 2004:

Alaska Communications Systems	Graybar Electric Company
AT&T	Groupe Imeco
Avaya	Guest Tek Interactive Entertainment
Bahamas Telecommunications Company LTD	Integra Telecom
Bridgecom International	MCI
Cable & Wireless	North Pittsburgh Telephone Co
Cavalier Telephone LLC	Power & Telephone Supply
Catch Communication	Puerto Rico Telephone Co
Choice One Communications	Sprint
Equant
Goldfield Telephone

There were no customers in 2004 that comprised 10% or more of our total revenues.

Customer Support

We maintain a strong focus on customer service and support for our resellers and end-user customers. We accomplish this at our customers’ sites through systems engineers who work with customers in a pre-sales role, and through the support teams of our resellers. The Paradyne Technical Support Center provides telephone based pre-and post-sales support to resellers and customers on a seven-day, 24-hour basis and also provides proposal support to the sales organization. Our training organization provides technical training to end users, NSPs and channel partners. Training is included as a part of our channel programs or is provided on a fee basis. We provide maintenance support offerings that utilize a variety of service organizations based on geography and skills required. Warranties on most of our hardware products extend for 12 months. Software products carry a 90-day warranty. We provide factory repair or replacement of our products.

Competition

The telecommunications market is highly competitive. If we fail to compete effectively, our business will be adversely affected. We believe that competition may increase substantially as the introduction of new technologies, deployment of broadband networks and potential regulatory changes create new opportunities for established and emerging companies in the industry. This increase in competition may lead to price reductions of many of our products. We compete directly with other providers of broadband and narrowband access equipment, including Actelis, Adtran, AFC, Alcatel, Calix, ECI, Ericsson, Hatteras Networks, Huawei, Lucent, Nokia, Occam, UT Starcom, Visual Networks, ZTE and Zhone. We expect that competition for products that address the broadband access market will grow as more companies and an increasing number of new companies focus on this market to develop solutions for higher speed access to public networks. We expect that competition for products that address the narrowband market will not dramatically change over the course of the next few years.

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

We have developed core competencies in packet voice, broadband access systems internetworking, network management, and service level management. We will continue to rely on the use of industry and technology partnerships to further enhance the capability to quickly introduce new solutions into the broadband market, and we expect to continue to employ a strategy that uses a combination of internally developed solutions and external partnering.

We maintain research and development sites in Largo, FL, Raleigh, NC, and Portsmouth, NH. In order to maintain a rapid pace of product introduction, we will need to continue to attract and retain talented engineers and invest in state-of-the-art research and development tools and processes. We will continue to maintain core competencies in key areas, such as Java programming, embedded system software, digital signal processing, internetworking, data communication protocols, test automation, central office and remote solutions, and transmission technologies.

For a discussion of the amount we spend on research and development for the fiscal years ended December 31, 2002, 2003 and 2004, see “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operation - Results of Operation” of this Form 10-K.

Intellectual Property

Our success and ability to compete is dependent in part upon our proprietary technology. We rely on a combination of patent, copyright, trademark and trade secret laws and non-disclosure agreements to protect our proprietary technology. We have been issued over 340 patents, hold over 205 U. S. patents and have over 55 U. S. patent applications pending. There can be no assurance that patents will be issued with respect to pending or future patent applications or that our patents will be upheld as valid or will prevent the development of competitive products.

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

Manufacturing

Although we purchase some of the finished products that we sell from other manufacturers, most of them are manufactured in our manufacturing facility in Florida. All of our major operations are ISO-9001 registered. Many of our parts are procured from a variety of qualified suppliers per our specification. Some of our strategic suppliers are electronically linked, and given 26 weeks visibility of demand. We believe that this is critical in maintaining high delivery volumes and minimizing inventory. However, because of long lead times for many of our raw materials, we must hold sufficient quantities of all required parts to meet forecasted demand for our products. We use a combination of standard parts and components, which are generally available from more than one vendor and some parts that are obtained from a single source. We have generally been able to obtain adequate supplies in a timely manner from our current vendors or, when necessary, to meet production needs from alternative vendors. We believe that, in most cases, alternate vendors can be identified if current vendors are unable to fulfill our needs. However, if we are unable to obtain sufficient quantities of necessary supplies, or if there is a significant increase in the price of key components or materials, delays or reductions in manufacturing or product shipments could occur, which would have a material adverse effect on our business, financial condition and results of operations.

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

Employees

As of December 31, 2004, we employed approximately 375 full time employees. None of our employees are covered by collective bargaining agreements, and we have never experienced a work stoppage, strike or labor dispute. We believe that our relations with our employees are good.

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

Some of the trends of the current U.S. regulatory landscape are:

1.	Consolidation – RBOCs are acquiring inter-exchange carriers, which will mean greater industry buying power for the largest companies. However, it is also creating a competitive environment between RBOCs.

2.	Reduction or elimination of the Unbundled Network Element- Platform, ‘UNE-P”, service provider model. The ability of carriers to resell RBOC loops and switch ports at a profit sufficient to sustain operations will become tenuous in 2005. We believe that this will force consolidation in the NSP reseller market as well as force these service providers to offer facilities-based solutions, which could benefit equipment suppliers.

3.	Increased competition between Cable MSOs and Wireline carriers. We believe that this competition is likely to increase due to the business imperative of offering bundled services to consumers.

4.	Greater investment in outside plant solutions. Because RBOCs are not required to resell their networks if they place their access gear within 500 feet of the home, RBOCs are likely to deploy fiber to the curb

We believe that the competition from the cable industry is overall a positive trend for us because it creates a need for our wireline customers to upgrade their networks to support voice, video and data.

Internationally, greater competition is emerging from alternative carriers as incumbent telephone companies are forced to unbundle their networks. This has enabled us to increase our sales into markets such as Egypt, Sweden, and Norway by supplying equipment to competitive NSPs who can cost-effectively lease copper pairs from the incumbent telephone companies. We believe the regulatory environment internationally overall is moving in a direction which will facilitate greater competition and open up further opportunities for competitive carriers.

Geographic Areas

For a discussion of domestic and international revenues and long-lived assets for the fiscal years ended December 2002, 2003, and 2004, see “Note 2 - Summary of Significant Accounting Policies: Concentration of Credit Risk” in the Notes to Consolidated Financial Statements included as part of this Form 10-K.

Item 2. Properties

Our principal administrative, engineering and manufacturing facilities are located in a leased building totaling approximately 289,823 square feet in Largo, Florida. The lease for the Largo, Florida facility expires in 2012, and we have two five-year renewal options under this lease. We have a development facility in Raleigh, North Carolina where we lease office space totaling 4,995 square feet. Additionally, we have a development facility in Portsmouth, New Hampshire where we lease office space of 7,868 square feet. We also lease offices for subsidiaries and branch sales and administration in Canada, U.K., Germany, Egypt, Japan, Singapore, Brazil, Russia, Ukraine, India and the People’s Republic of China. Collectively, these offices occupy approximately 7,100 square feet. Leases for these facilities expire (or are cancelable) at various times during 2005 and 2006. We believe that the current facilities accommodate anticipated needs in these locations over the next 24 months. In addition, we have the right of first refusal on the construction of any building on some lands adjacent to our Largo, Florida facilities if more space is needed to expand our manufacturing operations.

Item 3. Legal Proceedings

A stockholder purported class action suit was filed in December 2001 in the federal court in the Southern District of New York against us, some of our executive officers and the former Chairman of our board, and the underwriters of our initial public offering (collectively, the “IPO Defendants”). That action (“New York Securities Action”) alleges that IPO Defendants, during the period from July 15, 1999 through December 6, 2000, violated federal securities laws by allocating shares of our initial public offering to favored customers in exchange for their promise to purchase shares in the secondary market at escalating prices. The New York Securities Action seeks damages in an unspecified amount for the purported class for the losses suffered during the class period as a result of an alleged inflated stock price. On June 5, 2003, the IPO Defendants agreed to participate in a global settlement of this case (along with the settlement of hundreds of other similar IPO allocation cases pending in the Southern District of New York). The settlement is subject to certification of a settlement class, notice to class members and an opportunity to opt out, objections by any class members to the terms of the settlement, and final approval by the Court. There can be no assurance that all of these conditions will be satisfied. The amount of settlement is unknown at this date. Our insurance carrier has agreed to pay all settlement costs in accordance with our insurance coverage with them. As of December 31, 2004, the amount of the settlement to be paid is unknown since several defendants must settle before the amount can be determined. Since no settlement amount can be reasonably estimated, no accounting has been made for this matter. The proposed settlement on our behalf will be funded exclusively by a portion of the proceeds of the our directors’ and officers’ insurance policy and will result in the dismissal of this lawsuit and release by the plaintiff stockholder class of the IPO Defendants.

In July 2000, the Lemelson Medical, Educational & Research Foundation Limited Partnership (“Lemelson”) filed suit in the Federal District Court in the District of Arizona against us and approximately ninety other defendants. The suit alleges that all the defendants are violating more than a dozen patents owned by the third party, which allegedly cover the fields of “machine vision” used extensively in pick-and-place manufacturing of circuit boards and bar code scanning. We purchased this equipment from vendors, whom we believe may have an obligation to indemnify us in the event that the equipment infringes any third-party patents. The complaint seeks damages in an unspecified amount for the purported patent infringements. The complaint does not specify which defendants or activities allegedly violated which particular patents. We have responded with a Motion for More Definite Statement designed to identify the allegedly infringing activities as well as the particular patents and claims allegedly being infringed by it. After our filing of our Motion for More Definite Statement, the entire case was stayed on March 29, 2001, in order to allow an earlier-filed case with common factual and legal issues, referred to as the “Symbol/Cognex” litigation, to proceed. On January 23, 2004, the U.S. District Court for the District of Nevada found, in the Symbol/Cognex case, that the Lemelson patent claims at issue in the case involving the Company are invalid, unenforceable, and not infringed. The Symbol/Cognex court entered an amended judgment on May 27, 2004, finding the Lemelson patent claims at issue invalid, unenforceable, and not infringed, after denying Lemelson’s material post-trial motions. Lemelson has appealed the Amended Judgment in the Symbol/Cognex case, although briefing to the appellate court is not yet complete. We cannot be sure that we will prevail in this action and any adverse outcome could require us, among other things, to pay royalties to the third-party patent owner. Given the lack of specificity in the complaint, it is not currently possible to calculate the potential for, or extent of, any liability resulting from this claim, therefore no accounting has been made for this matter. We also cannot be sure that we will not receive other claims alleging infringement in the future. We have engaged the law firm of Fee and Jeffries, P. A. as our legal counsel in this litigation.

In January 2004, we filed suit against Visual Networks, Inc. (“Visual”), a competitor in the field of service level agreement (SLA) and network performance monitoring solutions, alleging that Visual’s products and services infringed eleven of our patents. The suit was filed in the United States District Court for the Middle District of Florida (the “Florida Suit”). In February 2004, Visual Networks Operations, Inc., a wholly-owned subsidiary of Visual, filed suit in the United States District Court for the District of Maryland (the “Maryland Suit”) against Paradyne Corporation, a wholly-owned subsidiary of Paradyne Networks, Inc., alleging infringement by us of three of Visual’s patents. In April, the Florida Suit was dismissed on a procedural ground, and we have asserted the infringement of eleven Paradyne patents by Visual in the Maryland Suit. Pursuant to the terms of a confidential partial settlement agreement between Paradyne and Visual, Paradyne has agreed to dismiss its patent claims against a portion of Visual products known as Visual IP Insight, and Visual has agreed to dismiss its unfair competition claim against Paradyne with respect to Visual IP Insight. In addition, as part of the partial settlement, Visual has agreed to pay to Paradyne through the remaining life of Paradyne’s patents, royalties in the amount of 1% of revenues recognized by Visual from the licensing and distribution of Visual IP Insight. The remaining claims in the Maryland case are still in discovery, so we cannot be sure that we will prevail in this action as to the contentions against Visual or as to the defenses against Visual’s claims of infringement by us. We have received opinions of counsel from a patent law firm that (i) we do not infringe any of the Visual patents-in-suit and (ii) certain of the Visual patent claims are invalid and unenforceable in any event. We made these formal opinions of counsel available to Visual on August 20, 2004. Any adverse outcome could require us, among other things, to pay damages in the form of royalties or lost profits to Visual relating to past sales by Paradyne of certain iMarc and OpenLane products, and to make changes to eliminate the features in the products that are alleged to be infringing. In any event, the size of any such damages award could vary significantly depending upon the length of any period of past infringement, the amount of sales and profits realized during any period of past infringement, and the methodology used by the Court or the jury to calculate damages. Visual’s complaint seeks unspecified damages presently, and Visual has not taken any position in the litigation regarding how it calculates the damages claim it has asserted. Our position in the Maryland Suit is that we were not on notice of any claim of infringement until February 27, 2004, and that any damages award would be a fraction of the iMarc and OpenLane sales since that time. Since the nature of this matter is uncertain, no accounting has been made. We have engaged the law firm of Hill, Kertscher & Wharton, LLP as our legal counsel in this litigation.

Other than the legal proceedings described above, in the normal course of business, we are subject to proceedings, lawsuits and other claims. While these other legal matters could affect the operating results of any one quarter when resolved in future periods, it is our opinion that after final disposition, any monetary liability or financial impact to us, beyond that provided in the consolidated balance sheet at December 31, 2004, would not be material to the annual consolidated financial statements or the financial condition of the Company.

Item 4. Submission of Matters to A Vote of Security Holders

During the fourth quarter ended December 31, 2004, no matters were submitted to a vote of our stockholders.

PART II

Item 5. Market For The Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information and Holders of Record

Our common stock is publicly traded on the Nasdaq National Market (NASDAQ) under the symbol “PDYN”. We completed our initial public offering in July 1999 and a secondary offering, which included our stock and stock from our stockholders, in September 1999. Prior to July 16, 1999, there was no established public trading market for any of our securities.

As of March 7, 2005, we had approximately 280 stockholders of record, excluding stockholders owning shares in street name. Because there may be many stockholders holding our common stock in street name, the actual number of stockholders may be significantly greater than stated above.

Price Range of Common Stock

The following table represents the range of high and low sales prices for our publicly traded common stock, as reported on the Nasdaq National Market, for the periods indicated. The stock prices do not include retail mark-ups, mark-downs or commissions.

	High	Low
2004

First Quarter	$5.15	$3.20
Second Quarter	5.85	3.60
Third Quarter	5.57	3.89
Fourth Quarter	4.80	3.33

2003
First Quarter	$1.60	$1.00
Second Quarter	2.64	1.13
Third Quarter	2.73	1.62
Fourth Quarter	4.98	2.36

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

Equity Compensation Plan Information

The following table gives information about the common stock that may be issued under all of the Company’s existing equity compensation plans as of December 31, 2004.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights		(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)
Equity Compensation Plans Approved by Stockholders	10,870,324 1,774,430 85,000	(1) (2) (3) (4)	$ $ $	7.76 3.04 9.42	5,335,230 1,172,431 2,496,188 85,000
Equity Compensation Plans Not Approved by Stockholders	—			—	—

Total	12,729,754				9,088,849

(1)	Paradyne Networks, Inc. Amended and Restated 1996 Equity Incentive Plan
(2)	Paradyne Networks, Inc. 2000 Broad-Based Stock Plan
(3)	Paradyne Networks, Inc. 1999 Employee Stock Purchase Plan
(4)	Paradyne Networks, Inc. 1999 Non-Employee Director’s Stock Option Plan

Issuer Purchases of Equity Securities

None

Item 6. Selected Financial Data

The following selected consolidated financial data as of December 31, 2003 and 2004 and for the years ended December 31, 2002, 2003 and 2004 is derived from Paradyne’s consolidated financial statements which are included elsewhere in this Form 10-K. The selected consolidated financial data for the years ended December 31, 2000 and 2001 is derived from audited consolidated financial Statements which are not included in this Form 10-K. You should read the selected financial data in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data.”

	Years Ended December 31,
	2000	2001	2002	2003	2004
	(In thousands, except per share data)
Consolidated Statements of Operations Data:
Revenues:
Sales	$243,715	$142,008	$105,584	$73,378	$96,393
Service	3,674	4,425	5,698	7,097	5,895
Royalties	293	272	982	800	—

Total revenues	247,682	146,705	112,264	81,275	102,288

Cost of sales:
Equipment	181,497	96,684	56,603	41,754	60,143
Service	1,295	1,791	1,348	2,231	1,994

Total cost of sales	182,792	98,475	57,951	43,985	62,137

Gross margin	64,890	48,230	54,313	37,290	40,151

Operating Expenses:
Research & development (1)	40,514	25,232	28,115	19,313	16,950
Selling, general & administrative	59,450	37,533	34,691	27,400	24,557

Amortization of intangible assets	952	575	983	1,222	1,572
Impairment of intangible assets	—	5,761	6,681	—	—
Restructuring charges	1,371	3,807	3,315	1,900	1,710
Other operating income, net	—	—	—	—	(800)

Total operating expenses	102,287	72,908	73,785	49,835	43,989

Operating income (loss)	(37,397)	(24,678)	(19,472)	(12,545)	(3,838)

Other (income) expenses
Interest	(2,439)	(743)	(790)	(610)	(653)
Other, net	(52)	(321)	(37)	95	(41)

Net loss before provision for income tax	(34,906)	(23,614)	(18,645)	(12,030)	(3,144)

Benefit for income tax	(619)	—	(1,488)	—	—

Net loss	$(34,287)	$(23,614)	$(17,157)	$(12,030)	$(3,144)

Loss per common share:
Basic	$(1.08)	$(0.72)	$(0.42)	$(0.28)	$(0.07)
Diluted	(1.08)	(0.72)	(0.42)	(0.28)	(0.07)

Shares used in computing Loss per share:
Basic	31,768	32,879	40,936	43,389	45,614
Diluted	31,768	32,879	40,936	43,389	45,614

Consolidated Balance Sheet Data:
Cash and cash equivalents and investments	$19,821	$37,866	$47,706	$46,775	$43,832
Working capital	54,845	47,868	61,074	59,024	62,839
Total assets	117,280	86,079	97,256	82,442	90,301
Long-term debt	684	444	—	—	—
Total debt	1,322	928	396	—	—
Total shareholders’ equity	82,659	61,197	77,995	69,575	73,965

(1)	Includes $2,830 and $927 of purchased in-process research and development costs for the years ended December 31, 2002 and 2004, respectively.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis contains forward-looking statements about our plans and expectations of what may happen in the future. Forward-looking statements involve uncertainties and risk and our actual results could differ materially from the results anticipated by our forward-looking statements due to many known and unknown factors, including but not limited to those discussed below in “Risk Factors Which May Impact Future Operating Results” and elsewhere in this report. See also the cautionary notice regarding forward-looking statements at the beginning of this Form 10-K under the heading “‘Safe Harbor’ Statement Under the Private Securities Litigation Reform Act of 1995.”

You should read the following discussion and analysis in conjunction with “Item 6. Selected Financial Data” and “Item 8. Financial Statements and Supplementary Data” of this Form 10-K.

Executive Summary

In 2004, we continued our drive to profitability by focusing our efforts on growing our revenue base as well as continuing to restructure the business in order to control expenses. Our growth focused on introducing many new products resulting from our continuing investment in research and development as well as acquiring new customers and technology through our purchase of the assets of Net to Net Technologies, Inc.(“Net to Net”). Even with the employees added upon the acquisition of Net to Net, we continued our restructuring efforts and our tight control over expenses by maintaining full time employees at approximately the same level (375 employees) as at the end of 2003. We continued our focus on controlling expenses by reducing operating expenses in all areas. Research and development was reduced 17% from 2003 levels (after adjusting for $.9 million of purchased in-process research and development costs in 2004 related to the acquisition of Net to Net, Technologies, Inc.). Selling, general and administrative expenses were reduced by 10% in 2004 compared to 2003 levels. Revenues grew every quarter of the year and for the full 2004 year grew 26% when compared with prior year’s revenues. Many of our revenue opportunities are in foreign marketplaces. International revenues grew from 33% of total revenues in 2003 to 40% of total revenues in 2004. The $2.9 million annual decline in cash was principally due to the cash expended to purchase Net to Net Technologies, Inc.

Overview

We are a leading developer, manufacturer and distributor of broadband and narrowband network access products for network service providers, or NSPs, and business customers. We offer solutions for NSPs that utilize existing telephone lines and enable them to offer high speed, cost effective voice, data and video solutions at speeds up to one gigabit per second.

Through 1997, our revenues were derived principally from the sale and service of narrowband network access products and, to a much lesser extent, technology licensing. Our broadband products, including our DSL and FrameSaver products, which were introduced in 1997, comprised approximately 77% of our total revenues in 2002, approximately 80% in 2003, and approximately 86% in 2004. We expect broadband products to represent an increasing portion of future revenues. Royalty revenues consist principally of licensing of technology, and service revenues are derived from repair of out-of-warranty products. While royalty revenues have not comprised a substantial percentage of our revenues in the past, we expect an increase in royalty revenues in future periods because we will be putting additional focus on licensing our patent portfolio. In the fourth quarter of 2004, for example, we sold a group of patents to a third party for $1 million plus a sharing of future royalties. It is the intent of the third party to enforce these patents against infringing entities. The Company expects to share in future royalties from the enforcement of these patents.

We market and sell our products worldwide to NSPs and business customers through a multi-tier distribution system that includes direct sales, strategic partner sales, NSP sales and traditional distributor or value added reseller sales. There were no customers in 2004 with a 10% or greater concentration of total revenues; however, AT&T, Graybar Electronics (one of our NSP distributors), Sprint, Puerto Rico Telephone and Cavalier Telephone were major customers, representing in the aggregate, approximately 22% of our total revenues for 2004. A loss, or a significant reduction or delay in sales to any of our major customers could materially and adversely affect our business, financial condition and results of operation.

Revenue from equipment sales is recognized when the following has occurred: evidence of a sales arrangement exists; delivery has occurred or services have been rendered; our price to the buyer is fixed or determinable; and collectibility is reasonably assured. No revenue is recognized on products shipped on a trial basis. Charges for warranty work are included in cost of equipment sales. We believe that our accrued warranty reserve is sufficient to meet our responsibilities for potential future warranty work on products sold. Revenue from services, which consists mainly of technical support services, is recognized when the services are performed or earned and all substantial contractual obligations have been satisfied. Amounts billed to customers in sales transactions related to shipping and handling are classified as product revenue. License and royalty revenues are recognized when we have completed delivery of technical specifications and performed substantially all required services under the related agreement. Although the Company sold several patents in the fourth quarter of 2004 for $1 million, such sales have only occurred infrequently. Therefore, the Company has recorded the income from these patent sales net of associated expenses in other operating income, net.

We expect our gross margin to be affected by many factors, including competitive pricing pressures, fluctuations in manufacturing volumes, costs of components and sub-assemblies, the mix of products or system configurations sold and timing of sales of follow-on line cards and endpoints for central office systems. Follow-on line cards and endpoints are components that are sold separately from central office systems, and margins vary on these products. Central office systems are often sold as stand-alone chassis with a limited number of line cards. Customers purchase follow-on line cards and endpoints in order to increase the capacity of their central office system. Our gross margin may fluctuate due to changes in our mix of distribution channels. Sales prices of many of our products are subject to significant pressure as a result of increased competition. Price reductions may be necessary to remain competitive. Although we have been able to offset many price declines with reductions in our manufacturing costs, there can be no assurance that we will be able to offset potential future price declines with cost reductions. The acquisition of Net to Net introduced a new set of products into our product mix. We expect gross margins to be negatively impacted until the second quarter of 2005, when we expect to fully transition the manufacture of these products from the former contract manufacturer into our Largo, Florida manufacturing facility. Additionally, as a result of the sustained downturn in the telecommunications sector, in 2000 and 2001 we incurred large provisions for the write-down of inventory. We were able to sell some of this previously reserved inventory, which generated $6.2 million, $2.4 million and $0 in positive margin in 2002, 2003 and 2004, respectively. In the future if we are able to sell additional amounts of reserved inventory that generates positive margin, the resulting reserve reversal will have a positive impact on future margins.

Research and development expenses primarily consist of personnel costs related to engineering and technical support; consultant and outside testing services fees; research and development facilities expenses; equipment and supply expenses associated with enhancing existing products and the development of new products; an allocation of information systems charges; and software and software maintenance expenses. We expense all research and development expenses as incurred. Although we believe that continued investment in research and development is critical to attaining our strategic product and cost-reduction objectives, we will attempt to control and optimize our research and development expenditures in order to meet our strategic goals. We estimate that our first quarter 2005 research and development expenses will be approximately 10% higher than fourth quarter 2004 levels as a result of higher personnel costs and increased investment.

Selling, general and administrative expenses primarily consist of salaries, commissions and related expenses for personnel engaged in marketing, sales and field service support functions, finance, human resource and administrative activities; advertising, promotional and trade show expenses, including the related travel expenses; consultant fees; equipment and facilities expenses, including supplies, software and software maintenance; and consignments. We expect first quarter 2005 selling, general and administrative expenses to be approximately the same as fourth quarter 2004 levels.

Revenues from customers outside of the United States accounted for approximately 42%, 33%, and 40% of revenues in 2002, 2003, and 2004, respectively. In 2004, approximately 97% of our revenues were denominated in U. S. dollars. While we are subject to fluctuations in foreign currency exchange rates with respect to income derived from international sales not denominated in U. S. dollars, the costs associated with a majority of these sales are in the same currency, which partially mitigates the effect of such fluctuations. Historically, currency exchange movements have not had a material effect on our business, financial condition or results of operations. If our non-U. S. operations expand, the effect of currency fluctuations may have a more significant impact on our revenues and costs. At December 31, 2004, we had no material monetary assets, liabilities or commitments denominated in currencies other than U. S. dollars. We do not hedge foreign currency transactions.

We were not profitable in 2004 although our revenues increased significantly from 2003 levels, and we may continue to incur net losses in future periods. In addition to the customer concentration we have experienced, we also have lengthy development and sales cycles for our products, and there is often a significant delay between the time we incur expenses and the time we realize the related revenue. To the extent that future revenues do not increase significantly in the same periods in which operating expenses increase, our operating results will be adversely affected. Our quarterly and annual operating results have fluctuated in the past and are likely to fluctuate in the future due to a variety of factors, many of which are outside of our control.

Acquisition of Net to Net Technologies

On August 3, 2004, we purchased substantially all of the assets and assumed certain liabilities of Net to Net Technologies, Inc. At the closing of this transaction, we paid Net to Net $2.7 million in cash, subject to certain purchase price adjustments and 252,282 shares of Paradyne stock. We held back $300,000 in cash that we are obligated to pay in the future, subject to certain conditions. We also satisfied an obligation assumed from Net to Net by issuing 352,557 shares of Paradyne stock to Net to Net’s contract manufacturer. In addition, we issued to Net to Net a warrant to purchase up to 1,008,065 shares of Paradyne common stock at an exercise price of $5.95 per share, which will expire on December 31, 2005.

Using an average market value of $4.50 per share (based on the average of the closing prices during the seven trading days preceding the July 26, 2004 announcement of the acquisition), the purchase price was approximately $9.2 million, including approximately $0.9 million of acquisition costs, a $0.7 million valuation assigned to a stock warrant and the assumption of $1.9 million in liabilities (see Note 14). The acquisition has been accounted for under the purchase method of accounting, which resulted in the recognition of approximately $4.8 million in intangible assets.

Net to Net provided its customers with Ethernet-based access products that enable service providers to cost effectively deliver voice, video and data services to their end-user customers, The acquisition of Net to Net provides us with important products and technology to compliment our established portfolio of digital subscriber line DSL network access equipment. Additionally, we gained the opportunity to serve Net to Net’s customer base.

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

Elastic Networks is included in our full year 2002 results for the period March 6, 2002 through December 31, 2002. There were no contingent payments associated with this acquisition. We have assigned value to each major asset and liability acquired including intangible assets. See “Note 14 – Acquisitions” in the Notes to Consolidated Financial Statements included as part of this Form 10-K for further information.

Jetstream Communications

On May 20, 2002, we acquired certain key operating assets and certain intellectual property from Jetstream Communications for $3.0 million. We incurred $0.2 million in acquisition costs. We accounted for the acquisition under the purchase method of accounting, which resulted in the recognition of approximately $0.5 million in intangible assets. The intangible assets are comprised solely of developed technology, principally patents, as no goodwill was recorded.

Jetstream Communications designed high-speed voice over DSL equipment using ATM and Internet Protocol technologies. We acquired Jetstream Communications for several reasons, including: Jetstream Communications was a market leader in 2001 in voice over DSL; with the acquisition of the Jetstream Communications assets, we quickly gained a strong market presence in one of our targeted markets; the Jetstream Communications sales team had significant relationships with a large base of new customers; and we also acquired significant research and development talent in voice over DSL applications. See “Note 14 – Acquisitions” in the Notes to Consolidated Financial Statements included as part of this Form 10-K for further information.

Results of Operations

The following table summarizes our operating results as a percentage of revenues for each of the periods shown:

	Years ended December 31,
	2000	2001	2002	2003	2004
Revenues:
Sales	98.4%	96.8%	94.0%	90.3%	94.2%
Service	1.5	3.0	5.1	8.7	5.8
Royalties	0.1	0.2	0.9	1.0	0.0

Total revenues	100.0	100.0	100.0	100.0	100.0

Cost of sales:
Equipment	73.3	65.9	50.4	51.4	58.7
Service	0.5	1.2	1.2	2.7	2.0

Total cost of sales	73.8	67.1	51.6	54.1	60.7

Gross margin	26.2	32.9	48.4	45.9	39.3
Operating Expenses:
Research & development	16.3	17.2	25.0	23.7	16.6
Selling, general & administrative expenses	24.0	25.6	30.9	33.7	24.0
Amortization of intangible assets	0.4	0.4	0.9	1.6	1.5
Impairment of intangible assets	0.0	3.9	6.0	0.0	0.0
Restructuring charges	0.6	2.6	2.9	2.3	1.7
Other operating income, net	0.0	0.0	0.0	0.0	(0.8)

Total operating expenses	41.3	49.7	65.7	61.3	43.0

Operating loss	(15.1)	(16.8)	(17.3)	(15.4)	(3.7)
Other expenses
Interest, net	(1.0)	(0.5)	(0.7)	(0.7)	(0.6)
Other, net	(0.1)	(0.2)	0.0	0.1	0.0

Net loss before provision for income tax	(14.0)	(16.1)	(16.6)	(14.8)	(3.1)
Provision (benefit) for income tax	(0.2)	0.0	(1.3)	0.0	0.0

Net loss	(13.8)%	(16.1)%	(15.3)%	(14.8)%	(3.1)%

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

Revenues. Total revenues increased $21.0 million, or 25.8%, to $102.3 million for the year ended December 31, 2004 from $81.3 million for the same period in 2003. The increase was mostly attributable to significant increases in volume of sales of our DSL broadband access products to our major customers, primarily in the Independent Operating Company, or IOC, NSP and hospitality markets. This increase was attributable to several factors, including: the introduction of several new DSL products towards the end of 2003 that have gained acceptance by new and existing customers; increased sales efforts in the IOC markets resulting in increased sales to existing customers in that area and sales of DSL products to a newly developed market in the Nordic European area resulting from the new product offerings related to the Net to Net acquisition. Our DSL broadband equipment sales grew from $52 million in 2003 to $75.4 million in 2004, an increase of 45%. Equipment sales were 94.2% of total revenues for the year ended December 31, 2004 compared to 90.3% for the year ended December 31, 2003. The increase in equipment sales as a percentage of revenue for the twelve months ended December 31, 2004 compared to the same period of 2003 was mostly attributable to a combination of significant growth in product sales and a 17% decrease in service revenues. The decrease in service revenues mostly resulted from a decrease in the renewal of maintenance contracts, (primarily on older T1 products and narrowband equipment) by some of our larger customers. Additionally, $0.8 million of royalty revenues from STMicroelectronics, which was part of total revenues for 2003, were not repeated in the twelve months ended December 31, 2004.

We currently have limited visibility into our business prospects. Our ability to achieve revenue growth during the remaining quarters of 2005 is dependent on a growing acceptance of our current new broadband products (Broadband Loop Carrier, 1U Mini DSLAMs) and our ability to offer more new products in the market on a timely basis.

Gross Margin. Gross margin increased $2.9 million, or 7.7%, to $40.2 million for the year ended December 31, 2004 from $37.3 million for the year ended December 31, 2003. This increase in gross margin is primarily due to the increase in the volume of sales of our equipment in 2004 as described above. This increase to gross margin was offset, in part, by the following: a reduction in our average sales price of approximately 11% from 2003 levels due to pricing pressures; the recording of $2.4 million of positive margin generated from the reversal of inventory reserves related to the sale of previously reserved broadband inventory in 2003 versus $0 in 2004 and higher per unit manufacturing costs in 2004 versus 2003 totaling approximately $1.5 million principally due to a decrease in products manufactured at our manufacturing facility. Gross margin as a percentage of total revenues decreased to 39.3% in 2004 from 45.9% in 2003. This decrease in gross margin percentage in 2004 results because the $21 million increase in revenue in 2004 only resulted in a gross margin increase of $2.9 million from 2003 levels. This overall decline in gross margin as a percentage of revenue results because of the reductions in gross margin as detailed above, such as the decrease in the average selling price and higher manufacturing costs due to a decline in products manufactured at our manufacturing facility (there was an increase in sales of products manufactured by OEM vendors).

Research and Development Expenses. Research and development expenses decreased $2.4 million, or 12.2%, to $16.9 million for the year ended December 31, 2004 from $19.3 million for the year ended December 31, 2003. This decrease was the result of several factors. We experienced a company-wide reduction in force in June 2003 in addition to the closure of a development center in Alpharetta, Georgia in July 2003, together affecting 42 research and development employees. Also, during 2004 we implemented additional reductions in force impacting approximately 12 research and development personnel. These reductions, in both 2003 and 2004, resulted in $2.5 million of reductions in salary and wage related expenses. Additionally, depreciation expenses were lower by $0.7 million due to facility closures and certain equipment reaching a fully depreciated status; rent expense and related charges were down $0.6 million and spending on supplies and other research and development expenses was down $0.6 million. Partially offsetting the decrease was a $0.9 million charge for purchased in-process research and development, resulting from the acquisition of Net to Net (See Note 14 -” Acquisitions” in the Notes to Consolidated Financial Statements included as part of this Form 10-K for further information.) and $0.8 million in increased professional contractor fees. As a percentage of total revenues, research and development expense decreased to 17% for the year ended December 31, 2004 from 24% for the year ended December 31, 2003 primarily due to the large decreases in total research and development expenses in 2004 from 2003 levels, along with a 26% increase in total revenues when compared with the same period in 2003.

Selling, General and Administrative (SG&A) Expenses. SG&A expenses decreased by $2.8 million, or 10.4%, to $24.6 million for the year ended December 31, 2004 from $27.4 million for the year ended December 31, 2003. This decrease was the result of several factors such as : a $1.4 million decrease in expenses related to personnel and travel as SG&A personnel have decreased by 25 people from May of 2003 mostly due to a business restructuring at the end of the second quarter of 2003 and the closure of the Atlanta facility. (See “Note 3 – Accrued Business Restructuring” in the Notes to Consolidated Financial Statements included as part of this Form 10-K for further information), a $0.7 million decrease in depreciation and other facilities related expense, a $0.7 million expense reduction resulting from a contract settlement, a decrease of $0.4 million in consignments of equipment to customers and a $0.4 million decrease in other business related expenses, offset in part by an increase of $1.4 million in professional fees and contracted services. These professional fees and contracted services included accounting and legal fees, homologation (product certification) fees, plant facility contractors and fees related to patents. Included in the increased accounting fees for the twelve months ended December 31, 2004 are expenses incurred for work related to implementing, evaluating and testing controls and procedures as mandated by section 404 of the Sarbanes-Oxley Act of 2002. SG&A as a percentage of total revenues decreased to 24% for the year ended December 31, 2004 from 34% for the year ended December 31, 2003. This decrease was primarily due to the large decreases in total SG&A expenses in 2004 from 2003 levels, along with a 26% increase in total revenues when compared with the same period in 2003.

Amortization of Intangible Assets The amortization of intangible assets was $1.6 million and $1.2 million for the years ended December 31, 2004 and 2003, respectively. The amortization of intangible assets relates to developed technology including patents and customer relationship intangibles that were recorded as part of the acquisitions of Net to Net Technologies in August 2004 and Elastic Networks in March 2002 and as part of the acquisition of certain assets from Jetstream Communications in May 2002. The increase of $0.4 million from 2003 is directly related to the amortization of intangible assets associated with the Net to Net acquisition.

Restructuring Charges.In 2004 and 2003, we recorded restructuring charges of $1.7 million and $1.9 million, respectively. During the first quarter of 2004 we recorded expenses of $0.3 million for severance settlements for three employees from our international operations that had been part of a 2003 business restructuring. During the third quarter of 2004, we recorded expenses of $1.1 million, all of which related to abandoned facilities at our Largo, Florida location. In the fourth quarter of 2004, we recorded $0.3 million of restructuring expenses related to a company-wide reduction in force that affected approximately 22 employees. In the second quarter of 2003 we incurred expenses of $1.7 million related to a company-wide reduction in force, which affected 55 employees or approximately 12% of our workforce. This action was necessary as part of our effort to align our operations and expense structure with the present telecommunications industry environment. During the third quarter of 2003, we incurred a business restructuring that affected 13 employees and resulted in charges of $0.2 million with $0.1 million of this amount relating to severance and $0.1 million relating to other exit costs associated with the closure of the development facility in Alpharetta, Georgia in July 2003. All of the restructuring actions were effective in reducing operating expenses related to personnel and facilities. We expect that the restructuring actions taken during 2004 will result in a decrease in operating expenses of approximately $0.4 million for each of the next four quarters of 2005.

Other Operating Income, Net. Other operating income, net, was $0.8 million for the twelve months ended December 31, 2004 and resulted from the sale of thirteen patents in the fourth quarter of 2004 for $1.0 million less $0.2 million of expenses.

Interest and Other (Income) Expense, Net. Interest and other (income) expense includes the following (in thousands):

	Years Ended December 31,
	2003	2004
Interest (income)	(613)	(656)
Interest expense	3	3

Net interest	(610)	(653)

Foreign exchange (gain) loss	218	155
Other (income)	(123)	(196)

Net other	95	(41)

Interest and Other, Net	(515)	(694)

Interest and other (income) expense, net, increased by $0.2 million, or 40%, to $0.7 million of income for the year ended December 31, 2004 from $0.5 million of income for the year ended December 31, 2003. Interest and other (income) expense, net, is related to interest income on short-term investments, interest income on employee notes payable and interest expense on borrowings under lines of credit, sale of patents and foreign exchange gains and losses. The increase in other income, net, for the twelve months ended December 31, 2004 was primarily attributable to a reduction in foreign exchange losses and increases in interest income.

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

Revenues. Total revenues decreased $31.0 million, or 27.6%, to $81.3 million for the year ended December 31, 2003 from $112.3 million for the same period in 2002. The decrease was primarily due to significant decreases in the volume of sales of our broadband access products as a result of the continued deterioration in the overall telecommunications market. Additionally, most of our larger existing customers significantly decreased their purchases in 2003 from prior year levels primarily due to a continued slowdown in their businesses. Partially contributing to this decline in revenues during 2003, we sold significantly less broadband products ($16.9 million in 2002 versus $0 in 2003) to a large international customer, BBT, in Japan. Sales to BBT represented 15% of our total revenues in 2002; however, all of the sales occurred in the first quarter of 2002 and we made only minimal sales of equipment to BBT in 2003. Equipment sales were 90.3% of total revenues for the year ended December 31, 2003 compared to 94.0% for the year ended December 31, 2002. The percentage decrease was mostly due to a combination of lower equipment revenues and increases in service and royalty revenues ($7.9 million in 2003 versus $6.7 million in 2002). The principal reasons for the increase in service revenues in 2003 were for services in support of new equipment sales and for new service contracts related to products acquired and sold as a result of the Jetstream acquisition.

Gross Margin. Gross margin decreased $17.0 million, or 31.3%, to $37.3 million for the year ended December 31, 2003 from $54.3 million for the year ended December 31, 2002. This decrease in gross margin is primarily due to the decreases in the volume of sales of our equipment in 2003. Also contributing to the margin decrease was the recording of $6.2 million of positive margin generated from the reversal of inventory reserves related to the sale of previously reserved broadband inventory in 2002 versus only $2.4 million in 2003. Gross margin benefited in 2003 from reduced warranty costs of $.6 million, which did not occur in 2001 and will not repeat in 2004. This reduction in warranty cost primarily resulted from an overall decrease in our product warranty terms from two years to one year and a decrease in warranty reserves related to sales of products by Elastic Networks, prior to them being acquired by us. Gross margin as a percentage of total revenues decreased to 45.9% in 2003 from 48.4% in 2002, mostly due to the decrease in the amount of reserve reversals as described above.

Research and Development Expenses. Research and development expenses decreased $8.8 million, or 31.3%, to $19.3 million for the year ended December 31, 2003 from $28.1 million for the year ended December 31, 2002. This decrease was the result of several factors. First, we experienced a company-wide reduction in force in June 2003 in addition to the closure of a development center in Alpharetta, Georgia in July 2003, together affecting 42 research and development employees. These actions were necessary as part of our effort to align our operations and expense structure with the present telecommunications industry environment. Secondly, in December 2002, we implemented a company-wide reduction in force impacting 25 research and development personnel. While this reduction was a 2002 action, the savings from reducing our expense structure were not realized until 2003. These combined actions resulted in a $3.4 million reduction in personnel related expenses, a $.7 million reduction in purchases of engineering and prototype supplies, a $.5 million reduction in outside contractor expenses (due to cancelled projects), and $1.0 million in reductions of depreciation and other expenses, mostly due to facility closures. Thirdly, included in the research and development expenses for 2002 is a non-recurring $2.8 million charge for purchased in-process research and development, resulting from the acquisition of Elastic Networks (See “Note 14 – Acquisitions” in the Notes to Consolidated Financial Statements included as part of this Form 10-K for further information) which was not repeated in 2003. As a percentage of total revenues, research and development expense decreased to 23.7% for the year ended December 31, 2003 from 25.0% for the year ended December 31, 2002 as the decrease in research and development expenses more than offset the decrease in revenues for the year.

Selling, General and Administrative (SG&A) Expenses. SG&A expenses decreased by $7.3 million, or 21.0%, to $27.4 million for the year ended December 31, 2003 from $34.7 million for the year ended December 31, 2002. This decrease was the result of several factors. During the fourth quarter of 2002, we had a business restructuring that included the termination of approximately 39 SG&A employees and the closure of a facility, the full benefit of which is reflected in the 2003 period. Additionally, in the second and third quarters of 2003 we had two business restructurings that resulted in the termination of approximately 22 employees. These events resulted in expense reductions of $5.7 million related to personnel, $.5 million related to professional fees, $.5 million related to depreciation from the facility closures and $.4 million related to advertising and promotions. See “Note 3 – Accrued Business Restructuring” in the Notes to Consolidated Financial Statements included as part of this Form 10-K for further information. SG&A as a percentage of total revenues increased to 33.7% for the year ended December 31, 2003 from 30.9% for the year ended December 31, 2002. This increase was primarily the result of more non-revenue generating expense reductions in 2002 versus 2003.

Impairment of Intangible Assets. We had no impairment of intangible assets during 2003. Impairment of intangible assets in 2002 resulted from a $6.7 million charge during the fourth quarter of 2002 for the write-off of the goodwill that was originally recorded as part of the Elastic Networks purchase in March 2002. As a result of our annual test for impairment of goodwill in 2002, we determined that the goodwill was fully impaired and in accordance with SFAS 142 “Goodwill and Other Intangible Assets”, should be written off.

Amortization of Intangible Assets. The amortization of intangible assets, which was $1.2 million and $1.0 million for 2003 and 2002, respectively, relates to developed technology, including patents and customer relationship intangibles that were recorded as part of the acquisition of Elastic Networks in March 2002 and as part of the acquisition of certain assets from Jetstream Communications in May 2002.

Restructuring Charges. In 2003 and 2002, we recorded restructuring charges of $1.9 million and $3.3 million, respectively. During the second quarter of 2003 we incurred expenses of $1.7 million related to a company-wide reduction in force, which affected 55 employees or approximately 12% of our workforce. This action was necessary as part of our effort to align our operations and expense structure with the present telecommunications industry environment. During the third quarter of 2003, we incurred a business restructuring that affected 13 employees and resulted in charges of $.2 million with $.1 million of this amount relating to severance and $.1 million relating to other exit costs associated with the closure of the development facility in Alpharetta, Georgia in July 2003. In the first quarter of 2002, we incurred business restructuring expenses of $1.0 million as a result of the termination of approximately 44 employees, or 8% of our workforce. This business restructuring primarily related to the release of certain of our employees in concert with the acquisition of Elastic Networks and represented severance payments. Additionally, in response to the continued downturn in the telecommunications industry, we recorded restructuring charges of $2.3 million in December 2002. These charges included severance payments for the termination of approximately 115 employees, or 20% of our workforce in addition to costs incurred to close down facilities in Dallas, Texas and maintain abandoned space in Largo, Florida.

Interest and Other (Income) Expense, Net. Interest and other (income) expense includes the following (in thousands):

	Years Ended December 31,
	2002	2003
Interest (income)	(892)	(613)
Interest expense	102	3

Net interest	(790)	(610)

Foreign exchange (gain) loss	(101)	218
Other (income)	(6)	(123)
Other expense	70	—

Net other	(37)	95

Interest and Other, Net	(827)	(515)

Interest and other (income) expense, net, decreased by $.3 million, or 37.7%, to $.5 million of income for the year ended December 31, 2003 from $.8 million of income for the year ended December 31, 2002. Interest and other (income) expense, net, is related to interest income on short-term investments, interest income from employee notes payable and interest expense on borrowings under lines of credit and foreign exchange gains and losses. The decrease in income for the twelve months ended December 31, 2003 was primarily attributable to a $.3 million change in foreign exchange losses ($.2 million loss in 2003 versus $.1 million in gains during 2002).

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

Liquidity and Capital Resources

Our cash and cash equivalents decreased $3.0 million to $43.8 million at December 31, 2004 from $46.8 million at December 31, 2003. The $3.0 million decrease in cash is comprised of $2.9 million of cash used in operating activities and $4.0 million of cash used in investing activities, offset by $3.7 million of cash provided by financing activities and $.2 million provided through the impact of foreign exchange rates. Working capital increased $3.8 million from $59.0 million at December 31, 2003 to $62.8 million at December 31, 2004.

Cash used in operations for the year ended December 31, 2004 totaled $2.9 million. Net loss for 2004 in the amount of $3.1 million, adjusted for non-cash impacting items including depreciation and amortization, allowance for bad debts, purchased in process research and development, and gain on sale of assets, resulted in a $2.1 million positive impact to cash. This $2.1 million improvement is $10.4 million better than the $8.3 negative impact from the 2003 net loss adjusted by last year’s non-cash items. The major reason for the improvement from last year was the $8.9 million reduction in the annual net loss from $12.0 million in 2003 to $3.1 million in 2004. Positive cash from operations resulted from changes in inventory, accounts payable, other current assets and other current liabilities. Contributing to decreases to cash from operations is $7.9 million negative cash associated with accounts receivables, $.8 million related to payroll and benefit related liabilities, and $0.4 million related to other long-term assets. The $7.9 million negative cash associated with accounts receivables is due mostly to fourth quarter 2004 revenues being $6.4 million larger than revenues in the fourth quarter of 2003.

Net cash used in investing activities for the year ended December 31, 2004 totaled $4.0 million, $3.3 million of which related to cash used in the acquisition of substantially all the assets of Net to Net which is discussed in detail earlier in this 10-K in the Acquisition of Net to Net Technologies section above. The remaining $0.7 million of cash used in investing activities was the result of capital expenditures. We plan to continue our tight control of expenditures and expect to spend approximately $1.0 million in capital expenditures in 2005, which is in line with the $0.7 million, $0.7 million and $1.8 million expended on capital expenditures in 2004, 2003 and 2002, respectively. We are unable to forecast the amount of cash, if any, that could be required if we identify a business that we wish to acquire in 2005.

Net cash provided by financing activities for the year ended December 31, 2004 totaled $3.7 million, all of which was the result of stock options and purchases of stock through the Employee Stock Purchase Plan. Because exercises of stock options are beyond our control we are unable to forecast the amount of cash that might be generated in 2005 from such exercises

We estimate that in 2005 we will spend approximately $1.0 million on capital expenditures to accommodate anticipated growth. Additionally, we currently have open, non-cancelable purchase orders in place of approximately $5.9 million that are due within the next 12 months. Total employees have been reduced from 502 at the end of 2002 to 377 at the end of 2003 to 375 at the end of 2004. In the first quarter of 2005 we are forecasting that our cash will change and the change will range between a decrease of $1.0 million to an increase of $2.0 million.

We believe that our current cash position, together with cash flows from operations and our ability to monitor and control expenditures, will be sufficient to meet our working capital needs for the foreseeable future.

Off-Balance Sheet Arrangements

As of December 31, 2004, we did not engage in any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K promulgated by the Commission under the Securities Exchange Act of 1934, as amended.

Contractual Obligations

As discussed under “Note 12 – Commitments and Contingencies “ of the Notes to the Consolidated Financial Statements, the Company is a party to several operating leases as well as purchase commitments for inventory. The Company has no long-term debt or capital lease obligations. Future minimum payments under these commitments consist of the following at December 31, 2004 (in thousands):

Contractual Obligations		Payment due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating Lease Obligations	$30,081	$4,253	$8,154	$7,946	$9,728
Purchase Obligations	7,275	5,879	1,396	—	—

Total	$37,356	$10,132	$9,550	$7,946	$9,728

Critical Accounting Policies and Estimates

Our critical accounting policies are those where we have made the most difficult, subjective or complex judgments in making estimates, and where these estimates can significantly impact our financial results under different assumptions and conditions. Our critical accounting policies are:

•	Revenue Recognition/Allowance for Doubtful Accounts

•	Inventories

•	Business Restructuring

•	Warranty Obligations

Revenue Recognition/Allowance for Doubtful Accounts

Our revenue recognition policy follows SEC Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements”, which summarizes existing accounting literature, and requires that four criteria be met prior to recognizing revenue. These four criteria, which are the core of our accounting policy (see “Note 2 Revenue Recognition” in our Notes to Consolidated Financial Statements), include: (1) evidence of a sales arrangement exists; (2) delivery has occurred or services have been rendered; (3) our price to the buyer is fixed or determinable; and (4) collectibility is reasonably assured. It is the fourth criterion that requires us to make significant estimates. In those cases where all four criteria are not met, we defer recognition of revenue until the period these criteria are satisfied. In some cases where collectibility is an issue, we defer revenue recognition until the cash is actually received.

Additions to the reserve are based primarily on estimates of bad debts from customers. Based on the aging of accounts receivable along with information from communications with customers, the Company estimates the amount of its accounts receivable that will not be paid. We have a significant credit history with many of our customers and request updated financial information from both new and existing customers. Also, credit reviews are performed on all significant customers. As a result, we have experienced few customers who have not paid their debts. We have generally been accurate with our estimates as average total adjustments to our reserve have been less than one half of one percent of annual revenue for the cumulative amounts of these adjustments. Since we have been able to accurately estimate these reserves in the past, it is expected that future estimates will also be relatively accurate.

We have a stock rotation program for distributors allowing them to return new products in an aggregate amount equal to 10% of the total aggregate purchase price delivered over the three preceding months. The distributor must submit an order for an equivalent (or greater) amount of new purchases of products at the time of the requested stock rotation. Our average historical return rate under the stock rotation program has been 7% of sales revenue and this rate is a reliable return rate to use in estimating product returns in accordance with SFAS 48. A reserve is recorded and maintained for estimated product returns and we issue a credit when the stock rotation item is returned.

Inventories

Because of the long lead times to obtain raw materials in our industry, we must maintain sufficient quantities of inventory of our many products to meet expected demand. If actual demand is much lower than forecasted, we may not be able to dispose of our inventory at or above its cost. We write down our inventory for estimated excess and obsolete amounts to the lower of cost or market. With the significant decline in customer demand, for example, we significantly wrote down our inventory in both 2000 and 2001. In 2002 and 2003, we sold some of those products that had previously been written down. As a result we reversed a portion of the reserves previously established related to these products that were sold. If future demand is lower than currently estimated, additional write-downs may be required. As a result of the large write-downs in 2000 and 2001, we hold inventory with large reserves associated with them. With these large volumes of inventories and reserves and with sales of this older inventory, we are constantly reviewing the reasonableness of our estimates. Each quarter our operations and financial staff conducts a comprehensive review of the valuation of our inventory and the associated reserves.

The method that we use for estimating our reserve for inventory obsolescence is described in our inventory policy footnote (See Footnote 2 – Significant Accounting Policies in the Notes to Consolidated Financial Statements included as part of this Form 10-K). This estimate is developed based on analyses by employees familiar with both the Company’s products and demand for these products. The estimate of exposure and the adequacy of the inventory reserve is reviewed and approved by senior financial management. We established our significant inventory reserve with write-downs in 2000 and 2001 and the reserve was also increased by the addition of the Elastic Networks inventory reserve in 2002 when Elastic was acquired. The inventory reserve has been reduced when inventory is either written off or if it has been sold. We have not made additions to this reserve since 2001. We continue to sell and/or utilize this older inventory in small amounts, often outside of the United States. While we do not expect large swings in the inventory reserve other than reductions when older product is written off or sold, it is not possible to precisely predict future demand for older product. In the future, based on our quarterly analysis, if we estimate that any remaining reserve for obsolescence is either inadequate or in excess of the inventory reserve required, we may need to adjust it. At present based on our analysis, we believe the reserve is properly valued for the inventory held by us.

Business Restructuring

Through the end of 2002, we recorded restructuring charges following the principles of SEC Staff Accounting Bulletin No. 100, “Restructuring and Impairment Charges,” Emerging Issues Task Force (EITF) 94-3 and FAS 112. Under EITF 94-3 and SAB 100, we can accrue restructuring costs in a period provided: (1) management commits to a plan of termination prior to the date of the financial statements and establishes the benefit employees will receive, (2) the benefit arrangement is communicated to employees prior to the date of the financial statements, (3) the plan of termination specifically identifies the number and job classifications of employees to be terminated, and (4) the plan of termination will be completed in a reasonably short period of time such that significant changes are unlikely. Following these criteria we estimated the cost to be incurred in implementing our fourth quarter business restructuring. The accounting for restructuring is governed by SFAS 146 and FAS 112. The major business restructuring liabilities we have incurred over the past few years has been for termination benefits. Since we have a written benefit plan with defined termination benefits based on years of service, the accounting for termination benefits is generally the same under FAS 146 as it was under EITF 94-3.

Our restructuring reserve for terminated employees is based on identified employees and our severance plan has been published allowing all employees to understand the benefit provided. Therefore, the estimates are generally very accurate. One area where variances can occur in the estimate is for employees in international locations. Sometimes local requirements for severance are difficult or impossible to accurately estimate because of the subjectivity in certain countries’ laws. Because we have relatively fewer international employees, these variances have generally been relatively small, typically less than $100. Our reserve for abandoned facilities has been more difficult to estimate. In developing the reserve for abandoned facilities we estimate whether a facility will be able to be subleased, how long it will take, and how much the sublease payments and additional costs will be. In the past, we have been accurate in some situations but in others the real estate market has slowed considerably requiring further additions to the business restructuring reserve. In the 2002 through 2004 period, total adjustments for additional abandoned facilities due to revisions to original estimates have amounted to $0.5 million. It is likely future adjustments will be required if we are unsuccessful in subleasing our abandoned space under lease, but it is not possible to currently quantify such adjustments.

Warranty Obligations

We generally provide customers with a one year warranty on our products. The warranty reserve is based on two major components, the volume of sales activity and the rate of failures. Over the past two years the warranty reserve has dropped significantly from $1.4 million at the end of 2002 to $0.9 million as of December 31, 2004. This reduction in the warranty reserve is mostly due to the decrease in warranty requirements because of the reduction in warranty period for new products sold from two years to one year. Additionally, we reduced the warranty reserve that was recorded in connection with the acquisition of Elastic Networks because the warranty period on specific products had expired. If the rate of failures change or if the level of sales volume changes significantly, we may be required to change our warranty reserve estimate.

Recently Issued Financial Accounting Standards

In November 2004, the FASB issued FASB Statement No. 151 “Inventory Costs—an amendment of ARB No. 43, Chapter 4”. This Statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that “. . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. . . .” This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The effective date of this statement is as of the beginning of the first interim or annual reporting period that begins after June 15, 2005, although early adoption is encouraged. We are in the process of reviewing the impact that the adoption of this standard will have on our results of operations and financial position.

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123(R), “Share-Based Payment (FAS 123(R))”. FAS 123(R) revises FASB Statement No. 123, Accounting for Stock-Based Compensation (FAS 123) and requires companies to expense the fair value of employee stock options and other forms of stock-based compensation. In addition to revising FAS 123, FAS 123(R) supersedes Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees (APB 25), and amends FASB Statement No. 95, Statement of Cash Flows (FAS 95). This Statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award—the requisite service period (usually the vesting period). Companies must review their stock-based compensation plans to ensure that those plans (1) are integrated with business, human resources, and compensation strategies and (2) reflect a reasonable cost/benefit relationship. The effective date of this revised statement is as of the beginning of the first interim or annual reporting period that begins after June 15, 2005, although early adoption is encouraged. We are in the process of reviewing the impact that the adoption of this standard will have on our results of operations and financial position.

In December 2004, the FASB issued FASB Statement No. 153 “Exchanges of Nonmonetary Assets—an amendment of APB Opinion No. 29”. This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This statement is effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005. We will apply the provisions of this statement should we incur any exchanges of non-monetary assets.

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

A substantial portion of our broadband revenues is expected from several international markets, and our expectations are based on the deregulation of these markets. A delay in deregulation or execution of market entry by new competitive service providers could negatively impact revenues. In addition, recent concerns about profitability and the long term viability of competitive service providers in both the U.S. and international markets has resulted in a tightening of the capital markets which has reduced the ability of some of our NSP customers to build out their networks as originally planned. Additionally, Paradyne expects broadband revenue from Postal Telephone and Telegraph authorities, or PTTs in international markets to grow over the next few years. Sales to PTTs tend to require significant investments of time and personnel to successfully close. Excessive or unexpected delays in closure of these sales could negatively impact revenues.

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

Substantial working capital is required in order to fund and continue to build our business. If we fail to do so, we will not be able to remain competitive or continue to meet the increasing demands for our products. We used the net proceeds of the initial public offering in July 1999 and our secondary offering in September 1999 for general corporate purposes, including working capital and capital expenditures. We also spent significant amounts of cash to fund operating losses and increased expenses and to respond to competitive pressures. We cannot be certain that the remaining proceeds from our offerings, together with our existing capital resources and our ability to reduce expenditures, will enable us to continue to meet our capital requirements on an ongoing basis. Furthermore, if we need additional capital, we may be unable to renegotiate a line of credit under favorable terms.

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

We cannot be certain that we will achieve revenue growth or realize sufficient revenues to achieve profitability. Excluding a one-time gain in connection with a contract renegotiation with Lucent Technologies Inc. in 1997 and the related tax effect, we had an accumulated net deficit of approximately $118 million during the period from August 1, 1996 through December 31, 2004. Prior to 1999 we had not been profitable in any fiscal year of operations, except in 1997, when we were profitable as a result of the non-recurring gain in connection with the renegotiation of a contract with Lucent. In 1999, we had net income of $7.9 million. In 2000, we had a net loss of $34.3 million. For the year ended December 31, 2001, we had a net loss of $23.6 million. In 2002, we had a net loss of $17.2 million. In 2003, we had a net loss of $12.0 million and for the year ended December 31, 2004, we had a net loss of $3.1 million. We anticipate that we will continue to incur significant product development and selling, general and administrative expenses and, as a result, we will need to generate higher revenues to achieve and sustain profitability on an annual basis.

If we are unsuccessful in defending lawsuits, this may have an adverse effect on our business.

We are currently defending a class action lawsuit filed against us, some of our executive officers and the former Chairman of our board, and the underwriters of our initial public offering (collectively, the “IPO Defendants”) was filed in the Southern District of New York. That action (“New York Securities Action”) alleges that the IPO Defendants, during the period from July 15, 1999 through December 6, 2002, violated federal securities laws by allocating shares of our initial public offering to favored customers in exchange for their promise to purchase shares in the secondary market at escalating prices. The New York Securities Action seeks damages in an unspecified amount for the purported class for the losses suffered during the class period as a result of an alleged inflated stock price. On June 5, 2003, the IPO Defendants agreed to participate in a global settlement of this case (along with the settlement of hundreds of other similar IPO allocation cases pending in the Southern District of New York). Any settlement owed by us will be funded exclusively by a portion of the proceeds of the Company’s directors’ and officers’ insurance policy and will result in the dismissal of this lawsuit and release by the plaintiff shareholder class of the IPO Defendants. The settlement is subject to the following conditions: execution of Stipulation of Settlement, notice to the plaintiff class of the terms of the settlement and an opportunity to opt out of the settlement, funding by the defendants’ insurer, and final approval by the Court. There can be no assurances that each of these conditions will be satisfied.

In July 2000, the Lemelson Medical, Educational & Research Foundation Limited Partnership (“Lemelson”) filed suit in the Federal District Court in the District of Arizona against us and approximately ninety other defendants. The suit alleges that all the defendants are violating more than a dozen patents owned by the third party which allegedly cover the fields of “machine vision” used extensively in pick-and-place manufacturing of circuit boards and bar code scanning. We purchased this equipment from vendors, whom we believe may have an obligation to indemnify us in the event that the equipment infringes any third-party patents. The complaint seeks damages in an unspecified amount for the purported patent infringements. The complaint does not specify which defendants or activities allegedly violated which particular patents. We have responded with a Motion for More Definite Statement designed to identify the allegedly infringing activities as well as the particular patents and claims allegedly being infringed by it. An earlier filed case with common factual and legal issues found that the Lemelson patent claim at issue invalid, unenforceable and not infringed. Lemelson is appealing the amended judgment. We cannot be sure that we will prevail in this action and any adverse outcome could require us, among other things, to pay royalties to the third-party patent owner. Given the lack of specificity in the complaint, it is not currently possible to calculate the potential for, or extent of, any liability resulting from this claim. We also cannot be sure that we will not receive other claims alleging infringement in the future. We have engaged the law firm of Fee and Jeffries, P. A. as our legal counsel in this litigation.

In January 2004, we filed suit against Visual Networks, Inc., a competitor in the field of service level agreement (SLA) and network performance monitoring solutions, alleging that Visual’s products and services infringed eleven of our patents. The suit was filed in the United States District Court for the Middle District of Florida (the “Florida Suit”). In February 2004, Visual Networks Operations, Inc., a wholly-owned subsidiary of Visual, filed suit in the United States District Court for the District of Maryland (the “Maryland Suit”) against Paradyne Corporation, a wholly-owned subsidiary of Paradyne Networks, Inc., alleging infringement by us of three of Visual’s patents. In April, the Florida Suit was dismissed on a procedural ground, and we have asserted the infringement of eleven Paradyne patents by Visual in the Maryland Suit. Pursuant to the terms of a confidential partial settlement agreement between Paradyne and Visual, Paradyne has agreed to dismiss its patent claims against a portion of Visual products known as Visual IP Insight, and Visual has agreed to dismiss its unfair competition claim against Paradyne with respect to Visual IP Insight. In addition, as part of the partial settlement, Visual has agreed to pay to Paradyne through the remaining life of Paradyne’s patents, royalties in the amount of 1% of revenues recognized by Visual from the licensing and distribution of Visual IP Insight. The remaining claims in the Maryland case are still in discovery, so we cannot be sure that we will prevail in this action as to the contentions against Visual or as to the defenses against Visual’s claims of infringement by us. We have received opinions of counsel from a patent law firm that (i) we do not infringe any of the Visual patents-in-suit and (ii) that certain of the Visual patent claims are invalid and unenforceable in any event. We made these formal opinions of counsel available to Visual on August 20, 2004. Any adverse outcome could require us, among other things, to pay damages in the form of royalties or lost profits to Visual relating to past sales by Paradyne of certain iMarc and OpenLane products, and to make changes to eliminate the features in the products that are alleged to be infringing. In any event, the size of any such damages award could vary significantly depending upon the length of any period of past infringement, the amount of sales and profits realized during any period of past infringement, and the methodology used by the

Court or the jury to calculate damages. Visual’s complaint seeks unspecified damages presently, and Visual has not taken any position in the litigation regarding how it calculates the damages claim it has asserted. Our position in the Maryland Suit is that we were not on notice of any claim of infringement until February 27, 2004, and that any damages award would be a fraction of the iMarc and OpenLane sales since that time. We have engaged the law firm of Hill, Kertscher & Wharton, LLP as our legal counsel in this litigation.

Numerous factors could cause our results to fluctuate.

Our quarterly and annual results of operations have fluctuated in the past and are likely to fluctuate significantly in the future due to a variety of factors, many of which are outside of our control. Fluctuations in our results could cause our stock price to decline substantially. Some of these factors that might affect our results of operations include:

•	Our ability to achieve cost reductions. As with all companies, we constantly strive to improve our margins through reductions in our cost of sales. Failure to reduce our costs could reduce our margins, which, in turn, could adversely affect our ability to operate profitably.

•	Preferential pricing arrangements. We have preferential pricing arrangements with some of our customers. In our effort to win new business we may negotiate preferential pricing arrangements in the future with other customers. While these arrangements are intended to provide greater revenue, they may have a negative impact on our margins. Furthermore, because our strategy relies on entering into these arrangements in the future, if we fail to do so, our results could be below expectations.

•	Our ability to attain and maintain production volumes and quality levels for our products. Many factors could affect our ability to maintain production volumes and quality levels. They include an inability to obtain raw materials or components, labor shortages, and the maintenance of adequate facilities for production. If we fail to maintain production volumes or quality levels, we may be unable to produce sufficient quantities of our products to meet demand, which would adversely affect our revenues.

•	The mix of products sold and the mix of distribution channels through which they are sold. The mix of products sold can adversely affect our results. Margins vary within our newer and older products. If we fail to successfully sell our higher margin products, our gross margins may be lower than expected. In addition, some distribution channels have higher costs associated with sales. As a result, the mix of distribution channels may adversely affect operating income.

•	Our ability to maintain current OEM relationships with corporate partners. We purchase certain products from vendors and resell them to our customers. If we are unable to continue purchasing such products, or if the vendor increases its prices to us, we may not be able to continue offering these products for sale, or to maintain our competitive pricing, or our margins could decline.

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

We depend on a small number of customers for a substantial portion of our revenues. As a result, a loss or a significant reduction or delay in sales to any of our major customers could materially and adversely affect our revenues. Direct sales to Broad Band Technologies Corporation (BBT Japan) accounted for approximately 15% of our total revenues for 2002. During 2003 and 2004, no one customer accounted for more than 10% of our revenues but our largest six customers represented more than 25% of our revenues in the aggregate in both of these years. Unless and until we diversify and expand our customer base, our future success will significantly depend upon certain factors which are not within our control, including:

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

Our business and results of operations could be impacted by the implementation of Section 404 of Sarbanes-Oxley

If we are unable to complete our assessment as to the adequacy of our internal control over financial reporting in any future year-end as required by Section 404 of the Sarbanes-Oxley Act of 2002, or if such assessment is completed and material weaknesses are identified and reported, investors could lose confidence in the reliability of our financial statements, which could result in a decrease in the value of our Common Stock. As directed by Section 404 of the Sarbanes-Oxley Act of 2002, the Securities and Exchange Commission adopted rules requiring public companies to include a report of management on the company’s internal control over financial reporting in their annual reports on Form 10-K. This report is required to contain an assessment by management of the effectiveness of such company’s internal controls over financial reporting. In addition, the independent registered public accounting firm auditing a public company’s financial statements must also attest to and report on management’s assessment of the effectiveness of the company’s internal controls over financial reporting as well as the operating effectiveness of the company’s internal controls. While we expect to expend significant resources in developing the necessary documentation and conducting the testing procedures required by Section 404, there is a risk that we will not comply with all of the requirements imposed by Section 404 in future periods. If we fail to have an effectively designed and operating system of internal control, we will be unable to comply with the requirements of Section 404 in a timely manner. If we do not effectively complete our assessment or if our internal controls are not designed or operating effectively, our independent registered public accounting firm may either disclaim an opinion as it relates to management’s assessment of the effectiveness of its internal control or may issue a qualified opinion on the effectiveness of the our internal controls. This could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements, which could cause the market price of our Common Stock to decline and make it more difficult for us to finance our operations.

Management and our single largest stockholder may limit the ability of our other stockholders to influence the outcome of director elections and other stockholder matters.

Our executive officers, directors and principal stockholders and their affiliates beneficially owned approximately 32.88% of our outstanding shares of common stock as of March 7, 2005. As a result, these stockholders, if acting together, will exert substantial control over substantially all matters requiring approval by our stockholders.

Entities associated with Bricoleur Capital Management, LLC beneficially owned approximately 22.04% of our outstanding shares of common stock as of March 7, 2005 and may be able to exercise substantial control over us, subject to the fiduciary duties of its representatives on the board of directors under Delaware law. The interests of Bricoleur Capital Management, LLC may not always coincide with the interests of other stockholders.

Our dependence on development relationships could threaten our ability to sell products.

Our success is dependent upon our continued relationship with certain corporate partners In particular, if current or future corporate partners discontinue their support of products that we have developed in cooperation with them, fail to continue to develop product enhancements required to meet customer demand, fail to appropriately address performance issues related to products that we have developed in cooperation with them, face claims of infringement of third party intellectual property rights with respect to the technology included in products that we have developed in cooperation with them or fail to continue to support joint marketing programs, our ability to sell products that we have developed in cooperation with them would be hampered. Additionally, in the event that any of our significant relationships are terminated, we may not be able to replace them in a timely manner, if at all. In the event we are unable to renegotiate a new agreement with our corporate partners upon the expiration of any agreement, we might not be able to sustain or grow our business.

We depend on sole and single source suppliers, which exposes us to potential supply interruption.

We currently purchase a number of important parts, such as framers, semiconductors and embedded communications processors, from sole source vendors for which alternative sources are not currently available. Delays or interruptions in the supply of these components could result in delays or reductions in product shipments. The purchase of these components from outside suppliers on a sole source basis subjects us to risks, including the continued availability of supplies, price increases and potential quality assurance problems. We currently purchase key components for which there are currently no immediate substitutes available from approximately 62 vendors. All of these components are critical to the production of our products.

While alternative suppliers may be available to us, we must first identify these suppliers and qualify them. We cannot be certain that any such suppliers will meet our required qualifications or that we will be able to identify alternative suppliers in a timely fashion, if at all. We may not be able to obtain sufficient quantities of these components on the same or substantially the same terms. Consolidations involving suppliers could further reduce the number of alternatives for us and affect the cost of such supplies. An increase in the cost of such supplies could make our products less competitive with products that do not incorporate such components. Lower margins or less competitive product pricing could materially and adversely affect our business, financial condition and results of operation.

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

We currently have fourteen sales offices and subsidiaries in North America, Europe and Asia through which we market and sell our products. Sales to customers outside of the U.S. accounted for approximately 42% of revenue in 2002, 33% in 2003 and 40% in 2004. In 2004, approximately 97% of our sales were denominated in U.S. dollars. Our international operations subject us to risks which may cause our results of operations to fluctuate and to which we would not otherwise be exposed, such as:

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

Our success and ability to compete is substantially dependent upon our technology. A failure to protect our technology could result in competitors offering similar products, potentially resulting in a loss of competitive advantage and decreased revenues. We rely on a combination of patent, trademark, copyright and trade secret laws and non-disclosure agreements to protect such technology. Currently, we hold over 205 U.S. patents and have over 55 U.S. patent applications pending. However, we cannot be certain that patents will be issued with respect to any of our pending or future patent applications. In addition, we do not know whether any of our issued patents will be upheld as valid or that they will prevent the development of competitive products.

We seek to protect our intellectual property rights by limiting access to the distribution of our software, documentation and other proprietary information. If any third parties infringe our proprietary rights, such infringement could materially and adversely affect our competitive positions. As with our issued patents, we cannot be certain that the steps we have taken to protect our intellectual property will adequately prevent the misappropriation of any of our technology. Our competitors may independently develop technologies that are substantially equivalent or superior to our technologies. In addition, the laws of certain foreign countries do not protect our proprietary rights to the same extent, as do the laws of the U.S. Third parties may attempt to copy or reverse engineer aspects of our products or to obtain and use information that we regard as proprietary. Accordingly, we may not be able to protect our proprietary rights against unauthorized third party copying or use. Furthermore, as we take steps to protect our intellectual property, we may be subject to countersuits, which could adversely affect our operations.

We are also subject to the risk of adverse claims and litigation alleging infringement of the intellectual property rights of others. These claims may require us to enter into license arrangements or may result in protracted and costly litigation, regardless of the merits of such claims. We may not be able to obtain necessary licenses on commercially reasonable terms, if at all. From time to time, we receive and have received letters from others requesting licenses or indicating that our products may require a license. These letters are not uncommon in the industry, and these letters are dealt with according to normal business practices. In some cases these letters are followed up with formal legal action. For example, in July 2000, a third party filed suit against us and approximately ninety other defendants. The suit alleges that all the defendants are violating more than a dozen patents owned by the third party, which allegedly covers the field of “machine vision” used extensively in pick-and-place manufacturing of circuit boards and bar code scanning. We purchase this equipment from vendors, who we believe may have an obligation to indemnify us in the event that the equipment infringes any third party patents. The complaint does not specify which defendants or activities allegedly violated which particular patents. We have responded with a Motion for More Definite Statement designed to identify the allegedly infringing activities as well as the particular patents and claims allegedly being infringed by us. An earlier filed case with common factual and legal issues found that the third party patent claims were invalid, unenforceable and not infringed. This prior case has been appealed. We cannot assure you that we will prevail in this action and any adverse outcome could require us, among other things, to pay royalties to the third party patent owner. Given the lack of specificity in the complaint, it is not currently possible to calculate the potential for, or extent of, any liability resulting from this claim. We also cannot assure you that we will not receive other claims alleging infringement in the future.

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

We do not have any indebtedness as of December 31, 2004. We are exposed to changes in interest rates from investments in some held-to maturity securities. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes.

Item 8. Financial Statements and Supplementary Data

Our consolidated financial statements for each of the fiscal years in the three-year period ended December 31, 2004, together with the report thereon of PricewaterhouseCoopers LLP dated March 15, 2005, are included in this report commencing on page F-1 and are listed under Part IV, Item 15 of this report.

Item 9: Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A: Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934 (the “Exchange Act”) under the supervision and with the participation of our chief executive officer, chief financial officer and other members of our management team. Any system of controls can provide only reasonable, and not absolute, assurance that the objectives of the control system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Based upon the evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, the chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2004 in timely alerting them to material information required to be included in our Exchange Act filings.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control – Integrated Framework”. Based on this assessment, management concluded that, as of December 31, 2004, our internal control over financial reporting was effective.

Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting during the quarter ended December 31, 2004, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting

Item 9B: Other Information

None.

PART III

Item 10: Directors and Executive Officers of the Registrant

We will provide information relating to our directors and executive officers under the captions “Proposal – Election of Directors – Nominees,” “—Information Regarding Nominees and Continuing Directors” and “—Executive Officers” in our proxy statement for the 2005 annual meeting of stockholders to be held on May 11, 2005. We will provide information regarding compliance with Section 16(a) of the Securities and Exchange Act of 1934 by our directors and executive officers and beneficial owners of more than 10% of our common stock under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement. All of that information is incorporated in this Item 10 by reference.

Code of Ethics

We have adopted a Code of Ethics that applies to all employees. A copy of our Code of Ethics is available on our website www.paradyne.com, free of charge.

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

Item 14: Principal Accountant Fees and Services

We will provide information regarding the fees we paid to our independent auditors, PricewaterhouseCoopers LLP, during the last two fiscal years and certain other related information under the caption “Independent Registered Public Certified Accounting Firm – Services and Fees of PricewaterhouseCoopers LLP” in the Proxy Statement. That information is incorporated in this Item 14 by reference.

PART IV

Item 15: Exhibits, Financial Statement Schedules, and Reports On Form 8-K

The following exhibits are either (i) filed with this report or (ii) have previously been filed with the Securities and Exchange Commission and are incorporated in this Item 15 by reference to those prior filings. Previously filed registration statements and reports which are incorporated by reference are identified in the column captioned “SEC Document Reference”. We will furnish any exhibit upon request to Patrick M. Murphy, our Senior Vice President, Chief Financial Officer, Treasurer and Secretary, 8545 126th Avenue North, Largo, Florida 33773. We charge $.50 per page to cover expenses of copying and mailing.

Exhibit Number	Description	SEC Document Reference

2.1	Asset Purchase Agreement dated as of July 24, 2004 by and among Paradyne Networks, Inc. (“Paradyne”), Net to Net Technologies, Inc., Net to Net Technologies Ltd., Net to Net Technologies GmbH and for the limited purposes stated therein, certain stockholders of Net to Net Technologies, Inc., as amended on August 3, 2004.	Exhibit 2.1 of Paradyne’s Form 8-K Current Report filed on August 16, 2004.

3.1	Amended and Restated Certificate of Incorporation, as amended.	Exhibit 3.1 from Paradyne’s Form 10-K filed on April 1, 2002.

3.2	Amended and Restated Bylaws, as amended.	Exhibit 4.2 from Paradyne’s Registration Statement on Form S-4 (No. 333-76814).

4.1	Reference is made to Exhibits 3.1 and 3.2.

4.2	Specimen Stock Certificate.	Exhibit 4.2 from Paradyne’s Registration Statement on Form S-1 (No. 333-76385) or amendments thereto.

10.1	Amended and Restated 1996 Equity Incentive Plan.	Exhibit 10.1 from Paradyne’s Registration Statement on Form S-1 (No. 333-76385) or amendments thereto.

10.2	Amendment to 1996 Equity Incentive Plan filed as Exhibit 10.1.	Exhibit 10.1 from Paradyne’s Form 10-Q filed on August 14, 2000.

10.3	Paradyne Networks, Inc. 2000 Broad-Based Stock Plan.	Exhibit 10.1 from Paradyne’s Form 10-Q filed on November 8, 2000.

10.4	Form of Stock Option Agreement pursuant to the 1996 Equity Incentive Plan.	Exhibit 10.2 from Paradyne’s Registration Statement on Form S-1 (No. 333-76385) or amendments thereto.

10.5	Amendment to Form of Stock Option Agreement with Sean E. Belanger and Patrick M. Murphy.	Exhibit 10.5 from Paradyne’s Form 10-K filed on April 2, 2001.

10.6	Form of Stock Option Agreement under the Paradyne Networks, Inc. 2000 Broad-Based Stock Plan.	Exhibit 99.2 from Paradyne’s Registration Statement on Form S-8 filed on March 20, 2001.

10.8	Form of Early Exercise Stock Purchase Agreement.	Exhibit 10.3 from Paradyne’s Registration Statement on Form S-1 (No. 333-76385) or amendments thereto.

10.9	1999 Employee Stock Purchase Plan and related offering documents.	Exhibit 99.1 from Paradyne’s Registration Statement on Form S-8 filed on April 26, 2001.

10.10	1999 Non-Employee Director’s Stock Option Plan.	Exhibit 10.5 from Paradyne’s Registration Statement on Form S-1 (No. 333-76385) or amendments thereto.

10.11	Lease Agreement between Paradyne and Shav Associates, dated October 8, 1996 (“Shav Lease Agreement”).	Exhibit 10.8 from Paradyne’s Registration Statement on Form S-1 (No. 333-76385) or amendments thereto.

10.12	Mutual Release and Surrender Agreement between Paradyne and Shav Associates, dated March 20, 2001, to Shav Lease Agreement.	Exhibit 10.17 from Paradyne’s Form 10-K filed on April 2, 2001.

10.13	Lease Agreement between Paradyne and Townsend Property Trust Lease, dated June 27, 1997 (“Townsend Lease Agreement”).	Exhibit 10.11 from Paradyne’s Registration Statement on Form S-1 (No. 333-76385) or amendments thereto.

10.14	Second Amendment to Towsend Lease Agreement, dated April 5, 2000.	Exhibit 10.19 from Paradyne’s Form 10-K filed on April 2, 2001.

10.15	Key Employee Agreement between Paradyne and Patrick Murphy, dated August 1, 1996.	Exhibit 10.15 Paradyne’s Registration Statement on Form S-1 (No. 333-76385) or amendments thereto.

10.16	Employment Agreement between Paradyne and Patrick Murphy, dated December 8, 2000.	Exhibit 10.24 from Paradyne’s Form 10-K filed on April 2, 2001.

10.18	Key Employee Agreement between Paradyne and Sean E. Belanger, dated April 30, 2000.	Exhibit 10.1 from Paradyne’s Form 10-Q filed on May 15, 2000.

10.19	Employment Agreement between Paradyne and Sean E. Belanger, dated December 8, 2000.	Exhibit 10.28 from Paradyne’s Form 10-K filed on April 2, 2001.

Exhibit Number	Description	SEC Document Reference
10.20	Change in Control Agreement between Paradyne and Sean E. Belanger.	Exhibit 10.17 from Paradyne’s Registration Statement on Form S-1 (No. 333-76385) or amendments thereto.

10.21+	Supply Agreement between Paradyne and Lucent Technologies, Inc., dated July 31, 1996.	Exhibit 10.30 from Paradyne’s Registration Statement on Form S-1 (No. 333-76385) or amendments thereto.

10.22+	Exclusivity and Amendment Agreement between Paradyne, Lucent Technologies, Inc. and GlobeSpan Semiconductor, Inc., dated August 6, 1998.	Exhibit 10.31 from Paradyne’s Registration Statement on Form S-1 (No. 333-76385) or amendments thereto.

10.23+	Noncompetition Agreement between Paradyne, Communication Partners, L.P., Lucent Technologies, Inc. and GlobeSpan Semiconductor, Inc., dated July 31, 1996.	Exhibit 10.32 from Paradyne’s Registration Statement on Form S-1 (No. 333-76385) or amendments thereto.

10.24	Trademark and Patent Agreement between Paradyne, Lucent Technologies, Inc. and GlobeSpan Semiconductor, Inc. dated July 31, 1996.	Exhibit 10.33 from Paradyne’s Registration Statement on Form S-1 (No. 333-76385) or amendments thereto.

10.25	Tax Matters Agreement between Paradyne, Lucent Technologies, Inc., and GlobeSpan Semiconductor, Inc., dated July 31, 1996.	Exhibit 10.34 from Paradyne’s Registration Statement on Form S-1 (No. 333-76385) or amendments thereto.

10.26	Intellectual Property Agreement between Paradyne, Lucent Technologies. Inc. and GlobeSpan Semiconductor, Inc., dated July 31, 1996.	Exhibit 10.35 from Paradyne’s Registration Statement on Form S-1 (No. 333-76385) or amendments thereto.

10.27+	OEM Agreement between Paradyne and Xylan Corporation, dated March 16, 1999.	Exhibit 10.36 from Paradyne’s Registration Statement on Form S-1 (No. 333-76385) or amendments thereto.

10.28+	Distribution Agreement between Paradyne and Tech Data Corporation, dated September 21, 1993.	Exhibit 10.37 from Paradyne’s Registration Statement on Form S-1 (No. 333-76385) or amendments thereto.

10.29+	OEM Agreement between Paradyne and Premisys Communications, Inc., dated December 4, 1992.	Exhibit 10.38 from Paradyne’s Registration Statement on Form S-1 (No. 333-76385) or amendments thereto.

10.30	Network Management Partners Agreement between Paradyne and Ascend Communications, Inc., dated November 3, 1998.	Exhibit 10.39 from Paradyne’s Registration Statement on Form S-1 (No. 333-76385) or amendments thereto.

10.31+	Joint Development and Distribution Agreement between Paradyne and AG Communication Systems Corporation, dated June 10, 1998.	Exhibit 10.40 from Paradyne’s Registration Statement on Form S-1 (No. 333-76385) or amendments thereto.

10.32+	Amendment to Supply Agreement between Paradyne and Lucent Technologies, Inc., dated as of May 5, 1999.	Exhibit 10.43 from the Paradyne’s Registration Statement on Form S-1 (No. 333-76385) or amendments thereto.

10.33	Amendment No. 1 to Contribution Agreement dated as of December 27, 2001 by and between Elastic Networks, Inc. and Nortel Networks Inc.	Exhibit 99.7 from Elastic Networks Inc.’s Form 8-K filed on December 31, 2001.

10.34	Intellectual Property Transfer and License Agreement dated as of May 12, 1999 by and between Elastic Networks Inc. and Nortel Networks Inc.	Exhibit 10.3 from Elastic Networks Inc’s Registration Statement on Form S-1 (No. 333-40500) or amendments thereto.

10.35	Amendment No. 1 to Intellectual Property Transfer and License Agreement dated as of December 27, 2001 by and between Elastic Networks Inc. and Nortel Networks Inc.	Exhibit 99.8 from Elastic Networks Inc.’s Form 8-K filed on December 31, 2001.

10.36	Patent Transfer and License Agreement dated as of May 12, 1999 by and between Elastic Networks Inc. and Nortel Networks Inc.	Exhibit 10.2 from Elastic Networks Inc’s Registration Statement on Form S-1 (No. 333-40500) or amendments thereto.

10.37	Amendment No. 1 to Patent Transfer and License Agreement dated as of December 27, 2001 by and between Elastic Networks Inc. and Nortel Networks Inc.	Exhibit 99.9 from Elastic Networks Inc.’s Form 8-K filed on December 31, 2001.

10.38	Letter Agreement dated as of September 14, 2001 by and between Elastic Networks Inc. and Nortel Networks Inc.	Exhibit 10.54 from Paradyne’s Form 10-K filed on April 1, 2002.

10.39	Modification of Letter Agreement dated as of December 27, 2001 by and between Elastic Networks Inc. and Nortel Networks Inc.	Exhibit 99.10 from Elastic Networks Inc.’s Form 8-K filed on December 31, 2001.

Exhibit Number	Description	SEC Document Reference
10.40	Form of Director Indemnification Agreement by and between Paradyne and each of Sean E. Belanger, Scott Chandler, Thomas E. Epley, Keith B. Geeslin, William R. Stensrud and David Walker dated as of October 12, 2004,	Exhibit 10.1 of the Company’s Form 8-K Current Report filed on October 15, 2004.

10.41	Indemnification Agreement by and between Paradyne and Patrick M. Murphy dated as of October 12, 2004,	Exhibit 10.2 of the Company’s Form 8-K Current Report filed on October 15, 2004.

21.1*	List of Subsidiaries of Paradyne Networks, Inc.

23.1*	Consent of PriceWaterhouseCoopers LLP, Independent Registered Public Certified Accounting Firm.

23.2*	Consent of American Appraiser Associates, Independent Appraiser.

24.1*	Power of Attorney is included on the signature pages to this report

31.1*	Certification of Chief Executive Officer of Paradyne, Pursuant to 18. U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer of Paradyne, Pursuant to 18. U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer of Paradyne, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer of Paradyne, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed with this report.
+	Confidential treatment has been granted for certain portions which have been omitted in the copy of the exhibit filed with the Securities and Exchange Commission. The omitted information has been filed separately with the Securities and Exchange Commission pursuant to the application for confidential treatment.

(c)	Exhibits

See Item 15(a) above.

(d)	Financial Statement Schedules filed as Part of This Report.

See Item 15(a) above

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PARADYNE NETWORKS, INC.

By:	/s/ Sean E. Belanger
President and Chief Executive Officer

March 15, 2005
Date

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS that each of the undersigned officers and directors of Paradyne Networks, Inc., a Delaware corporation, for himself and not for one another, does hereby constitute and appoint Sean E. Belanger and Patrick M. Murphy and each of them, a true and lawful attorney in his name, place and stead, in any and all capacities, to sign his name to any and all amendments to this Annual Report on Form 10-K, and to cause the same (together with all Exhibits thereto) to be filed with the Securities and Exchange Commission, granting unto said attorneys and each of them full power and authority to do and perform any act and thing necessary and proper to be done in the premises, as fully to all intents and purposes as the undersigned could do if personally present, and each of the undersigned for himself hereby ratifies and confirms all that said attorneys or any one of them shall lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1933, this report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Sean E. Belanger Sean E. Belanger	Chairman of the Board, President, Chief Executive Officer and Director (Principal Executive Officer)	March 15, 2005 Date

/s/ Patrick M. Murphy Patrick M. Murphy	Senior Vice President, Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer and Principal Accounting Officer)	March 15, 2005 Date

/s/ Scott Chandler Scott Chandler	Director	March 5, 2005 Date

/s/ Thomas E. Epley Thomas E. Epley	Director	March 5, 2005 Date

/s/ Keith G. Geeslin Keith G. Geeslin	Director	March 11, 2005 Date

/s/ William R. Stensrud William R. Stensrud	Director	March 14, 2005 Date

/s/ David F. Walker David F. Walker	Director	March 9, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC CERTIFIED ACCOUNTING FIRM

To the Board of Directors and Stockholders of Paradyne Networks, Inc.:

We have completed an integrated audit of Paradyne Networks, Inc.’s 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 and audits of its 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements and financial statement schedule listed in the index appearing under Item 15, present fairly, in all material respects, the financial position of Paradyne Networks, Inc. and its subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control – Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP
PriceWaterhouseCoopers LLP

Tampa, Florida
March 15, 2005

Paradyne Networks, Inc.

Consolidated Balance Sheets

(In Thousands, Except Share Data)

	December 31,
	2003	2004
Assets
Current assets:
Cash and cash equivalents	$46,775	$43,832
Accounts receivable, less allowance for doubtful accounts of $1,346 and $814 respectively	7,119	16,904
Inventories	16,419	17,193
Prepaid expenses and other current assets	1,578	1,246

Total current assets	71,891	79,175
Property, plant and equipment, net	5,595	3,495
Intangible assets, net (Note 6)	4,869	7,160
Other assets	87	471

Total assets	$82,442	$90,301

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,486	$7,296
Payroll and benefit related liabilities	2,636	2,214
Other current liabilities	4,745	6,826

Total current liabilities	12,867	16,336

Total liabilities	12,867	16,336

Commitments and contingencies (Notes 2, 3, 9 and 12)

Stockholders’ equity:
Preferred stock, par value $0.001; 5,000,000 shares authorized, none issued or outstanding	—	—
Common stock, par value $.001; 80,000,000 shares authorized, 44,486,373 and 46,530,912 shares issued and outstanding as of December 31, 2003 and 2004, respectively	44	47
Additional paid-in capital	141,912	149,037
Deferred stock compensation	(333)	(146)
Accumulated deficit	(72,560)	(75,704)
Notes receivable for common stock	(16)	(16)
Accumulated other comprehensive income	528	747

Total stockholders’ equity	69,575	73,965

Total liabilities and stockholders’ equity	$82,442	$90,301

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

Paradyne Networks, Inc.

Consolidated Statements of Operations

(In Thousands, Except Share Data)

	Years Ended December 31,
	2002	2003	2004
Revenues:
Sales	$105,584	$73,378	$96,393
Service	5,698	7,097	5,895
Royalties	982	800	0

Total revenues	112,264	81,275	102,288

Cost of sales: (1)
Equipment	56,603	41,754	60,143
Service	1,348	2,231	1,994

Total cost of sales	57,951	43,985	62,137

Gross margin	54,313	37,290	40,151

Operating Expenses:
Research & development (includes $2,830 and $927 of purchased in-process R&D in 2002 and 2004, respectively) (1)	28,115	19,313	16,950
Selling, general & administrative expenses (1)	34,691	27,400	24,557
Amortization of intangible assets	983	1,222	1,572
Impairment of intangible assets	6,681	—	—
Restructuring charges	3,315	1,900	1,710
Other operating income, net	—	—	(800)

Total operating expenses	73,785	49,835	43,989

Operating loss	(19,472)	(12,545)	(3,838)

Other (income) expenses ( Note 2)
Interest, net	(790)	(610)	(653)
Other, net	(37)	95	(41)

Net loss before provision for income taxes	(18,645)	(12,030)	(3,144)

Benefit for income taxes	(1,488)	—	—

Net loss	$(17,157)	$(12,030)	$(3,144)

Basic loss per common share	$(0.42)	$(0.28)	$(0.07)

Weighted average number of common shares outstanding	40,936	43,389	45,614

Diluted loss per common share	$(0.42)	$(0.28)	$(0.07)

Weighted average number of common shares outstanding	40,936	43,389	45,614

(1) Amounts include stock-based compensation as follows:

Cost of sales	$6	$—	$—
Research and development	180	112	81
Selling, general and administrative	344	166	60

	$530	$278	$141

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

Paradyne Networks, Inc.

Consolidated Statements Of Changes In Stockholders’ Equity And Comprehensive Income (Loss)

(In Thousands, Except Share Data)

	Comprehensive Income (Loss)	Common Stock		Additional Paid-In Capital	Deferred Stock Compensation	Retained Earnings (Deficit)	Notes Receivable for Stock	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
		Shares	Amount
Balance, December 31, 2001	$(23,653)	33,266,780	$33	$104,996	$(337)	$(43,373)	$(352)	$230	$61,197

Proceeds from exercise of stock options		1,971,788	2	3,809					3,811
Tax benefit from loss carryback				725					725
Acquisition of Business for Stock		7,623,875	8	28,742					28,750
Deferred stock compensation				1,210	(1,210)				—
Amortization of deferred stock compensation					530				530
Net loss	(17,157)					(17,157)			(17,157)
Notes Receivable for stock							238		238
Cumulative translation adjustment	(99)							(99)	(99)

Balance, December 31, 2002	$(17,256)	42,862,443	$43	$139,482	$(1,017)	$(60,530)	$(114)	$131	$77,995

Proceeds from exercise of stock options		1,623,930	1	2,835					2,836
Deferred stock compensation				(405)	405				—
Amortization of deferred stock compensation					279				279
Net loss	(12,030)					(12,030)			(12,030)
Notes Receivable for stock							98		98
Cumulative translation adjustment	397							397	397

Balance, December 31, 2003	$(11,633)	44,486,373	$44	$141,912	$(333)	$(72,560)	$(16)	$528	$69,575

Proceeds from exercise of stock options		1,439,700	2	3,736					3,738
Deferred stock compensation				(46)	46				—
Acquisition of business for stock		604,839	1	3,435					3,436
Amortization of deferred stock compensation					141				141
Net loss	(3,144)					(3,144)			(3,144)
Cumulative translation adjustment	219							219	219

Balance, December 31, 2004	$(2,925)	46,530,912	$47	$149,037	$(146)	$(75,704)	$(16)	$747	$73,965

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements

Paradyne Networks, Inc.

Consolidated Statements of Cash Flows

(In Thousands, except share data or as otherwise noted)

	Years Ended December 31,
	2002	2003	2004
Cash flows provided by (used in) operating activities:
Net loss	$(17,157)	$(12,030)	$(3,144)
Adjustments to reconcile net loss to cash provided by
Income from sale of previously reserved inventory	(6,179)	(2,431)	—
(Gain)/loss on sale of assets	189	317	(5)
Decrease in allowance for bad debts	(723)	(881)	(622)
Depreciation and amortization	8,167	6,703	4,976
Purchased in-process research & development	2,830	—	927
Impairment of intangible assets	6,681	—	—
(Increase) decrease in assets, net of acquisitions:
Receivables	5,328	6,834	(7,933)
Accounts receivable from affiliates	72	(15)	38
Income tax receivable	792	5	—
Restricted cash committed for inventory purposes	5,067	—	—
Inventories	11,798	2,673	1,488
Prepaid expenses and other current assets	(1,154)	1,328	609
Other long-term assets	434	345	(384)
Increase (decrease) in liabilities, net of acquisitions:
Accounts payable	(6,663)	(847)	1,010
Payroll and related liabilities	(3,869)	(809)	(822)
Other current liabilities	(2,832)	(4,342)	999
Other long term liabilities	(144)	—	—

Net cash provided by (used in) operating activities	2,637	(3,150)	(2,863)

Cash flows provided by (used in) investing activities:
Cash used to acquire net assets of business	(3,225)	—	(3,437)
Cash acquired in business acquisition	8,814	—	100
Purchases of available-for-sale securities	(53,475)	(42,400)	(103,100)
Sales of available-for-sale securities	21,175	74,700	103,100
Capital expenditures	(1,785)	(735)	(716)
Proceeds from sale of property, plant and equipment	44	18	16

Net cash provided by (used in) investing activities	(28,452)	31,583	(4,037)

Cash flows provided by (used in) financing activities:
Proceeds from stock	4,062	2,935	3,738
Repayment of other debt obligations	(608)	(396)	—

Net cash provided by (used in) financing activities	3,454	2,539	3,738

Effect of foreign exchange rate changes on cash	(99)	397	219

Net increase (decrease) in cash and cash equivalents	(22,460)	31,369	(2,943)
Cash and cash equivalents at beginning of year	37,866	15,406	46,775

Cash and cash equivalents at end of year	$15,406	$46,775	$43,832

Supplemental disclosures of cash flow information:
Cash paid (received), net, for:
Interest	$(751)	$(653)	$(654)

Income taxes	$(1,718)	$78	$122

Non-cash transactions:
Acquisition of business for stock and/or warrants	$28,742	$—	$3,436

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

Liquidity

The Company has incurred net losses in each of the three years presented in these consolidated financial statements due to the slowdown in the telecommunications environment. At December 31, 2004, management believes that available cash and cash equivalents together with future cash flow from operations will be sufficient to meet the Company’s obligations for the foreseeable future.

2. Summary of Significant Accounting Policies

The significant accounting principles and practices used in the preparation of the accompanying consolidated financial statements are summarized below:

Principles of Consolidation

The accompanying consolidated financial statements include the results of the Company and its wholly-owned subsidiaries: Paradyne Corporation; Paradyne Canada Ltd.; Paradyne International Ltd.; Paradyne Worldwide Corp.; Ark Electronic Products, Inc.; Paradyne Finance Corporation; Paradyne Services, LLC; Elastic Networks Inc., Communications Equipment Corporation; Paradyne International Sales Ltd. and Paradyne Networks do Brazil LTDA. Intercompany accounts and transactions have been eliminated in consolidation. The Company has no Variable Interest Entities.

Revenue Recognition

Revenue from equipment sales is generally recognized when the following has occurred: evidence of a sales arrangement exists, delivery has occurred or services have been rendered; the price to the buyer is fixed or determinable; and collectibility is reasonably assured. Revenue from services, which consists mainly of repair of out-of-warranty products, is recognized when the services are performed and all substantial contractual obligations have been satisfied. Amounts billed to customers in sales transactions related to shipping and handling are classified as product revenue and the related costs are included in product cost of sales. Royalty revenue is recognized when the Company has completed delivery of technical specifications and performed substantially all required services under the related agreement.

The Company’s standard Distribution Agreement with its distributors establishes prices to be charged for its Products by reference to a distributor price list, and provides a notice period for increases or decreases of prices. Special pricing arrangements and incentive offerings have generally been special offers to induce a customer to purchase products. These incentives have been in the form of a cash discount and are offered to induce a customer to purchase a specific product (e.g. new product introduction). Customer incentives would be specific to the size of the sale and the product involved.

The Company’s standard agreement passes title to the distributor at Paradyne’s factory and risk of loss when picked up at Paradyne’s factory by a transportation agent. Payment is due from the distributor in 30 days. Warranty terms are also provided. Distributors are allowed to sell to smaller distributors and resellers but not to end users. Minimum sales quotas to qualify as a distributor are also established.

The Company’s standard agreements with its network service providers (NSPs) establish prices to be charged for its Products. The Company’s standard agreement passes title and risk of loss to the NSP when shipped from Paradyne’s factory. Payment is due from the customer in 30 days. Warranty terms are also provided. The Company’s arrangements with its value added resellers (VARs) establish prices to be charged for its products by reference to a VAR price list, and provide a notice period for increases or decreases of prices. The Company’s standard agreement passes title to the VAR at Paradyne’s factory and risk of loss when picked up at Paradyne’s factory by a transportation agent. Payment is due from the VAR in 30 days. Warranty terms are also provided. VARs are allowed to sell to Network Service Providers (NSPs), Competitive Local Exchange Carriers (CLECs), independent telephone companies (ISPS), and end users. The business obligations of each party to the agreement are also detailed in the agreement.

The Company has a stock rotation program for distributors allowing them to return new products in an aggregate amount equal to 10% of the total aggregate purchase price delivered over the three preceding months. The distributor must submit an order for an equivalent (or greater) amount of new purchases of products at the time of the requested stock rotation. The Company’s average historical return rate under the stock rotation program has been 7% of sales revenue and this rate is a reliable return rate to use in estimating product returns in accordance with SFAS 48. A reserve is recorded and maintained for estimated product returns and the Company issues a credit when the stock rotation item is returned.

The Company also has two smaller incentive programs for price protection and volume incentive rebates for distributors. It provides a price protection program to distributors and VARs who stock its product for resale whereby in the event of a price reduction the reseller is provided a credit equal to the difference between the invoiced price and the new price, and is limited to the units of the product on hand and purchased over the past 180 days. The Company is able to estimate price protection credits because it tracks inventory of the price reduced product at its resellers’ locations prior to reducing prices. The Company allows distributors a volume incentive rebate based on the achievement of quarterly objectives as set forth in agreements with the distributor. These quarterly rebates are based on a percentage of quarterly sales.

The Company enters into maintenance agreements with many of its customers. The customer pays the Company to provide maintenance in case out-of-warranty equipment purchased from the Company needs repair. These services are billed to the customer at the beginning of the maintenance period. Revenue is deferred until earned by the Company. See discussion of product warranty below.

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

Available-for-Sale Securities

The Company often invest some of its available cash in auction rate securities on which the interest rates are reset in periods of less than 90 days. These auction rate securities derive their value from underlying securities having maturities in excess of 90 days. The Company normally invests in these securities for a period of less than 30 days at which time the interest rates are reset. At the time the interest rate is reset, the auction rate security is sold and the Company either purchases the same or a similar type of auction rate security for another short period. Historically the Company has classified such securities as cash or cash equivalents because the periods until the interest rate resets and the securities sold has been less than 90 days. Based on a review of the underlying security, the Company has reclassified these auction rate securities as available for sale investments. Since the Company did not own any of these securities at either December 31, 2003 or 2004 no such investments are included on the consolidated balance sheets. The Company did, however, invest in auction rate securities during the period from December 31, 2002 through most of 2004. The Company has also made corresponding adjustments to its Consolidated Statement of Cash Flows for the years ended December 31, 2002 and 2003, to reflect the gross purchases and sales of these securities as investing activities rather than as a component of cash and cash equivalents. This change in classification does not affect previously reported cash flows from operations or from financing activities in its previously reported Consolidated Statements of Cash Flows, or its previously reported Consolidated Statements of Income for any period.

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

The Company sells products to value added distributors and other customers and extends credit based on an evaluation of the customer’s financial condition, generally without requiring collateral. Exposure to losses on receivables is principally dependent on each customer’s financial condition. The Company monitors its exposure for credit losses and maintains allowances for anticipated losses. Accounts receivables from two customers were approximately 21% and 12% of net accounts receivable at December 31, 2003. There were no customers in 2004 with an accounts receivable balance greater than or equal to 10% of net accounts receivables. Sales to one customer were approximately 15% of total revenues for the year ended December 31, 2002. There were no customers in 2003 or 2004 with a 10% or greater concentration of total revenues.

There were no vendors in 2003 or 2004 with a 10% or greater concentration of total purchases.

The Company operates in a single business segment because the Company’s business segment is the total company. The Company’s management does not have a lower level of cash flows and does not make its business decisions based on any lower level of financial information than at the Company’s enterprise level. Cash supplied to the Company’s foreign locations is only supplied to meet operating expense needs and all revenue contracts and shipment of goods is controlled from the Company’s Largo, Florida headquarters. International sales accounted for approximately 42%, 33% and 40% of total revenues during the years ended December 31, 2002, 2003 and 2004, respectively. Following is a summary of domestic and international revenues and long-lived assets for the years ended and as of December 31, 2002, 2003 and 2004:

	Revenues (a) Year Ended December 31,
	2002	2003	2004
Geographic Information
United States	$64,887	$54,782	$61,762
Japan	19,043	1,982	1,797
Canada	5,991	7,160	6,851
China	7,548	4,830	3,769
Other foreign countries	14,795	12,521	28,109

Total	$112,264	$81,275	$102,288

	Long-Lived Assets Year Ended December 31,
	2003	2004
Geographic Information
United States	$5,617	$3,927
Japan	14	4
Canada	2	0
China	12	8
Other foreign countries	37	27

Total	$5,682	$3,966

(a)	Revenues are attributed to countries based on location of customer.

Fair Value of Financial Instruments

The carrying value of the Company’s financial instruments, which includes cash and cash equivalents, short-term investments, receivables, accounts payable and accrued expenses, approximates fair value due to the short-term maturities of those instruments.

Inventories

The cost of inventory includes material, labor and manufacturing overhead. Cost is determined on a first-in, first-out basis. The Company evaluates its inventory for excess and obsolescence on a quarterly basis. In preparing its evaluation, the Company looks at the expected demand for its products for the next six to twelve months in order to determine whether or not such raw materials, WIP and finished goods require an increase in the inventory reserve in order to record the inventory at net realizable value. After discussions with the senior management team, a reserve is established so that inventory is appropriately stated at the lower of cost or market.

Intangible Assets

Intangible assets, which consist of developed technology (including patents) and purchased customer relationships are included in “Intangible Assets, net” as of December 31, 2003 and 2004 (See Note 6). On August 3, 2004, the Company purchased substantially all of the assets and assumed certain liabilities of Net to Net Technologies, Inc. (“Net to Net”). (See Note 14 for a complete description of the transaction terms). The amounts assigned to developed technology and purchased customer relationships were based on an appraisal by an independent valuation company. In conjunction with the recording of the acquisition of Net to Net, the Company assigned $0.9 million to purchased in-process research and development based on replacement cost, which was written off during the third quarter of 2004 and reported as part of research and development. None of the in-process research and development projects had reached technological feasibility at the acquisition date. Also included in intangible assets are the developed technology and purchased customer relationships intangibles resulting from the acquisition of 100% of the capital stock of Elastic Networks in exchange for 7,623,875 shares of the common stock of the Company in March 2002 (See Note 14). The amounts assigned to developed technology and purchased customer relationships, at the acquisition date, were based on an appraisal by an independent valuation company. The Company assigned $2.8 million to purchased in-process research and development based, in part, on discounted cash flows and the remainder on replacement costs. Development of the Etherloop technology was approximately 25% completed at the acquisition date and the Bitstorm 2400 was approximately 60% complete. Neither the Etherloop nor the Bitstorm 2400 had reached technological feasibility. The $2.8 million purchased in-process research and development was written off during the first quarter of 2002 and reported as part of research and development. Additionally, upon the acquisition of Elastic Networks, $6.7 million was assigned to goodwill. The entire $6.7 million amount, however, was written off and recorded as impairment to goodwill in December 2002. The intangible assets resulting from both the Elastic Networks and the Net to Net acquisitions were identified and fair value methodologies were employed by an independent appraisal firm in valuing these intangibles.

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

Stock Options

Employee stock options granted continue to be accounted for under Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. Because the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is generally recognized under APB No. 25. The following table displays pro forma information as if the provisions of SFAS No. 123, as amended by SFAS No. 148, had been applied to all employee stock options granted:

	2002	2003	2004
Net income (loss), as reported	(17,157)	(12,030)	(3,144)
Add: Stock-based employee compensation expense included in reported net income, net of related taxes	530	279	141
Deduct: Total stock-based employee compensation expense determined under fair-value based method for all awards, net of related tax effects	10,770	10,268	5,633

Pro forma net loss	(27,397)	(22,019)	(8,636)

Loss per share:
As reported	$(0.42)	$(0.28)	$(0.07)

Pro forma basic	$(0.67)	$(0.51)	$(0.19)

Pro forma diluted	$(0.67)	$(0.51)	$(0.19)

Impairment of Long-Lived Assets

The Company evaluates the recoverability of its long-lived assets whenever adverse events or changes in business climate indicate that the expected undiscounted future cash flows from the related asset may be less than previously anticipated. If the net book value of the related asset exceeds the undiscounted future cash flows of the asset, the carrying amount would be reduced to the present value of its expected discounted future cash flows and an impairment loss would be recognized in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets.” As of December 31, 2003 and 2004, management does not believe that an impairment reserve is required.

Research and Development Costs

Research and development costs are expensed as incurred.

Product Warranty

The Company generally provides a return to factory warranty for a period of one year from the date of sale. A current charge to income is recorded at the time of sale to reflect the amount the Company estimates will be needed to cover future warranty obligations for products sold during the year. The accrued liability for warranty costs is included in the caption “other current liabilities” in the accompanying consolidated balance sheets. The estimate of such costs is based upon historical and anticipated requirements. The following table summarizes the activity for the product warranty reserve for 2003 and 2004:

	2003	2004
Beginning balance	$1,416	$747
Charges to costs and expenses	653	695
Additions to reserves as part of Net to Net acquisition	—	107
Product warranty expenses charged against reserve	(649)	(563)
Adjustment for changes in estimates	(673)	(66)

Ending balance	$747	$920

The adjustment for the change in estimates for 2003 resulted from the Company changing the warranty period for products sold to most of its customers from two years to one, resulting in an accrual reduction. Additionally, an adjustment was made to reduce the warranty accrual that was recorded by the Company as part of the acquisition of Elastic Networks in 2002.

Income Taxes

The Company accounts for income taxes under the provisions of SFAS No. 109, “Accounting for Income Taxes”, which requires use of the asset and liability method of accounting for deferred income taxes. Since the Company has incurred large net losses for several consecutive years, which can be only carried forward to future years for income tax purposes, there is no reasonable assurance that any income tax benefit from these losses will be realizable. Therefore, the Company has established a valuation allowance for the full amount of the deferred tax asset.

Loss Per Share

Basic loss per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the year. Diluted earnings per share assumes the exercise of stock options for which market price exceeds exercise price, less shares assumed purchased by the Company with related proceeds and associated tax benefits.

Options of 14,939,106, 12,618,838 and 12,644,754 for 2002, 2003 and 2004, respectively, are not included in the 2002, 2003 and 2004 calculation of diluted loss per share due to their antidilutive effect.

Advertising expenses

The Company accounts for advertising costs as expense in the period in which they are incurred. Advertising expense for the years ended December 31, 2002, 2003 and 2004 was $906, $680 and $518, respectively.

Other Income and Expense

Other (income) and expense is comprised of the following:

	2002	2003	2004
Interest (income)	(892)	(613)	(656)
Interest expense	102	3	3

Net interest	(790)	(610)	(653)

Foreign exchange (gain) loss	(101)	218	155
Other (income)	(6)	(123)	(196)
Other expense	70	—	—

Net other	(37)	95	(41)

Foreign Currency

The local currency is the functional currency of each of the foreign subsidiaries and foreign branches. Assets and liabilities of the Company’s foreign subsidiaries and foreign branches are translated using fiscal year-end exchange rates, and revenue and expenses are translated using average exchange rates prevailing during the year. The effects of translating foreign subsidiaries’ financial statements are recorded as a separate component of stockholders’ equity. In addition, included in other (income) expense is a realized currency gain of $101 for 2002 and realized currency losses of $218 and $155 for 2003 and 2004, respectively.

Reclassifications

Certain prior year amounts have been reclassified for comparative purposes. The Company reclassified the classification of amortization of deferred stock compensation, which had been combined with amortization of intangible assets in the 2002 and 2003 Consolidated Statement of Operations, to cost of sales, research and development and selling general and administrative expenses to conform to its current year’s presentation. The amounts previously included in amortization of deferred stock compensation in 2002 and 2003 and that would have been included in 2004 had the reclassification not been made are disclosed in footnote 1 on the face of the Consolidated Statements of Operations. Also see discussion under “Available-for-Sale Securities”. These reclassifications had no effect on the results of operations.

Recently Issued Financial Accounting Standards

In November 2004, the FASB issued FASB Statement No. 151 “Inventory Costs—an amendment of ARB No. 43, Chapter 4”. This Statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that “. . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. . . .” This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The effective date of this statement is as of the beginning of the first interim or annual reporting period that begins after June 15, 2005, although early adoption is encouraged. The Company is in the process of reviewing the impact that the adoption of this standard will have on its results of operations and financial position...

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123(R), “Share-Based Payment (FAS 123(R))”. FAS 123(R) revises FASB Statement No. 123, Accounting for Stock-Based Compensation (FAS 123) and

requires companies to expense the fair value of employee stock options and other forms of stock-based compensation. In addition to revising FAS 123, FAS 123(R) supersedes Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees (APB 25), and amends FASB Statement No. 95, Statement of Cash Flows (FAS 95). This Statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award—the requisite service period (usually the vesting period). Companies must review their stock-based compensation plans to ensure that those plans (1) are integrated with business, human resources, and compensation strategies and (2) reflect a reasonable cost/benefit relationship. The effective date of this revised statement is as of the beginning of the first interim or annual reporting period that begins after June 15, 2005, although early adoption is encouraged. The Company is in the process of reviewing the impact that the adoption of this standard will have on its results of operations and financial position.

In December 2004, the FASB issued FASB Statement No. 153 “Exchanges of Nonmonetary Assets—an amendment of APB Opinion No. 29”. This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This statement is effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005. The Company will apply the provisions of this statement should it incur any exchanges of non-monetary assets.

3. Accrued Business Restructuring

2001 Corporate Restructure

In 2001, the Company recorded restructuring charges of $3,807. These charges included severance payments for the termination of approximately 220 employees in addition to cost incurred in conjunction with the consolidation of facilities located in Redbank and Fairlawn, New Jersey and Largo, Florida. As of December 31, 2001, all of the amounts relating to severance had been paid and a balance of $356 remained to be paid for abandoned facilities. This balance was paid in 2002. Activities in the liability balance recorded as part of the 2001 restructuring were as follows:

	Abandoned Facilities and Equipment Related	Total
Beginning balance at January 1, 2002 from 2001 restructuring	$356	$356
Payments made against reserve	(356)	(356)

Ending balance at December 31, 2002	$—	$—

2002 Corporate Restructure

In the first quarter of 2002, the Company incurred business restructuring expenses of $1,011 as a result of the termination of approximately 44 employees or 8% of its workforce. This business restructuring primarily related to the release of certain of the Company’s employees in connection with the acquisition of Elastic Networks and represented severance payments. This restructure was accounted for under EITF 94-3 and SFAS 112. Additionally, as a result of the acquisition of Elastic Networks on March 5, 2002, the Company recorded business restructuring liabilities of $2,281 comprised of severance payments for terminating Elastic Networks employees and expected costs for the closing of facilities in Alpharetta, Georgia and Hong Kong, China. These were accounted for under EITF 95-3. Also, in response to the continued downturn in the telecommunications industry, the Company recorded restructuring charges of $2,304 in December 2002 under EITF 94-3 and SFAS 112. These charges included severance payments for the termination of approximately 115 employees or 20% of the Company’s workforce in addition to costs incurred to close down empty facilities in Dallas, Texas and maintain abandoned facilities in Largo, Florida. Activities in the liability balance recorded as part of the 2002 restructurings were as follows:

	Severance Related	Abandoned Facilities and Equipment Related	Total
Additions to accrual in 2002 charged to expense	2,462	853	3,315
Additions to accrual as part of the acquisition of Elastic Networks	1,373	911	2,284
Fair value of accrual for restructuring reserve previously recorded by Elastic		750	750
Payments made against reserve	(3,026)	(950)	(3,976)

Ending balance at December 31, 2002	$809	$1,564	$2,373

Payments made in 2003 against 2002 reserve	(809)	(1,137)	(1,946)

Ending balance at December 31, 2003	$—	$427	$427
Payments made in 2004 against 2002 reserve		(427)	(427)

Ending balance at December 31, 2004	$—	$—	$—

2003 Corporate Restructure

During 2003, the company recorded $1,900 of restructuring expenses under SFAS 112 and SFAS 146. These charges, which affected 68 employees or approximately 15% of the Company’s workforce, related to a company-wide reduction in force in June 2003 and the closure of a development center in Alpharetta, Georgia in July 2003. These actions were necessary as part of the Company’s effort to align its operations and expense structure with the present telecom industry environment.

During the first quarter of 2004, the Company recorded business restructuring charges of $269. These charges primarily related to additional expense requirements to fund the severance settlements for three employees from its international operations. Although these employees were part of its June 2003 business restructuring; the actual severance arrangements made under the laws of the applicable countries were higher than those allowed by the Company’s standard policy. The following table summarizes the activity in the business restructuring accrual for 2003:

	Severance Related	Abandoned Facilities and Equipment Related	Total
Additions to accrual in 2003 charged to expense	1,831	69	1,900
Payments made against reserve	(1,743)	—	(1,743)

Ending balance at December 31, 2003	$88	$69	$157

Payments made in 2004 against 2003 reserve	(245)	(69)	(314)
Additional accrual made in 2004 related to 2003 restructure	269	—	269

Ending balance at December 31, 2004	$112	$—	$112

The Company expects that this remaining balance will be paid during 2005.

2004 Corporate Restructure

During the third and fourth quarters of 2004, the Company recorded $1,441 of restructuring expenses related to a company-wide reduction in force that affected approximately 22 employees and to abandoned facilities at its Largo, Florida location. These were recorded under SFAS 112 and SFAS 146. The following table summarizes the activity in the business restructuring accrual for 2004:

	Severance Related	Abandoned Facilities and Equipment Related	Total
Additions to accrual in 2004 charged to expense	343	1,098	1,441
Payments made against reserve	(203)	(86)	(289)

Ending balance at December 31, 2004	$140	$1,012	$1,152

The Company expects that the remaining balances related to severance will be paid in the first quarter of 2005 and that the balance related to abandoned facilities and equipment related will be paid by the second quarter of 2006.

4. Inventories

Inventories are summarized as follows:

	December 31,
	2003	2004
Raw materials	$13,609	$13,692
Work-in-process	1,900	1,335
Finished goods	910	2,166

Total	$16,419	$17,193

Included in the Company’s December 31, 2004 net inventory balance are $31.5 million in reserves for inventory write-downs to net realizable value based upon management’s analysis of foreseeable demand of its inventory. In 2000 and 2001, the Company took significant write downs to the net realizable value of its inventory stock on hand due to the decline in demand for telecommunications equipment. Management will continue to actively liquidate this excess and obsolete inventory when sales opportunities arise and which typically involve a large discount to the customer. The Company is continually trying to utilize some of this inventory, often outside of the United States, and may be able to deploy some of this inventory for several more quarters. The Company is also continually attempting to utilize some of this raw material in different products.

5. Property, Plant and Equipment

Property, plant and equipment consist of the following:

	December 31,
	2003	2004
Leasehold improvements	$1,500	$1,520
Office furniture and fixtures	1,576	1,660
Machinery and equipment	37,967	39,302

	41,043	42,482
Less accumulated depreciation	(35,448)	(38,987)

	$5,595	$3,495

Depreciation expense amounted to $6,655, $5,203 and $3,261 for 2002, 2003 and 2004, respectively.

6. Intangible Assets and Other Assets

Intangible assets and other assets consist of the following:

	December 31,
	2003	2004
Intangible asset (developed technology, including patents), net of accumulated amortization of $1,311 and $2,256, respectively	3,813	5,421
Intangible asset (customer relationships), net of accumulated amortization of $895 and $1,523, respectively	$1,056	$1,739
Security deposits	73	93
Other	14	378

	$4,956	$7,631

Intangible assets are amortized on a straight-line basis.

7. Other Current Liabilities

Other current liabilities consist of the following:

	December 31,
	2003	2004
Accrued professional fees	$536	$344
Accrued advertising & sales	368	262
Deferred income	1,088	1,356
Accrued product warranty	747	920
Accrued taxes	672	658
Customer loss contract	—	475
Due to seller under acquisition contract	—	1,203
Business restructure	584	1,264
Other	750	344

	$4,745	$6,826

8. Long-term Liabilities

Revolving Credit Facilities

Paradyne Networks, Inc. previously had a three-year revolving line of credit with Wells Fargo Foothill, Inc., formerly known as Foothill Capital Corporation. However, that agreement expired as of July 2004 and the Company has satisfied all the requirements to remove any liens and rights Wells Fargo Foothill, Inc. may have had while under the agreement. Since the Company has sufficient liquid assets for the foreseeable future, it is not pursuing a new line of credit.

9. Pending Litigation

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

A stockholder purported class action suit was filed in December 2001 in the federal court in the Southern District of New York against the Company, some of its executive officers and the former Chairman of its board, and the underwriters of the company’s initial public offering (collectively, the “IPO Defendants”). That action (“New York Securities Action”) alleges that defendants, during the period from July 15, 1999 through December 6, 2000, violated federal securities laws by allocating shares of the Company’s initial public offering to favored customers in exchange for their promise to purchase shares in the secondary market at escalating prices. The New York Securities Actions seeks damages in an unspecified amount for the purported class for the losses suffered during the class period as a result of an alleged inflated stock price. On June 5, 2003, the IPO Defendants agreed to participate in a global settlement of this case (along with the settlement of hundreds of other similar IPO allocation cases pending in the Southern District of New York). The settlement is subject to certification of a settlement class, notice to class members and an opportunity to opt out, objections by any class members to the terms of the settlement, and final approval by the Court. There can be no assurance that all of these conditions will be satisfied. The amount of settlement is unknown at this date. The Company’s insurance carrier has agreed to pay all settlement costs in accordance with its insurance coverage with them. As of December 31, 2004, the amount of the settlement to be paid is unknown since several defendants must settle before the amount can be determined. Since no settlement amount can be reasonably estimated, no accounting has been made for this matter. The proposed settlement on the Company’s behalf will be funded exclusively by a portion of the proceeds of the Company’s directors’ and officers’ insurance policy and will result in the dismissal of this lawsuit and release by the plaintiff stockholder class of the IPO Defendants.

In July 2000, the Lemelson Medical, Educational & Research Foundation Limited Partnership (“Lemelson”) filed suit in the Federal District Court in the District of Arizona against the Company and approximately ninety other defendants. The suit alleges that all the defendants are violating more than a dozen patents owned by the third party, which allegedly cover the fields of “machine vision” used extensively in pick-and-place manufacturing of circuit boards and bar code scanning. The Company purchased this equipment from vendors, whom it believes may have an obligation to indemnify the Company in the event that the equipment infringes any third-party patents. The complaint seeks damages in an unspecified amount for the purported patent infringements. The complaint does not specify which defendants or activities allegedly violated which particular patents. The Company has responded with a Motion for More Definite Statement designed to identify the allegedly infringing activities as well as the particular patents and claims allegedly being infringed by it. After the Company’s filing of its Motion for More Definite Statement, the entire case was stayed on March 29, 2001, in order to allow an earlier-filed case with common factual and legal issues, referred to as the “Symbol/Cognex” litigation, to proceed. On January 23, 2004, the U.S. District Court for the District of Nevada found, in the Symbol/Cognex case, that the Lemelson patent claims at issue in the case involving the Company are invalid, unenforceable, and not infringed. The Symbol/Cognex court entered an amended judgment on May 27, 2004, finding the Lemelson patent claims at issue invalid, unenforceable, and not infringed, after denying Lemelson’s material post-trial motions. Lemelson has appealed the Amended Judgment in the Symbol/Cognex case, although briefing to the appellate court is not yet complete. The Company cannot be sure that it will prevail in this action and any adverse outcome could require it, among other things, to pay royalties to the third-party patent owner. Given the lack of specificity in the complaint, it is not currently possible to calculate the potential for, or extent of, any liability resulting from this claim, therefore no accounting has been made for this matter. The Company also cannot be sure that it will not receive other claims alleging infringement in the future. The Company has engaged the law firm of Fee and Jeffries, P. A. as its legal counsel in this litigation.

In January 2004, the Company filed suit against Visual Networks, Inc., a competitor in the field of service level agreement (SLA) and network performance monitoring solutions, alleging that Visual’s products and services infringed eleven of its patents. The suit was filed in the United States District Court for the Middle District of Florida (the “Florida Suit”). In February 2004, Visual Networks Operations, Inc., a wholly-owned subsidiary of Visual, filed suit in the United States District Court for the District of Maryland (the “Maryland Suit”) against Paradyne Corporation, a wholly-owned subsidiary of Paradyne Networks, Inc., alleging infringement by the Company of three of Visual’s patents. In April, the Florida Suit was dismissed on a procedural ground, and the Company has asserted the infringement of eleven Paradyne patents by Visual in the Maryland Suit. Pursuant to the terms of a confidential partial settlement agreement between the Company, and Visual, the Company has agreed to dismiss its patent claims against a portion of Visual Products know as Visual IP Insight and Visual has agreed to dismiss its unfair competition claim against Paradyne with respect to Visual IP Insight. In addition, as part of the partial settlement, Visual has agreed to pay to Paradyne through the remaining life of Paradyne’s patents, royalties in the amount of 1% of revenues recognized by Visual from the licensing and distribution of Visual IP Insight. The remaining claims in the Maryland case are still in discovery, so the Company cannot be sure that it will prevail in this action as to the contentions against Visual or as to the defenses against Visual’s claims of infringement by the Company. The Company has received opinions of counsel from a patent law firm that (i) the Company does not infringe any of the Visual patents-in-suit and (ii) that certain of the Visual patent claims are invalid and unenforceable in any event. The Company made these formal opinions of counsel available to Visual on August 20, 2004. Any adverse outcome could require the Company, among other things, to pay damages in the form of royalties or lost profits to Visual relating to past sales by Paradyne of certain iMarc and OpenLane products, and to make changes to eliminate the features in the products that are alleged to be infringing. In any event, the size of any such damages award could vary significantly depending upon the length of any period of past infringement, the amount of sales and profits realized during any period of past infringement, and the methodology used by the Court or the jury to calculate damages. Visual’s complaint seeks unspecified damages presently, and Visual has not taken any position in the litigation regarding how it calculates the damages claim it has asserted. The Company’s position in the Maryland Suit is that it was not on notice of any claim of infringement until February 27, 2004, and that any damages award would be a fraction of the iMarc and OpenLane sales since that time. Since the nature of this matter is uncertain, no accounting has been made. The Company’s has engaged the law firm of Hill, Kertscher & Wharton, LLP as its legal counsel in this litigation.

Other than the legal proceedings described above, in the normal course of business, the Company is subject to proceedings, lawsuits and other claims. While these other legal matters could affect the operating results of any one quarter when resolved in future periods, it is the Company’s opinion that after final disposition, any monetary liability or financial impact to it, beyond that provided in the consolidated balance sheet at December 31, 2004, would not be material to the annual consolidated financial statements or the financial condition of the Company.

10. Income Taxes

The Company files a consolidated federal income tax return. The provision (benefit) for income taxes is as follows:

	Year Ended December 31,
	2002	2003	2004
Current:
Foreign	$0	$0	$0
Federal	(1,488)	0	0
State	0	0	0

	$(1,488)	$0	$0

Deferred:
Foreign	$0	$0	$0
Federal	0	0	0
State	0	0	0

	$0	$0	$0

	$(1,488)	$0	$0

Deferred tax assets (liabilities) are comprised of the following:

	December 31,
	2003	2004
Property, Plant and Equipment	(200)	29
Intangibles	(1,673)	(1,263)
U.S. NOL Carryforwards	37,168	39,493
Foreign NOL Carryforwards	492	426
Inventory Reserve	13,186	11,607
Other	850	1,514

	49,823	51,806
Valuation Allowance	(49,823)	(51,806)

Net Deferred Tax Asset	$0	$0

In 2004, the Company has reclassified certain tax liabilities related to the acquisition of Elastic Networks, Inc. from the valuation allowance. The years ended December 31, 2003 and 2002 have been conformed to reflect this reclassification. At December 31, 2004, the Company had U.S. net operating loss carryforwards of approximately $106.0 million, expiring beginning 2020. The $106.0 million includes $24.7 million of net operating loss carryforwards from the March 5, 2002 tax-free reorganization with Elastic Networks, Inc. that will only be available to the Company after the passage of time. The acquisition net operating loss carryforwards are subject to an annual limitation of $1.4 million under Section 382 of the Internal Revenue Code. Therefore, it will take an additional 17.5 years before all the Elastic net operating loss carryforwards are fully available to the Company. Additionally, the Company recorded a valuation allowance at December 31, 2002, 2003, and 2004 with respect to the deferred tax asset due to the uncertainty of its ultimate realization.

At December 31, 2004, Paradyne Canada LTD had net operating loss carryforwards of approximately $1.0 million ($0.4 million expiring in 2008 and $0.6 million expiring in 2009). The Company recorded a valuation allowance at December 31, 2002, 2003 and 2004 with respect to foreign operating losses due to the uncertainty of their ultimate realization.

The provision for income taxes differed from the statutory rate as follows:

	2002		2003		2004
U.S. Statutory Rate	$(6,339)	-34.0%	$(4,090)	-34.0%	$(1,069)	-34.0%
State Taxes	(615)	-3.3%	(397)	-3.3%	(104)	-3.3%
R&D Credit	(180)	-1.0%	(100)	-0.8%	—	0.0%
Purchased in-process research and development	1,056	5.7%	—	0.0%	—	0.0%
Impairment of Goodwill	2,499	13.4%	—	0.0%	—	0.0%
Other	116	0.6%	32	0.3%	92	2.9%
Valuation Allowance	1,975	10.6%	4,555	37.9%	1,081	34.4%

Provision for Income Taxes	$(1,488)	-8.0%	$—	0.0%	$—	0.0%

The Company recorded a benefit from income taxes totaling $1.5 million for the twelve months ending December 31, 2002, $.6 million of which was attributable to the reversal of an income tax liability in September 2002 resulting from the finalization of a tax audit with the IRS covering periods through the 2000 tax year. The remainder of the benefit from income taxes resulted from the Company’s ability to carry back its 2001 tax loss of $23.6 million to prior years and obtain a tax refund of $1.6 million, due to the Job Creation and Worker Assistance Act of 2002 that was enacted in March 2002. Of this refund, the Company recognized a $.9 million benefit from income taxes, and under tax accounting rules, recorded an additional $.7 million of tax refund to paid in capital in the balance sheet.

11. Employee Benefits

401(k) Plan

The Company has a 401(k) plan covering substantially all of its employees. Benefits vest based on number of years of service. The Company’s policy is to match two-thirds of an employee’s contributions, up to six percent of an employee’s annual salary. Additionally, the Board of Directors may grant discretionary contributions. Contributions to the plan by the Company were approximately $1.0 million (including $.4 million of forfeitures applied in 2002), $0.8 million and $0.7 million for the years ended December 31, 2002, 2003 and 2004, respectively.

Stock Options

Under the 1996 Equity Incentive Plan and the 2000 Broad-Based Stock Plan (“The Plans”), the Board of Directors may reserve common shares for the purpose of granting to employees (including officers and directors) or the employees of the Company’s affiliates, options to purchase common stock. Nonstatutory stock options, rights to acquire restricted stock and stock bonuses may be granted to employees (including officers), directors of and consultants to the Company or its affiliates. Under The Plans, 24,776,580 shares have been reserved related to options available for grant to employees, directors and consultants through December 31, 2004. The options generally vest one-fourth each year, beginning on the first anniversary of the date of grant, and have a maximum contractual life of 10 years. The exercise price of options granted under The Plans is determined by the Board of Directors. The Company has granted 18,268,919 options to the Company’s employees, directors and consultants, of which 12,644,754 options are outstanding as of December 31, 2004.

In June 1999, the Board of Directors adopted the 1999 Non-Employee Director’s Stock Option Plan (the “Directors’ Plan”) and reserved 250,000 shares under the plan to provide for the automatic grant of options to purchase shares of common stock to non-employee directors of the Company. Each non-employee director was granted an initial grant upon appointment. Annual grants of an additional 5,000 shares will be made to any of the non-employee directors, subject to attendance at regularly scheduled meetings of the Board as described in the plan. The Company has granted 165,000 options to non-employee directors of which 85,000 are outstanding at December 31, 2004.

During 1998, the Company granted 47,950 fixed options to purchase shares of common stock with exercise prices below fair market value. As a result, $96 of compensation expense was recognized ratably over the vesting period of the related options ending in 2002.

During 1998 and 1999, the Company issued options to acquire 331,750 shares of the Company’s common stock at a weighted average price of $5.27 per share, which was less than fair value by $1,829, and which is being amortized ratably over the vesting period. During 2000, the Company issued options to acquire 207,275 shares of the Company’s common stock at a weighted average price of $17 per share, which was less than fair value by $597 and which is being amortized ratably over the vesting period. During 2002, the Company issued options to acquire 705,500 shares of the Company’s common stock at a weighted average price of $2.01 per share, which was less than fair value by $1,284 and which is being amortized ratably over the vesting period. Additionally, the Company had previously issued options to employees which vested only in the event of an initial public offering (IPO). As a result of the July 1999 IPO, 77,922 shares of options vested. During 2002, 2003 and 2004, $530, $279 and $141 respectively, of compensation expense has been included in expenses for all vested stock options issued at less than fair market value.

A summary of the status of the Company’s stock options granted to employees, directors and consultants under the Plans as of December 31, 2002, 2003 and 2004, respectively, and changes during the years ended on these dates is presented below:

	2002		2003		2004
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	13,174,803	$8.87	14,939,106	$7.56	12,618,838	$7.48
Granted	5,823,695	2.86	1,787,342	1.70	2,389,046	3.73
Exercised	(1,455,438)	2.04	(1,022,319)	2.04	(1,184,211)	2.48
Canceled *	(2,603,954)	6.91	(3,085,291)	6.31	(1,178,919)	9.04

Outstanding at end of year	14,939,106	7.56	12,618,838	7.48	12,644,754	7.10

Exercisable at end of year	6,867,353	9.95	8,240,869	9.65	8,855,213	8.87

Weighted-average fair value of all options		$1.79		$0.89		$1.84

*	Cancellations result from unexpensed stock options from terminated employees. Most of the employee terminations are attributable to business restructurings that have occurred during the years. No stock options have yet expired.

The following table summarizes information about outstanding stock options in the Plans outstanding at December 31, 2004:

Range of Exercise Prices	Outstanding			Exercisable
	Number of Options	Weighted- Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$ 1.00 - $ 2.50	6,095,731	6.94	$1.90	4,469,899	$1.89
$ 2.51 - $ 6.00	4,090,518	7.77	3.75	1,926,809	3.74
$ 7.50 - $16.90	2,925	4.48	9.02	2,925	9.02
$17.00 - $27.50	1,966,405	5.25	24.82	1,966,405	24.82
$27.60 - $50.00	489,175	4.82	28.63	489,175	28.63

	12,644,754	6.86	$7.10	8,855,213	$8.87

The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes pricing model with the following weighted-average assumptions:

	2002	2003	2004
Expected term	5.0 years	5.0 years	5.0 years
Expected volatility	58.10%	54.35%	53.48%
Expected dividend yield	0.00%	0.00%	0.00%
Risk-free interest rate	4.26%	3.25%	3.17%

Employee Stock Purchase Plans

In June 1999, the Board of Directors adopted the 1999 Employee Stock Purchase Plan (the “Purchase Plan”). Employees may elect to have up to 15% of their earnings withheld. The amounts withheld are used to purchase shares of common stock, on specified dates determined by the Board of Directors, at 85% of the lower of the fair market value of the common stock at the commencement date of each offering period or the relevant purchase date. As of December 31, 2004, the Company is authorized to issue up to 5,621,309 shares of common stock to eligible employees. Each year, the number of shares reserved for issuance under the Purchase Plan will automatically be increased by 3.0% of the total number of shares of common stock then outstanding or, if less, by 1,000,000 shares. Under the Purchase Plan, the Company sold 506,350 shares during the year ended December 31, 2002, 595,484 shares during the year ended December 31, 2003 and 244,616 shares during the year ended December 31, 2004, which had weighted-average prices of $1.40, $1.00 and $3.00 respectively. The weighted average value of the options to purchase stock during 2002, 2003 and 2004 using the Black-Scholes pricing model was $.51, $1.14 and $1.42 respectively.

The fair value of each stock option granted under the Purchase Plan is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2002	2003	2004
Expected term	.5 years	.5 years	.5 years
Expected volatility	35.50%	37.32%	22.61%
Expected dividend yield	0.00%	0.00%	0.00%
Risk-free interest rate	2.18%	1.09%	1.60%

During 1999 and 2000, various executives and directors and certain key employees of the Company issued full recourse promissory notes, totaling $1.3 million to the Company in connection with the purchase of 495,095 shares of common stock. The principal balance of the notes and the related accrued interest ranging from 4.72% to 6.65% are payable at the earlier of the termination of employment or five years from the date of the note unless otherwise stated. The notes are collateralized by the shares of common stock acquired with the notes, and those shares are held in escrow by the Company. All unvested shares purchased with the notes are subject to repurchase by the Company if the respective executive terminates employment before becoming fully vested. In July 2001, Mr. May paid to the Company the outstanding balance of $99 and in February 2002, Messrs. Belanger and Murphy paid to the Company the outstanding balances of $200, $75 and $37 (two separate notes from Mr. Murphy), respectively, plus accrued interest. Therefore, all promissory notes with the Company’s executive officers and directors and the associated interest have been paid off as of December 31, 2002. The balance of the notes receivable from the key employees in connection with the purchase of common stock as of December 31, 2004 was $16, plus accrued interest.

12. Commitments and Contingencies

Operating Leases

The Company is obligated under noncancelable operating leases for office and warehouse equipment and facilities. The leases expire at various dates through 2012. Rent expense for the years ended December 31, 2002, 2003 and 2004 approximated $3.5 million, $2.8 million and $2.4 million, respectively. Minimum required future lease payments under noncancelable operating leases (including taxes and service fees) are as follows:

2005	$4,253
2006	4,091
2007	4,063
2008	3,974
2009 and thereafter	13,700

The Company leases facilities in Largo, Florida and subleases some of this space to third parties under noncancelable operating leases. Future minimum lease payments receivable under these leasing agreements as of December 31, 2004 are as follows: 2005 -$42 and thereafter - $0.

Sale/Leaseback

In June 1997, the Company sold all of its land and the improvements thereon at its Largo, Florida facility at approximately net book value, and at the same time leased back two of the buildings. In April 2000, the Company extended the initial term of the lease to expire in June 2012. Under the extended lease, the initial term of the lease will be for fifteen years with no change in the timing or amount of scheduled rental payments. Annual rents will approximate $2.0 million for the term of the lease. The Company has the option to renew the lease for two additional five-year terms on the same conditions as the current lease. The Company is responsible for paying for its proportionate share of most operating costs and taxes on the property.

Purchase commitments

In addition to amounts accrued in the consolidated financial statements, the Company has future commitments for inventory of approximately $7.3 million as of December 31, 2004.

13. Related Party Transactions

The Company provides operating, management, technical maintenance services and other administrative services for Paradyne Credit Corp., (“PCC”). PCC is 100% directly and indirectly owned by Paradyne Networks, Inc.’s executive officers. Net charges to this entity were approximately $361, $250 and $176 for 2002, 2003 and 2004, respectively. This amount is recorded as a reduction of general and administrative expenses. At December 31, 2004, $10 was receivable from PCC. No amounts were owed to PCC by the Company at December 31, 2004.

14. Acquisitions

Net to Net Technologies, Inc. and Intangible Assets

On August 3, 2004, the Company purchased substantially all of the assets and assumed certain liabilities of Net to Net. At the closing of this transaction, the Company paid Net to Net $2.7 million in cash, subject to certain purchase price adjustments and 252,282 shares of Paradyne stock. The Company held back $300,000 in cash that it is obligated to pay in the future, subject to certain conditions. The Company also satisfied an obligation assumed from Net to Net by issuing 352,557 shares of Paradyne Stock to Net to Net’s contract manufacturer. In addition, the Company issued to Net to Net a warrant to purchase up to 1,008,065 shares of its common stock at an exercise price of $5.95 per share, which will expire on December 31, 2005. The warrant to purchase 1,008,065 shares of the Company’s common stock was valued utilizing the Black Scholes formula. The facts and assumptions used in the Black Scholes calculation were: i) the average per share stock price seven days surrounding the July 26th announcement date of the acquisition was $4.50; ii) the exercise price of the warrant is $5.95; iii) since the warrant expires on 12/31/05, the term used in the calculation was 1 year, 5 months; iv) volatility used in the calculation was 52%; and v) the risk free rate used in the calculation was 2.11.

Using an average market value of $4.50 per share (based on the average of the closing prices during the seven trading days surrounding the July 26, 2004 announcement of the acquisition), the purchase price was approximately $9.2 million, including approximately $0.9 million of acquisition costs. The acquisition has been accounted for under the purchase method of accounting, which resulted in the recognition of approximately $4.8 million in intangible assets. The table below reflects the components of the $9.2 million purchase price (including assumed liabilities) and the assets acquired in the transaction. The intangible assets were valued by American Appraisal Associates, Inc., an independent appraiser. The original appraisal of the intangible assets valued in-process research and development to be $1.5 million, customer relationships to be $2.1 million and developed technology to be $4.1 million. Additionally, the fair value of fixed assets was originally $0.8 million. If the original valuation of the intangible assets and fair value of the fixed assets is used, the fair value of all assets acquired was $12.4 million, $3.2 million in excess of the amount paid. Because the Company paid $3.2 million less than the fair value of the assets acquired, the intangible assets and the fixed assets have been reduced on a pro rata basis by the allocation of this $3.2 million of negative goodwill. This negative goodwill of $3.2 million was allocated to reduce property, plant and equipment by $0.3 million to $0.5 million; in-process research and development by $0.6 million to $0.9 million; customer relationships by $0.8 million to $1.3 million, and developed technology by $1.5 million to $2.6 million.

Purchase Price Computation	Purchase Price
($ millions)
Cash	$2.7
Holdback	0.3
Common stock	2.7
Warrants	0.7
Acquisition cost	0.9
Liabilities assumed	1.9

Total cost of acquisition	$9.2

Assets Acquired	Fair Value of Acquired Assets
Cash	$0.1
Accounts receivable, net	1.2
Inventory, Net	2.3
Prepaids and other current assets	0.3
Fixed Assets	0.5

Total cash and tangible assets acquired	$4.4

Intangible Assets
In-process research and development	0.9
Customer relationships	1.3
Developed technology	2.6

Total assets acquired	$9.2

The liabilities included in the above purchase price computation amount to $1.9 million. A reconciliation to the liabilities reflected in the December 31, 2004 balance sheet is as follows: ($millions)

Liabilities assumed per above	$1.9
Cash owed to sellers of Net to Net as part of purchase price including the $0.3 million holdback	1.2
Acquisition expenses not yet paid	0.1

Total liabilities	$3.2

Liabilities per Form 10-K

Accounts payable	$0.8
Payroll and benefit related	0.4
Other liabilities	2.0

Total liabilities	$3.2

The assigned values and amortization periods for developed technology and purchased customer relationships are provided in detail below: ($ millions)

Intangible Asset	Amortization Period	Assigned Value	Accumulated Amortization	Net
Developed Technology (including patents)	5 years	$2.6	$0.3	$2.3
Purchased Customer Relationships	4 years	$1.3	$0.1	$1.2

Total amortization expense related to the above intangible assets for the year ended December 31, 2004 was $0.4 million. It is estimated that amortization expense related to the above will amount to $0.8 million for each of the years 2005, 2006 and 2007, $0.7 for 2008 and $0.4 million for 2009.

Net to Net provided its customers with Ethernet-based access products that enable service providers to cost effectively deliver voice, video and data services to their end-user customers. The Net to Net product line features bonded DSL products and technology, IP Digital Subscriber Line Access Multiplexers (DSLAMs), and business class network extenders which are part of a dependable IP access platform that supports the migration of voice, video and data service to packet passed networks. The acquisition of Net to Net provides the Company with important products and technology to compliment its established portfolio of Digital Subscriber Line (DSL) network access equipment. Additionally, the Company gained the opportunity to serve Net to Net’s customer base.

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

	TWELVE MONTHS ENDED DECEMBER 31,
	2004	2003
Revenue	$111,940	$94,309
Net Loss	(6,581)	(14,189)
Diluted Earnings Per Share	$(0.14)	$(0.32)

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

The amounts assigned to developed technology and purchased customer relationships at the acquisition date were based on an appraisal by American Appraisals Associates, Inc., an independent appraisal company. The Company assigned $2.8 million to purchased in-process research and development based, in part, on the appraisal and the remainder on the development cost incurred by Elastic Networks, which was written off during the first quarter of 2002 and reported as part of research and development. The Bitstorm 2400 and Etherloop projects are the only products included in the in-process research and development. Development of the Etherloop technology was approximately 25% completed at the acquisition date and the Bitstorm 2400 was approximately 60% complete. Neither the Etherloop nor the Bitstorm 2400 had reached technological feasibility. The amounts assigned to intangible assets were, $6.7 million for goodwill, all of which was written off in December 2002 as impaired, $4.6 million for developed technology, including patents and $2.0 million for purchased customer relationships. The Company performed a test for impairment under SFAS No. 142. Under this test a reporting unit is identified. It was determined that the reporting unit was the total company because the Company’s management does not have a lower level of cash flows and it does not make its business decisions based on any lower level of financial information than at the Paradyne enterprise level. Under this test the Company compares the fair value of net assets with the carrying value of net assets. If the fair value of net assets is less than the carrying value, the second step of the calculation is to allocate the fair value to the fair value of its tangible and intangible assets. If there is insufficient fair value to cover the carrying value of the goodwill, an impairment is recognized. To calculate the fair value of net assets, the Company used both a market approach and an income approach. In calculating the market approach a control premium was also estimated. Calculating the fair value of net assets required estimates of values The impairment charge will not be deductible for income tax purposes because Elastic Networks was acquired in a tax-free reorganization. The assigned values and amortization periods for developed technology and purchased customer relationships are provided in detail below (in millions):

Intangible Asset	Amortization Period	Assigned Value	Accumulated Amortization	Net
Developed Technology (including patents)	7 years	$4.6	$1.9	$2.7
Purchased Customer Relationships	4 years	$2.0	$1.4	$0.6

Total amortization expense related to the above for the year ended December 31, 2004 was $1.2 million. It is estimated that amortization for future years will amount to $1.2 million for 2005, $.8 million in 2006, $.7 million in 2007 and $.6 million for 2008 and thereafter.

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

TWELVE MONTHS ENDED DECEMBER 31, 2002
Revenue	$114,613
Net Loss	(27,993)
Diluted Earnings Per Share	$(0.68)

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

Inventory	$1.9
Property, plant & equipment	.8
Intangible assets	.5

The assigned values and amortization periods for developed technology are provided in detail below:

Intangible Asset	Amortization Period	Assigned Value	Accumulated Amortization	Net
Developed Technology (including patents)	7 years	$0.5	$0.2	$0.3

Total amortization expense related to the above for the year ended December 31, 2004 was $71. It is estimated that amortization expense related to the above will amount to $71 for each of the years 2005 through 2008 and $23 for 2009.

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

Impairment of Intangible Assets

During the fourth quarter of 2002, the Company conducted its annual impairment test of goodwill under SFAS 142. The reporting unit for this test was the total company. As a result of the test, it was determined that an impairment had been incurred for the full $6.7 million of goodwill acquired in the Elastic Networks acquisition. Accordingly, a charge for this amount was recorded.

15. Summarized Quarterly Financial Data (Unaudited)

The following table presents unaudited quarterly operating results for each of the Company’s last eight fiscal quarters. This information has been prepared by the Company on a basis consistent with the Company’s audited financial statements and includes all adjustments, consisting only of normal recurring adjustments that the Company considers necessary for a fair presentation of the data.

	Three Months Ended
	March 31, 2004	June 30, 2004	September 30, 2004	December 31, 2004
Net Revenue	$22,297	$24,246	$27,179	$28,566
Gross Profit	9,217	10,000	10,876	10,058
Income (loss) from operations	(959)	589	(2,637)	(1,631)
Net income (loss)	(787)	680	(2,529)	(508)
Earnings (loss) per common share - assuming dilution	(0.02)	0.01	(0.05)	(0.01)
Earnings (loss) per common share - basic	(0.02)	0.02	(0.05)	(0.01)

	Three Months Ended
	March 31, 2003	June 30, 2003	September 30, 2003	December 31, 2003
Net Revenue	$19,298	$19,515	$20,295	$22,167
Gross Profit	9,733	9,352	8,663	9,542
Income (loss) from operations	(3,549)	(5,056)	(2,361)	(1,579)
Net income (loss)	(3,488)	(4,942)	(2,194)	(1,406)
Earnings (loss) per common share - assuming dilution	(0.08)	(0.11)	(0.05)	(0.03)
Earnings (loss) per common share - basic	(0.08)	(0.11)	(0.05)	(0.03)

There are always variances in financial results from quarter to quarter for many reasons including timing of product shipments, the mix of products sold, and the timing of expenditures.

PARADYNE NETWORKS, INC.

Valuation and Qualifying Accounts

SCHEDULE II

(In thousands)

Column A	Column B	Column C			Column D		Column E
Description	Balance at beginning of period	Additions			Deductions		Balance at end of period
		Charged to Cost and expenses	Charged to other accounts
		(in thousands)
December 31, 2002
Allowance for doubtful accounts	$2,950	$397	$120	(1)	$(1,240	)(2)	$2,227
Deferred tax asset valuation	24,516	—	21,084		—		45,600

December 31, 2003
Allowance for doubtful accounts	2,227	11	(595	)(1)	(297	)(2)	1,346
Deferred tax asset valuation	45,600		4,223				49,823

December 31, 2004
Allowance for doubtful accounts	1,346	33	(373	)(1)	(192	)(2)	814
Deferred tax asset valuation	49,823		1,983				51,806

(1)	Represents amounts charged to contra revenue accounts for discounts, rebates, valuation and billing adjustments
(2)	Represents amounts charged to accounts receivable reserve accounts for discounts, rebates, and billing adjustments

S-1

Exhibit Index

Exhibit Number	Description	SEC Document Reference
2.1	Asset Purchase Agreement dated as of July 24, 2004 by and among Paradyne Networks, Inc. (“Paradyne”), Net to Net Technologies, Inc., Net to Net Technologies Ltd., Net to Net Technologies GmbH and for the limited purposes stated therein, certain stockholders of Net to Net Technologies, Inc., as amended on August 3, 2004.	Exhibit 2.1 of Paradyne’s Form 8-K Current Report filed on August 16, 2004.

3.1	Amended and Restated Certificate of Incorporation, as amended.	Exhibit 3.1 from Paradyne’s Form 10-K filed on April 1, 2002.

3.2	Amended and Restated Bylaws, as amended.	Exhibit 4.2 from Paradyne’s Registration Statement on Form S-4 (No. 333-76814).

4.1	Reference is made to Exhibits 3.1 and 3.2.

4.2	Specimen Stock Certificate.	Exhibit 4.2 from Paradyne’s Registration Statement on Form S-1 (No. 333-76385) or amendments thereto.

10.1	Amended and Restated 1996 Equity Incentive Plan.	Exhibit 10.1 from Paradyne’s Registration Statement on Form S-1 (No. 333-76385) or amendments thereto.

10.2	Amendment to 1996 Equity Incentive Plan filed as Exhibit 10.1.	Exhibit 10.1 from Paradyne’s Form 10-Q filed on August 14, 2000.

10.3	Paradyne Networks, Inc. 2000 Broad-Based Stock Plan.	Exhibit 10.1 from Paradyne’s Form 10-Q filed on November 8, 2000.

10.4	Form of Stock Option Agreement pursuant to the 1996 Equity Incentive Plan.	Exhibit 10.2 from Paradyne’s Registration Statement on Form S-1 (No. 333-76385) or amendments thereto.

10.5	Amendment to Form of Stock Option Agreement with Sean E. Belanger and Patrick M. Murphy.	Exhibit 10.5 from Paradyne’s Form 10-K filed on April 2, 2001.

10.6	Form of Stock Option Agreement under the Paradyne Networks, Inc. 2000 Broad-Based Stock Plan.	Exhibit 99.2 from Paradyne’s Registration Statement on Form S-8 filed on March 20, 2001.

10.8	Form of Early Exercise Stock Purchase Agreement.	Exhibit 10.3 from Paradyne’s Registration Statement on Form S-1 (No. 333-76385) or amendments thereto.

10.9	1999 Employee Stock Purchase Plan and related offering documents.	Exhibit 99.1 from Paradyne’s Registration Statement on Form S-8 filed on April 26, 2001.

10.10	1999 Non-Employee Director’s Stock Option Plan.	Exhibit 10.5 from Paradyne’s Registration Statement on Form S-1 (No. 333-76385) or amendments thereto.

10.11	Lease Agreement between Paradyne and Shav Associates, dated October 8, 1996 (“Shav Lease Agreement”).	Exhibit 10.8 from Paradyne’s Registration Statement on Form S-1 (No. 333-76385) or amendments thereto.

10.12	Mutual Release and Surrender Agreement between Paradyne and Shav Associates, dated March 20, 2001, to Shav Lease Agreement.	Exhibit 10.17 from Paradyne’s Form 10-K filed on April 2, 2001.

10.13	Lease Agreement between Paradyne and Townsend Property Trust Lease, dated June 27, 1997 (“Townsend Lease Agreement”).	Exhibit 10.11 from Paradyne’s Registration Statement on Form S-1 (No. 333-76385) or amendments thereto.

10.14	Second Amendment to Towsend Lease Agreement, dated April 5, 2000.	Exhibit 10.19 from Paradyne’s Form 10-K filed on April 2, 2001.

10.15	Key Employee Agreement between Paradyne and Patrick Murphy, dated August 1, 1996.	Exhibit 10.15 Paradyne’s Registration Statement on Form S-1 (No. 333-76385) or amendments thereto.

10.16	Employment Agreement between Paradyne and Patrick Murphy, dated December 8, 2000.	Exhibit 10.24 from Paradyne’s Form 10-K filed on April 2, 2001.

10.18	Key Employee Agreement between Paradyne and Sean E. Belanger, dated April 30, 2000.	Exhibit 10.1 from Paradyne’s Form 10-Q filed on May 15, 2000.

Exhibit Number	Description	SEC Document Reference
10.19	Employment Agreement between Paradyne and Sean E. Belanger, dated December 8, 2000.	Exhibit 10.28 from Paradyne’s Form 10-K filed on April 2, 2001.

10.20	Change in Control Agreement between Paradyne and Sean E. Belanger.	Exhibit 10.17 from Paradyne’s Registration Statement on Form S-1 (No. 333-76385) or amendments thereto.

10.21+	Supply Agreement between Paradyne and Lucent Technologies, Inc., dated July 31, 1996.	Exhibit 10.30 from Paradyne’s Registration Statement on Form S-1 (No. 333-76385) or amendments thereto.

10.22+	Exclusivity and Amendment Agreement between Paradyne, Lucent Technologies, Inc. and GlobeSpan Semiconductor, Inc., dated August 6, 1998.	Exhibit 10.31 from Paradyne’s Registration Statement on Form S-1 (No. 333-76385) or amendments thereto.

10.23+	Noncompetition Agreement between Paradyne, Communication Partners, L.P., Lucent Technologies, Inc. and GlobeSpan Semiconductor, Inc., dated July 31, 1996.	Exhibit 10.32 from Paradyne’s Registration Statement on Form S-1 (No. 333-76385) or amendments thereto.

10.24	Trademark and Patent Agreement between Paradyne, Lucent Technologies, Inc. and GlobeSpan Semiconductor, Inc. dated July 31, 1996.	Exhibit 10.33 from Paradyne’s Registration Statement on Form S-1 (No. 333-76385) or amendments thereto.

10.25	Tax Matters Agreement between Paradyne, Lucent Technologies, Inc., and GlobeSpan Semiconductor, Inc., dated July 31, 1996.	Exhibit 10.34 from Paradyne’s Registration Statement on Form S-1 (No. 333-76385) or amendments thereto.

10.26	Intellectual Property Agreement between Paradyne, Lucent Technologies. Inc. and GlobeSpan Semiconductor, Inc., dated July 31, 1996.	Exhibit 10.35 from Paradyne’s Registration Statement on Form S-1 (No. 333-76385) or amendments thereto.

10.27+	OEM Agreement between Paradyne and Xylan Corporation, dated March 16, 1999.	Exhibit 10.36 from Paradyne’s Registration Statement on Form S-1 (No. 333-76385) or amendments thereto.

10.28+	Distribution Agreement between Paradyne and Tech Data Corporation, dated September 21, 1993.	Exhibit 10.37 from Paradyne’s Registration Statement on Form S-1 (No. 333-76385) or amendments thereto.

10.29+	OEM Agreement between Paradyne and Premisys Communications, Inc., dated December 4, 1992.	Exhibit 10.38 from Paradyne’s Registration Statement on Form S-1 (No. 333-76385) or amendments thereto.

10.30	Network Management Partners Agreement between Paradyne and Ascend Communications, Inc., dated November 3, 1998.	Exhibit 10.39 from Paradyne’s Registration Statement on Form S-1 (No. 333-76385) or amendments thereto.

10.31+	Joint Development and Distribution Agreement between Paradyne and AG Communication Systems Corporation, dated June 10, 1998.	Exhibit 10.40 from Paradyne’s Registration Statement on Form S-1 (No. 333-76385) or amendments thereto.

10.32+	Amendment to Supply Agreement between Paradyne and Lucent Technologies, Inc., dated as of May 5, 1999.	Exhibit 10.43 from the Paradyne’s Registration Statement on Form S-1 (No. 333-76385) or amendments thereto.

10.33	Amendment No. 1 to Contribution Agreement dated as of December 27, 2001 by and between Elastic Networks, Inc. and Nortel Networks Inc.	Exhibit 99.7 from Elastic Networks Inc.’s Form 8-K filed on December 31, 2001.

10.34	Intellectual Property Transfer and License Agreement dated as of May 12, 1999 by and between Elastic Networks Inc. and Nortel Networks Inc.	Exhibit 10.3 from Elastic Networks Inc’s Registration Statement on Form S-1 (No. 333-40500) or amendments thereto.

10.35	Amendment No. 1 to Intellectual Property Transfer and License Agreement dated as of December 27, 2001 by and between Elastic Networks Inc. and Nortel Networks Inc.	Exhibit 99.8 from Elastic Networks Inc.’s Form 8-K filed on December 31, 2001.

10.36	Patent Transfer and License Agreement dated as of May 12, 1999 by and between Elastic Networks Inc. and Nortel Networks Inc.	Exhibit 10.2 from Elastic Networks Inc’s Registration Statement on Form S-1 (No. 333-40500) or amendments thereto.

10.37	Amendment No. 1 to Patent Transfer and License Agreement dated as of December 27, 2001 by and between Elastic Networks Inc. and Nortel Networks Inc.	Exhibit 99.9 from Elastic Networks Inc.’s Form 8-K filed on December 31, 2001.

10.38	Letter Agreement dated as of September 14, 2001 by and between Elastic Networks Inc. and Nortel Networks Inc.	Exhibit 10.54 from Paradyne’s Form 10-K filed on April 1, 2002.

Exhibit Number	Description	SEC Document Reference
10.39	Modification of Letter Agreement dated as of December 27, 2001 by and between Elastic Networks Inc. and Nortel Networks Inc.	Exhibit 99.10 from Elastic Networks Inc.’s Form 8-K filed on December 31, 2001.

10.40	Form of Director Indemnification Agreement by and between Paradyne and each of Sean E. Belanger, Scott Chandler, Thomas E. Epley, Keith B. Geeslin, William R. Stensrud and David Walker dated as of October 12, 2004,	Exhibit 10.1 of the Company’s Form 8-K Current Report filed on October 15, 2004.

10.41	Indemnification Agreement by and between Paradyne and Patrick M. Murphy dated as of October 12, 2004,	Exhibit 10.2 of the Company’s Form 8-K Current Report filed on October 15, 2004.

21.1*	List of Subsidiaries of Paradyne Networks, Inc.

23.1*	Consent of PriceWaterhouseCoopers LLP, Independent Registered Public Certified Accounting Firm.

23.2*	Consent of American Appraiser Associates, Independent Appraiser.

24.1*	Power of Attorney is included on the signature pages to this report

31.1*	Certification of Chief Executive Officer of Paradyne, Pursuant to 18. U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer of Paradyne, Pursuant to 18. U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer of Paradyne, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer of Paradyne, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed with this report.
+	Confidential treatment has been granted for certain portions which have been omitted in the copy of the exhibit filed with the Securities and Exchange Commission. The omitted information has been filed separately with the Securities and Exchange Commission pursuant to the application for confidential treatment.