Form 10-Q
period 2005-03-31
PARADYNE NETWORKS INC
filed 2005-05-10
CIK 76174

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

The number of shares of the registrant’s common stock outstanding at May 5, 2005, the latest practicable date, was 46,871,009.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PARADYNE NETWORKS, INC.

CONDENSED UNAUDITED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE DATA)

	MARCH 31, 2005	DECEMBER 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$42,239	$43,832
Accounts receivable less allowance for doubtful accounts of $795 and $814 at March 31, 2005 and December 31, 2004, respectively	17,459	16,904
Inventories	18,229	17,193
Prepaid expenses and other current assets	2,017	1,246

Total current assets	79,944	79,175

Property, plant and equipment, net	3,038	3,495
Intangible assets, net	6,645	7,160
Other assets	474	471

Total assets	$90,101	$90,301

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,641	$7,296
Payroll and benefit related liabilities	2,453	2,214
Other current liabilities	6,890	6,826

Total current liabilities	15,984	16,336

Total liabilities	$15,984	$16,336

Stockholders’ equity:
Preferred stock, par value $.001; 5,000,000 shares authorized, none issued	—	—

Common stock, par value $.001; 80,000,000 shares authorized, 46,621,044 and 46,530,912 shares issued and outstanding as of March 31, 2005 and December 31, 2004, respectively	47	47
Additional paid-in capital	149,246	149,037
Accumulated deficit	(75,768)	(75,704)
Notes receivable for common stock	(16)	(16)
Other equity adjustments	608	601

Total stockholders’ equity	74,117	73,965

Total liabilities and stockholders’ equity	$90,101	$90,301

See accompanying Notes to Condensed Unaudited Consolidated Financial Statements

PARADYNE NETWORKS, INC.

CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

	THREE MONTHS ENDED MARCH 31,
	2005	2004
Revenues:
Sales	$25,484	$20,815
Services and royalties	1,210	1,482

Total revenues	26,694	22,297
Total cost of sales	16,797	13,080

Gross margin	9,897	9,217

Operating expenses:
Research and development (1)	4,270	3,782
Selling, general & administrative (1)	6,230	5,821
Amortization of intangible assets	516	304
Business restructuring charges	—	269
Other operating income, net	(765)	—

Total operating expenses	$10,251	$10,176

Operating loss	(354)	(959)
Other (income) expenses:
Interest, net	(245)	(127)
Other, net	(45)	(45)

Loss before provision for income taxes	(64)	(787)
Provision for income taxes	—	—

Net loss	$(64)	$(787)

Weighted average number of common shares outstanding
Basic	46,610	44,801
Diluted	46,610	44,801
Loss per common share
Basic	$(0.00)	$(0.02)
Diluted	(0.00)	(0.02)
Consolidated Statements of Comprehensive Income (Loss)
Net loss	(64)	(787)
Translation adjustments	(26)	(23)

Comprehensive loss	$(90)	$(810)

(1) Amounts include Stock-based compensation as follows:
Research and development	$18	$23
Selling, general and administrative	15	15

	$33	$38

See accompanying Notes to Condensed Unaudited Consolidated Financial Statements

PARADYNE NETWORKS, INC.

CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

	THREE MONTHS ENDED MARCH 31,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(64)	$(787)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Loss on sale of assets	—	3
Increase (decrease) in allowance for bad debts	(19)	1
Depreciation and amortization	1,136	1,316
(Increase) decrease in assets, net of effects of acquisition:
Receivables	(536)	(3,826)
Inventories	(1,036)	1,776
Other assets	(775)	(267)
Increase (decrease) in liabilities, net of effects of acquisition:
Accounts payable	(655)	550
Payroll and related liabilities	239	(481)
Other current liabilities	68	158

Net cash (used in) provided by operating activities	$(1,642)	$(1,557)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Cash used to acquire net assets	(4)	—
Purchases of available-for-sale securities	(40,000)	(58,725)
Maturities of available-for-sale securities	40,000	17,400
Capital expenditures	(130)	(163)

Net cash used in investing activities	$(134)	$(41,488)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
Net proceeds from stock transactions	209	1,004

Net cash provided by financing activities	209	1,004

Effect of foreign exchange rate changes on cash	(26)	(23)

Net increase (decrease) in cash and cash equivalents	(1,593)	(42,064)
Cash and cash equivalents at beginning of period	43,832	46,775

Cash and cash equivalents at end of period	$42,239	$4,711

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

The accompanying condensed unaudited consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. However, in the opinion of management, such statements reflect all adjustments, consisting of only normal, recurring adjustments, necessary for a fair presentation of interim period results. These financial statements should be read in conjunction with the December 31, 2004 audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 16, 2005.

The results of operations for the interim periods are not necessarily indicative of results to be expected for the entire year or for other future interim periods.

Available-for-Sale Securities

The Company often invests some of its available cash in auction rate securities on which the interest rates are reset in periods of less than 90 days. These auction rate securities derive their value from underlying securities having maturities in excess of 90 days. The Company normally invests in these securities for a period of less than 30 days at which time the interest rates are reset. At the time the interest rate is reset, the auction rate security is sold and the Company either purchases the same or a similar type of auction rate security for another short period. Historically the Company has classified such securities as cash or cash equivalents because the periods until the interest rate resets and the securities sold has been less than 90 days. Based on a review of the underlying security, the Company has reclassified these auction rate securities as available for sale investments. Since the Company did not own any of these securities at either December 31, 2004 or March 31, 2005 no such investments are included on the consolidated balance sheets. The Company did, however, invest in auction rate securities at March 31, 2004 and for subsequent reporting periods in 2004. The Company has also made corresponding adjustments to its Condensed Unaudited Consolidated Statement of Cash Flows for the three months ended March 31, 2004 to reflect the gross purchases and sales of these securities as investing activities rather than as a component of cash and cash equivalents. This change in classification does not affect previously reported cash flows from operations or from financing activities in its previously reported Condensed Unaudited Consolidated Statements of Cash Flows, or its previously reported Condensed Unaudited Consolidated Statements of Operations for any period. After this change in classification the cash and cash equivalents balance at March 31, 2004 was $4,711 and the balance in available-for-sale securities was $41,325. Together the cash and cash equivalents and available-for-sale securities balances at March 31, 2004 totaled $46,036.

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

	THREE MONTHS ENDED MARCH 31,
	2005	2004
Net income (loss), as reported	$(64)	$(787)
Add: Stock-based employee compensation expense included in reported net income, net of related taxes	33	38
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(689)	(2,604)

Pro forma net income (loss)	$(720)	$(3,353)

Earnings per share basic as reported	$(0.00)	$(0.02)

Earnings per share diluted as reported	$(0.00)	$(0.02)

Earnings per share basic and diluted pro forma	$(0.02)	$(0.07)

Product Warranty

The Company generally provides a return to factory warranty for a period of one year from the date of sale. A current charge to income is recorded at the time of sale to reflect the amount the Company estimates will be needed to cover future warranty obligations for products sold during the year. The accrued liability for warranty costs is included in the caption “other current liabilities” in the accompanying consolidated balance sheets. The estimate of such costs is based upon historical and anticipated requirements. The following table summarizes the activity for the product warranty reserve for the three months ended March 31, 2005 and 2004:

	2005	2004
Beginning balance at January 1, 2005 and 2004	$920	$747
Product warranty expenses accrued	363	85
Product warranty expenses incurred and charged against reserve	(265)	(117)
Adjustment for changes in estimates	—	(66)

Ending balance at March 31, 2005 and 2004	$1,018	$649

The increase in the warranty reserve from March 31, 2004 reflects additions related to specifically identified warranty needs for certain products in addition to warranty reserves recorded as part of the acquisition of Net to Net in the third quarter of 2004.

Liquidity

The Company has incurred net losses in each of the two years ending December 31, 2003 and 2004 and in each of the three months ending March 31, 2004 and 2005, as presented in these consolidated financial statements due to the slowdown in the telecommunications environment. At March 31, 2005, management believes that available cash and cash equivalents together with future cash flow from operations will be sufficient to meet the Company’s obligations for the foreseeable future.

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

Options of 12,469,810 and 13,189,016 for the three months ended March 31, 2005 and 2004, respectively, are not included in the March 31, 2005 and 2004 calculation of loss per share due to their anti-dilutive effect.

2. Recently Issued Financial Accounting Standards:

In November 2004, the FASB issued FASB Statement No. 151 “Inventory Costs—an amendment of ARB No. 43, Chapter 4”. This Statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that “. . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. . . ..” This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The effective date of this statement is as of the beginning of the first interim or annual reporting period that begins after June 15, 2005, although early adoption is encouraged. The Company is in the process of reviewing the impact that the adoption of this standard will have on its results of operations and financial position.

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123(R), “Share-Based Payment (FAS 123(R))”. FAS 123(R) revises FASB Statement No. 123, Accounting for Stock-Based Compensation (FAS 123) and requires companies to expense the fair value of employee stock options and other forms of stock-based compensation. In addition to revising FAS 123, FAS 123(R) supersedes Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees (APB 25), and amends FASB Statement No. 95, Statement of Cash Flows (FAS 95). This Statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award—the requisite service period (usually the vesting period). Companies must review their stock-based compensation plans to ensure that those plans (1) are integrated with business, human resources, and compensation strategies and (2) reflect a reasonable cost/benefit relationship. The effective date of this revised statement is as of the beginning of the first annual reporting period that begins after June 15, 2005, although early adoption is encouraged. The Company is in the process of reviewing the impact that the adoption of this standard will have on its results of operations and financial position.

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

3. Inventories:

Inventories at March 31, 2005 and December 31, 2004 are summarized as follows:

	MARCH 31, 2005	DECEMBER 31, 2004
Raw Materials	$14,703	$13,692
Work In Process	1,390	1,335
Finished Goods	2,136	2,166

	$18,229	$17,193

Included in the Company’s March 31, 2005 and December 31, 2004 net inventory balance is $31.9 million and $31.5 million, respectively, in reserves for excess or obsolete inventory.

4. Earnings Per Share:

The following table summarizes the weighted average shares outstanding for basic and diluted earnings per share for the periods presented:

	THREE MONTHS ENDED MARCH 31,
	2005	2004
Net Income (loss)	$(64)	$(787)

Weighted average number of common shares outstanding:
Basic	46,610	44,801
Dilutive effect of stock options	—	—

Diluted	46,610	44,801

Earnings per common share:
Basic	$(0.00)	$(0.02)
Dilutive effect of stock options	—	—

Diluted	$(0.00)	$(0.02)

5. Accrued Business Restructuring:

2002 and 2003 Corporate Restructures

In 2002, the Company recorded restructuring expenses of $3,315. These business restructuring expenses primarily related to severance payments and the costs associated with closing facilities in Alpharetta, Georgia, Hong Kong, Dallas, Texas, and Largo, Florida during 2002.

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

During the first quarter of 2004, the Company recorded business restructuring charges of $269. These charges primarily related to additional expense requirements to fund the severance settlements for three employees from its international operations. Although these employees were part of its June 2003 business restructuring; the actual severance arrangements made under the laws of the applicable countries were higher than those allowed by the Company’s standard policy. The following table summarizes the activity in the business restructuring accrual related to the 2002 and 2003 corporate restructures through the first quarter of 2005:

	Severance Related	Abandoned Facilities and Equipment Related	Total
Opening balance from 2002 restructure at January 1, 2004	$—	$427	$427
Opening balance from 2003 restructure at January 1, 2004	88	69	157

Total	$88	$496	$584
Additional accrual made quarter one 2004 related to 2003 restructure	246	23	269
Payments made in quarter one 2004 against 2002 reserve	—	(136)	(136)
Payments made in quarter one 2004 against 2003 reserve	(82)	—	(82)

Ending balance at March 31, 2004	$252	$383	$635
Payments made in quarters two through four 2004 against 2002 reserve		(291)	(383)
Payments made in quarters two through four 2004 against 2003 reserve	(140)	(92)	(140)

Ending balance at December 31, 2004	$112	$—	$112
Payments made in quarter one 2005 against 2003 reserve	—	—	—

Ending balance at March 31, 2005	$112	$—	$112

The above balance relates to estimated severance liabilities for one former employee located in France. The amount has not been paid yet because the former employee refused the amount offered by the Company under its standard policy. The Company has been in discussions with the former employees’ legal counsel and expects a ruling from the local courts by the end of the third quarter of the current year.

2004 Corporate Restructure

During the third and fourth quarters of 2004, the Company recorded $1,441 of restructuring expenses related to a company-wide reduction in force that affected approximately 22 employees and to abandoned facilities at its Largo, Florida location. These were recorded under SFAS 112 and SFAS 146. The following table summarizes the activity in the business restructuring accrual related to the 2004 corporate restructure through the first quarter of 2005:

	Severance Related	Abandoned Facilities and Equipment Related	Total
Opening balance from 2004 restructure at January 1, 2005	$140	$1,012	$1,152

Additions to accrual in 2004 charged to expense	—	—	—
Adjustments to accrual estimate	31	(31)	—
Payments made against reserve	(171)	(150)	(321)

Ending balance at March 31, 2005	$—	$831	$831

The Company expects the remaining balance related to the 2004 accrual to be paid by the end of the first quarter 2006.

6. Commitments and Contingencies:

Purchase commitments

In addition to amounts accrued in the consolidated financial statements, the Company has future commitments for inventory of approximately $10.3 million as of March 31, 2005.

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

A stockholder purported class action suit was filed in December 2001 in the federal court in the Southern District of New York against the Company, some of its executive officers and the former Chairman of its board, and the underwriters of the company’s initial public offering (collectively, the “IPO Defendants”). That action (“New York Securities Action”) alleges that the IPO Defendants, during the period from July 15, 1999 through December 6, 2000, violated federal securities laws by allocating shares of the Company’s initial public offering to favored customers in exchange for their promise to purchase shares in the secondary market at escalating prices. The New York Securities Actions seeks damages in an unspecified amount for the purported class for the losses suffered during the class period as a result of an alleged inflated stock price. On June 5, 2003, the IPO Defendants agreed to participate in a global settlement of this case (along with the settlement of hundreds of other similar IPO allocation cases pending in the Southern District of New York). The settlement is subject to certification of a settlement class, notice to class members and an opportunity to opt out, objections by any class members to the terms of the settlement, and final approval by the Court. There can be no assurance that all of these conditions will be satisfied. As of March 31, 2005, the amount of the settlement to be paid is unknown since several defendants must settle before the amount can be determined. Since no settlement amount can be reasonably estimated, no accounting has been made for this matter. The Company’s share of the proposed settlement will be funded exclusively by a portion of the proceeds of the Company’s directors’ and officers’ insurance policy and will result in the dismissal of this lawsuit and release by the plaintiff stockholder class of the IPO Defendants.

In July 2000, the Lemelson Medical, Educational & Research Foundation Limited Partnership (“Lemelson”) filed suit in the Federal District Court in the District of Arizona against the Company and approximately ninety other defendants. The suit alleges that all the defendants are violating more than a dozen patents owned by the third party, which allegedly cover the fields of “machine vision” used extensively in pick-and-place manufacturing of circuit boards and bar code scanning. The Company purchased this equipment from vendors, whom it believes may have an obligation to indemnify it in the event that the equipment infringes any third-party patents. The complaint seeks damages in an unspecified amount for the purported patent infringements. The complaint does not specify which defendants or activities allegedly violated which particular patents. The Company has responded with a Motion for More Definite Statement designed to identify the allegedly infringing activities as well as the particular patents and claims allegedly being infringed by it. After the Company’s filing of its Motion for More Definite Statement, the entire case was stayed on March 29, 2001, in order to allow an earlier-filed case with common factual and legal issues, referred to as the “Symbol/Cognex” litigation, to proceed. On January 23, 2004, the U.S. District Court for the District of Nevada found, in the Symbol/Cognex case, that the Lemelson patent claims at issue in the case involving the Company are invalid, unenforceable, and not infringed. The Symbol/Cognex court entered an amended judgment on May 27, 2004, finding the Lemelson patent claims at issue invalid, unenforceable, and not infringed, after denying Lemelson’s material post-trial motions. Lemelson has appealed the Amended Judgment in the Symbol/Cognex case, and the appellate briefing is now complete. The Company cannot be sure that it will prevail in this action and any adverse outcome could require it, among other things, to pay royalties to the third-party patent owner. Given the lack of specificity in the complaint, it is not currently possible to calculate the potential for, or extent of, any liability resulting from this claim, therefore no accounting has been made for this matter. The Company also cannot be sure that it will not receive other claims alleging infringement in the future. The Company has engaged the law firm of Fee and Jeffries, P. A. as its legal counsel in this litigation.

In January 2004, the Company filed suit against Visual Networks, Inc., a competitor in the field of service level agreement (SLA) and network performance monitoring solutions, alleging that Visual’s products and services infringed eleven of its patents. The suit was filed in the United States District Court for the Middle District of Florida (the “Florida Suit”). In February 2004, Visual Networks Operations, Inc., a wholly-owned subsidiary of Visual, filed suit in the United States District Court for the District of Maryland (the “Maryland Suit”) against Paradyne Corporation, a wholly-owned subsidiary of Paradyne Networks, Inc., alleging infringement by the Company of three of Visual’s patents. In April, the Florida Suit was dismissed on a procedural ground, and the Company has asserted the infringement of eleven Paradyne patents by Visual in the Maryland Suit. Pursuant to the terms of a confidential partial settlement agreement between the Company and Visual, the Company has agreed to dismiss its patent claims against a portion of Visual products known as Visual IP Insight, and Visual has agreed to dismiss its unfair competition claim against Paradyne with respect to Visual IP Insight. In addition, as part of the partial settlement, Visual has agreed to pay to Paradyne through the remaining life of Paradyne’s patents, royalties in the amount of 1% of revenues recognized by Visual from the licensing and distribution of Visual IP Insight. The remaining claims in the Maryland case are still in discovery, so the Company cannot be sure that it will prevail in this action as to the contentions against Visual or as to the defenses against Visual’s claims of infringement by the Company. The Company has received opinions of counsel from a patent law firm that (i) the Company does not infringe any of the Visual patents-in-suit and (ii) that certain of the Visual patent claims are invalid and unenforceable in any event. The Company made these formal opinions of counsel available to Visual on August 20, 2004. Any adverse outcome could require the Company, among other things, to pay damages in the form of royalties or lost profits to Visual relating to past sales by Paradyne of certain iMarc and OpenLane products, and to make changes to eliminate the features in the products that are alleged to be infringing. In any event, the size of any such damages award could vary significantly depending upon the length of any period of past infringement, the amount of sales and profits realized during any period of past infringement, and the methodology used by the Court or the jury to calculate damages. Visual’s complaint seeks unspecified damages presently, and Visual has not taken any position in the litigation regarding how it calculates the damages claim it has asserted. The Company’s position in the Maryland Suit is that it was not on notice of any claim of infringement until February 27, 2004, and that any damages award would be a fraction of the iMarc and OpenLane sales since that time. Since the nature of this matter is uncertain, no accounting has been made. The Company has engaged the law firm of Hill, Kertscher & Wharton, LLP as its legal counsel in this litigation.

Other than the legal proceedings described above, in the normal course of business, the Company is subject to proceedings, lawsuits and other claims. While these other legal matters could affect the operating results of any one quarter when resolved in future periods, it is the Company’s opinion that after final disposition, any monetary liability or financial impact to it, beyond that provided in the consolidated balance sheet at March 31, 2005, would not be material to the annual consolidated financial statements or the financial condition of the Company.

8. Intangible Assets:

The Company’s intangible assets at March 31, 2005 consist primarily of developed technology (including patents) and purchased customer relationships. The assigned values and amortization are provided in detail below: ($ millions)

Intangible Asset	Amortization Period	Assigned Value	Accumulated Amortization	Net
Developed Technology (including patents)	7 years	$5.1	$2.2	$2.9
Developed Technology (including patents)	5 years	$2.5	$0.4	$2.1
Purchased Customer Relationships	4 years	$3.3	$1.7	$1.6

Total		$10.9	$4.3	$6.6

Total amortization expense related to the above intangible assets for the three months ended March 31, 2005 was $0.5 million. It is estimated that amortization expense related to the above will amount to $1.5 million for the remainder of 2005, $1.7 million for 2006, $1.6 million for 2007, $1.4 million for 2008 and $0.4 million for 2009.

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

The information contained in this Form 10-Q is not a complete description of our business or the risks associated with an investment in us. Readers are referred to documents filed by Paradyne with the Securities and Exchange Commission, specifically our most recent Form 10-K and other filings, which identify important risk factors that could cause actual results to differ from those contained in the forward-looking statements, including: the timing and amount of expense reduction; the uncertainty of litigation, including putative stockholder class actions; a reliance on international sales; competition in highly competitive markets; rapid technological change that could render Paradyne’s products obsolete; the uncertain acceptance of new telecommunications services based on DSL technology; substantial dependence on network service providers who may reduce or discontinue their purchase of products or services at any time; the timing and amount of, or cancellation or rescheduling of, orders of Paradyne’s products to existing and new customers; possible inability to sustain revenue growth or profitability; dependence on only a few customers for a substantial portion of Paradyne’s revenue; highly competitive markets; dependence on sole and single-source suppliers and the reliability of the raw materials supplied by them to manufacture products under customer contracts; dependence on development relationships that could threaten our ability to sell products; a long and unpredictable sales cycle; the number of DSL lines actually deployed by DSL customers as compared to forecasts; Paradyne’s ability to manufacture adequate quantities of products at forecasted costs under customer contracts; the engaging in acquisitions, such as the acquisitions of Net to Net Technologies and an uncertain ability to successfully integrate any new operations, technologies, products or personnel; the need to protect Paradyne’s intellectual property; and Paradyne’s ability to manufacture products in accordance with its published specifications.

Overview

We are a leading developer, manufacturer and distributor of broadband and narrowband network access products for network service providers, or NSPs, and business customers. We offer solutions for NSPs that utilize existing telephone lines and enable them to offer high speed, cost effective voice, data and video solutions at speeds up to one gigabit per second.

Through 1997, our revenues were derived principally from the sale and service of narrowband network access products and, to a much lesser extent, technology licensing. Our broadband products, including our DSL and FrameSaver products, which were introduced in 1997, comprised approximately 88% of our total revenues in the first quarter of 2005 and approximately 78% in the same period of 2004. We expect broadband products to represent an increasing portion of future revenues. Royalty revenues consist principally of licensing of technology, and service revenues are derived from repair of out-of-warranty products. While royalty revenues have not comprised a substantial percentage of our revenues in the past, we expect an increase in royalty revenues in future periods because we will be putting additional focus on licensing our patent portfolio. In the fourth quarter of 2004, for example, we sold a group of patents to a third party for $1 million plus a sharing of future royalties. It is our understanding that the third party intends to enforce these patents against infringing entities. The Company expects to share in future royalties if such third party is successful in enforcing the patents against infringement.

We market and sell our products worldwide to NSPs and business customers through a multi-tier distribution system that includes direct sales, strategic partner sales, NSP sales and traditional distributor or value added reseller sales. There were no customers in the first quarter of 2005 with a 10% or greater concentration of total revenues; however, AT&T, Catch Communications, one of our international leading alternate carriers in Norway, Graybar Electronics, one of our independent operating company, or IOC distributors, and Power & Telephone Supply, another of our IOC distributors, were major revenue contributors, representing in the aggregate, approximately 23% of our total revenues for the first quarter of 2005. A loss of, or a significant reduction or delay in sales to any of our major customers could materially and adversely affect our business, financial condition and results of operation.

Revenue from equipment sales is recognized when the following has occurred: evidence of a sales arrangement exists; delivery has occurred or services have been rendered; our price to the buyer is fixed or determinable; and collectibility is reasonably assured. No revenue is recognized on products shipped on a trial basis. Charges for warranty work are included in cost of sales. We believe that our accrued warranty reserve is sufficient to meet our responsibilities for potential future warranty work on products sold. Revenue from services, which consists mainly of technical support services, is recognized when the services are performed or earned and all substantial contractual obligations have been satisfied. Amounts billed to customers in sales transactions related to shipping and handling are classified as product revenue. License and royalty revenues are recognized when we have completed delivery of technical specifications and performed substantially all required services under the related agreement. The Company sold several patents in the fourth quarter of 2004 for $1.0 million and in the first quarter of 2005 for $0.8 million. The Company has recorded the income from these patent sales net of associated expenses in other operating income, net.

Results of Operations

Quarter and Three months ended March 31, 2005 Compared to Quarter and Three months ended March 31, 2004

Revenues. Total revenues increased $4.4 million, or 20%, to $26.7 million for the three months ended March 31, 2005 from $22.3 million for the same period in 2004. This increase was mostly attributable to significant increases in volume of sales of our DSL broadband access products to new and existing major customers, primarily in the IOC, Public Telephone and Telegraph (PTT), Inter Exchange Carrier (IXC) and hospitality markets. As a percentage of total revenues, equipment sales were 96% of total revenues for the three months ended March 31, 2005 and 93% for the three months ended March 31, 2004. This increase in percentage is attributable to both the increases in equipment sales and the decline in service revenue.

Gross Margin. Gross margin increased $0.7 million, or 8%, to $9.9 million for the three months ended March 31, 2005 from $9.2 million for the three months ended March 31, 2004. This increase in gross margin is primarily due to the increase in the volume of sales of our equipment in the first quarter of 2005 as described above. This increase to gross margin was offset, in part, by the following: a reduction in our average sales price from 2004 levels due to pricing pressures and higher per unit manufacturing costs in the first quarter of 2005 versus 2004 principally due to a decrease in products manufactured at our manufacturing facility together amounting to approximately $0.7 million. Gross margin as a percentage of total revenues decreased to 37% for the three months ended March 31, 2005 from 41% in the same period in 2004. This decrease in gross margin percentage in the first three months of 2005 resulted from the decrease in the average selling price and higher manufacturing costs due to a decline in products manufactured at our manufacturing facility (there was an increase in sales of products manufactured by OEM vendors).

Research and Development Expenses. Research and development expenses increased $0.5 million, or 13%, to $4.3 million for the three months ended March 31, 2005 from $3.8 million for the same period in 2004. Most of this increase resulted from an increase in contract fees for R&D development work on our products. Research and development expenses as a percentage of total revenues decreased to 16% for the first quarter of 2005 from 17% for the first quarter of 2004. This small decrease in percentage was primarily attributable to the increase in total revenues for the first quarter of 2005 versus the first quarter of 2004.

We expect that our spending for research and development will increase from the first quarter of 2005 levels for the remainder of the year as we are in the process of establishing a development center in Shanghi, China. Additionally we plan to increase our spending on additional research and development personnel and equipment at our Largo, Florida, Portsmouth, New Hampshire and Raleigh, North Carolina facilities.

Selling, General and Administrative (“SG&A”) Expenses. SG&A expenses increased $0.4 million, or 7%, to $6.2 million for the three months ended March 31, 2005 from $5.8 million for the three months ended March 31, 2004. The increase for the three months ended March 31, 2005 was primarily due to a $0.3 million increase in expenses related to personnel and travel and a $0.2 million increase in audit expenses related to Sarbanes-Oxley requirements. SG&A expenses as a percentage of total revenues decreased to 23% for the first quarter of 2005 from 26% for the same period in 2004. This decrease in percentage was primarily attributable to the increase in total revenues for the first quarter of 2005.

We expect that our spending for SG&A will increase from the first quarter of 2005 levels for the remainder of the year.

Amortization of Intangible Assets. The amortization of intangible assets increased by $0.2 million to $0.5 million for the three months ended March 31, 2005 from $0.3 million for the same period in 2004. The amortization of intangible assets relates to developed technology including patents and customer relationship intangibles that were recorded as part of the acquisitions of Net to Net Technologies in August 2004 and Elastic Networks in March 2002 and as part of the acquisition of certain assets from Jetstream Communications in May 2002. The increase of $0.2 million from 2004 is directly related to the amortization of intangible assets associated with the Net to Net acquisition.

Business Restructuring Charges. During the first quarter of 2004, the Company recorded business restructuring charges of $0.3 million. These charges related to additional expense requirements to fund the severance settlements for three employees from our international operations. There were no restructuring charges during the first quarter of 2005.

Other Operating Income, Net. Other operating income, net, was $0.8 million for the three months ended March 31, 2005 and resulted from the sale of 29 patents.

Interest and other (income) expense, net. Interest and other (income) expense includes the following (in thousands):

	Three Months Ended March 31,
	2005	2004
Interest (income)	(245)	(127)

Net interest	(245)	(127)

Foreign exchange (gain) loss	—	21
Other (income)	(45)	(66)

Net other	(45)	(45)

Interest and Other, Net	(290)	(172)

Interest and other (income) expense, net, increased $0.1 million to $0.3 million of income for the three months ended March 31, 2005 compared to $0.2 million of income for the same period in 2004. Interest and other (income) expense, net, is related to interest income on short term investments, income from fees, interest on notes payable and borrowings under lines of credit and foreign exchange gains and losses. The increase in other income, net, for the three months ended March 31, 2005 was primarily attributable to an increase in interest income.

Provision (Benefit) For Income Taxes. Provision (benefit) for income taxes was $0 for the three March 31, 2005 and 2004.

Liquidity and Capital Resources

Our cash and cash equivalents decreased $1.6 million to $42.2 million at March 31, 2005 from $43.8 million at December 31, 2004. The decrease in cash is comprised of $1.6 million of cash used in operating activities, $0.1 million of cash used in investing activities and $0.2 million of cash provided by financing activities. Working capital increased $1.2 million from $62.8 million at December 31, 2004 to $64.0 million at March 31, 2005.

Cash used in operations for the quarter ended March 31, 2005 totaled $1.6 million. Net loss for the quarter in the amount of $0.1 million, adjusted for non-cash impacting items including depreciation and amortization and allowance for bad debts, resulted in a $1.1 million positive impact to cash. Cash from operating activities was decreased by increases in accounts receivable, inventory and prepaid and other current assets as well as a reduction in accounts payable.

Net cash used in investing activities for the quarter ended March 31, 2005 totaled $0.1 million, which was the result of capital expenditures.

Net cash provided by financing activities for the quarter ended March 31, 2005 totaled $0.2 million, all of which was the result of stock transactions.

We believe our current cash position will be sufficient to meet our working capital needs for at least the next twelve months.

Inflation

Because of the relatively low levels of inflation experienced in 2004 and 2005 to date, inflation did not have a significant effect on our results in such periods.

Critical Accounting Policies and Estimates

Our critical accounting policies are those where we have made the most difficult, subjective or complex judgments in making estimates, and where these estimates can significantly impact our financial results under different assumptions and conditions. Our critical accounting policies are:

•	Revenue Recognition/Allowance for Doubtful Accounts

•	Inventories

•	Business Restructuring

•	Warranty Obligations

•	Stock Options

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

Inventories

Because of the long lead times to obtain raw materials in our industry, we must maintain sufficient quantities of inventory of our many products to meet expected demand. If actual demand is much lower than forecasted, we may not be able to dispose of our inventory at or above its cost. We write down our inventory for estimated excess and obsolete amounts to the lower of cost or market. With the significant decline in customer demand in 2000 and 2001, for example, we significantly wrote down our inventory in both of those years. In 2002 and 2003, we sold some of those products that had previously been written down. As a result we reversed a portion of the reserves previously established related to these products that were sold. If future demand is lower than currently estimated, additional write-downs may be required. As a result of the large write-downs in 2000 and 2001, we hold inventory with large reserves associated with them. We are constantly reviewing the reasonableness of our estimates.

Each quarter, our operations and financial staff conduct a comprehensive review of the valuation of our inventory and the associated reserves. In preparing this evaluation, we look at the expected demand for our products for the next six to twelve months in order to determine whether or not such raw materials, works in process and finished goods require an increase in the inventory reserve in order to record the inventory at net realizable value. After discussions with the senior management team, a reserve is established so that inventory is appropriately stated at the lower of cost or market. This estimate is developed based on analyses by employees familiar with both the Company’s products and demand for these products. The estimate of exposure and the adequacy of the inventory reserve is reviewed and approved by senior financial management. We established our significant inventory reserve with write-downs in 2000 and 2001 and the reserve was also increased by the addition of the Elastic Networks inventory reserve in 2002 when Elastic was acquired. The inventory reserve is reduced when inventory is either written off or if it has been sold. We have not made additions to this reserve (other than at the time of the Elastic acquisition) since 2001. We continue to sell and/or utilize this older inventory in small amounts, often outside of the United States. While we do not expect large swings in the inventory reserve other than reductions when older product is written off or sold, it is not possible to precisely predict future demand for older product. In the future, based on our quarterly analysis, if we estimate that any remaining reserve for obsolescence is either inadequate or in excess of the inventory reserve required, we may need to adjust it. At present based on our analysis, we believe the reserve is properly valued for the inventory held by us.

Business Restructuring

Through the end of 2002, we recorded restructuring charges following the principles of SEC Staff Accounting Bulletin No. 100, “Restructuring and Impairment Charges,” Emerging Issues Task Force (EITF) 94-3 and FAS 112. Under EITF 94-3 and SAB 100, we can accrue restructuring costs in a period provided: (1) management commits to a plan of termination prior to the date of the financial statements and establishes the benefit employees will receive, (2) the benefit arrangement is communicated to employees prior to the date of the financial statements, (3) the plan of termination specifically identifies the number and job classifications of employees to be terminated, and (4) the plan of termination will be completed in a reasonably short period of time such that significant changes are unlikely. Following these criteria we estimated the cost to be incurred in implementing our fourth quarter 2004 business restructuring. The accounting for restructuring is governed by SFAS 146 and FAS 112. The major business restructuring liabilities we have incurred over the past few years has been for termination benefits. Since we have a written benefit plan with defined termination benefits based on years of service, the accounting for termination benefits is generally the same under FAS 146 as it was under EITF 94-3.

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

Warranty Obligations

We generally provide customers with a one-year warranty on our products. The warranty reserve is based on two major components, the volume of sales activity and the rate of failures. Over the past year the warranty reserve has increased from $0.6 million at the end of the first quarter of 2004 to $1.0 million as of March 31, 2005. This increase in the warranty reserve is mostly due to additional estimated expenses required to correct certain specific product defect issues. If the rate of failures changes or if the level of sales volume changes significantly, we may be required to make additional changes to our warranty reserve estimate.

Stock Options

Historically, our accounting for stock options has followed APB Opinion No. 25. Under APB Opinion No.25, we do not record any compensation costs at the grant date for stock options granted to employees at fair market value. Instead, following APB Opinion No.25, in our notes to the financial statements we provide a reconciliation between net income (loss), as reported and “pro forma net income (loss)” as if compensation costs for our stock option plans had been determined based on the fair value of the stock options at the grant dates as prescribed by SFAS No. 123. In December, 2004 the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123R, which beginning in 2006, will require us to expense the fair value of employee stock options and other forms of stock-based compensation.

We have not yet determined the full impact of SFAS No. 123R, including which transition model we will adopt. In the Black Scholes model that we use in developing the footnote information under our current method of reporting, we estimate the expected term as well as the expected volatility of our stock options. These estimates impact the value of the stock options used in calculating the amount of stock option expense reported in the footnote in the pro forma calculation. The estimate of the term of our stock options requires us to estimate when employees will exercise stock options granted to them. The volatility measures the amount by which we estimate our common stock to fluctuate annually. The longer the term and the higher the volatility, the larger the expense. We use historical patterns and averages to estimate the term and the future volatility of our stock options.

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

This Statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award—the requisite service period (usually the vesting period). Companies must review their stock-based compensation plans to ensure that those plans (1) are integrated with business, human resources, and compensation strategies and (2) reflect a reasonable cost/benefit relationship. The effective date of this revised statement is as of the beginning of the first annual reporting period that begins after June 15, 2005, although early adoption is encouraged. We are in the process of reviewing the impact that the adoption of this standard will have on our results of operations and financial position.

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

We did not have any indebtedness as of March 31, 2005. We are exposed to changes in interest rates from investments in some held-to-maturity securities. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes.

ITEM 4. CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures.

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934 (the “Exchange Act”) under the supervision and with the participation of our chief executive officer, chief financial officer and other members of our management team. Based upon that evaluation, the chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective, as of March 31, 2005, in timely alerting them to material information required to be included in our Exchange Act filings.

(b) Changes in Internal Controls.

There have been no changes in our internal controls over financial reporting during the quarter ended March 31, 2005, which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

A stockholder purported class action suit was filed in December 2001 in the federal court in the Southern District of New York against us, some of our executive officers and the former Chairman of our board, and the underwriters of our initial public offering (collectively, the “IPO Defendants”). That action (“New York Securities Action”) alleges that the IPO Defendants, during the period from July 15, 1999 through December 6, 2000, violated federal securities laws by allocating shares of our initial public offering to favored customers in exchange for their promise to purchase shares in the secondary market at escalating prices. The New York Securities Action seeks damages in an unspecified amount for the purported class for the losses suffered during the class period as a result of an alleged inflated stock price. On June 5, 2003, the IPO Defendants agreed to participate in a global settlement of this case (along with the settlement of hundreds of other similar IPO allocation cases pending in the Southern District of New York). The settlement is subject to certification of a settlement class, notice to class members and an opportunity to opt out, objections by any class members to the terms of the settlement, and final approval by the Court. There can be no assurance that all of these conditions will be satisfied. As of March 31, 2005, the amount of the settlement to be paid is unknown since several defendants must settle before the amount can be determined. Our Share of the proposed settlement will be funded exclusively by a portion of the proceeds of our directors’ and officers’ insurance policy and will result in the dismissal of this lawsuit and release by the plaintiff stockholder class of the IPO Defendants.

In July 2000, the Lemelson Medical, Educational & Research Foundation Limited Partnership (“Lemelson”) filed suit in the Federal District Court in the District of Arizona against us and approximately ninety other defendants. The suit alleges that all the defendants are violating more than a dozen patents owned by the third party, which allegedly cover the fields of “machine vision” used extensively in pick-and-place manufacturing of circuit boards and bar code scanning. We purchased this equipment from vendors, whom we believe may have an obligation to indemnify us in the event that the equipment infringes any third-party patents. The complaint seeks damages in an unspecified amount for the purported patent infringements. The complaint does not specify which defendants or activities allegedly violated which particular patents. We have responded with a Motion for More Definite Statement designed to identify the allegedly infringing activities as well as the particular patents and claims allegedly being infringed by it. After our filing of our Motion for More Definite Statement, the entire case was stayed on March 29, 2001, in order to allow an earlier-filed case with common factual and legal issues, referred to as the “Symbol/Cognex” litigation, to proceed. On January 23, 2004, the U.S. District Court for the District of Nevada found, in the Symbol/Cognex case, that the Lemelson patent claims at issue in the case involving the Company are invalid, unenforceable, and not infringed. The Symbol/Cognex court entered an amended judgment on May 27, 2004, finding the Lemelson patent claims at issue invalid, unenforceable, and not infringed, after denying Lemelson’s material post-trial motions. Lemelson has appealed the Amended Judgment in the Symbol/Cognex case, and the appellate briefing is now complete. We cannot be sure that we will prevail in this action and any adverse outcome could require us, among other things, to pay royalties to the third-party patent owner. Given the lack of specificity in the complaint, it is not currently possible to calculate the potential for, or extent of, any liability resulting from this claim, therefore no accounting has been made for this matter. We also cannot be sure that we will not receive other claims alleging infringement in the future. We have engaged the law firm of Fee and Jeffries, P. A. as our legal counsel in this litigation.

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

Other than the legal proceedings described above, in the normal course of business, we are subject to proceedings, lawsuits and other claims. While these other legal matters could affect the operating results of any one quarter when resolved in future periods, it is our opinion that after final disposition, any monetary liability or financial impact to us, beyond that provided in the consolidated balance sheet at March 31, 2005, would not be material to the quarterly consolidated financial statements or the financial condition of the Company.

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

PARADYNE NETWORKS, INC.

Date: May 10, 2005	By:	/s/ Sean E. Belanger
Sean E. Belanger
Chairman, President and Chief
Executive Officer

Date: May 10, 2005	By:	/s/ Patrick M. Murphy
Patrick M. Murphy
Senior Vice President,
Chief Financial Officer,
Secretary and Treasurer
(Principal Financial and Accounting Officer)