Form 10-Q
period 2005-06-30
PARADYNE NETWORKS INC
filed 2005-08-08
CIK 76174

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

The number of shares of the registrant’s common stock outstanding at August 5, 2005, the latest practicable date, was 47,233,241.

INDEX

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Unaudited Consolidated Balance Sheets at June 30, 2005 and December 31, 2004	1

	Condensed Unaudited Consolidated Statements of Operations and Comprehensive Income/Loss for the Three and Six months ended June 30, 2005 and June 30, 2004	2

	Condensed Unaudited Consolidated Statements of Cash Flows for the Six months ended June 30, 2005 and June 30, 2004	3

	Notes to Condensed Unaudited Consolidated Financial Statements	4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	18

Item 4.	Controls and Procedures	19

PART II OTHER INFORMATION

Item 1.	Legal Proceedings	19

Item 5.	Submission of Matters to Vote of Security Holders	20

Item 6.	Exhibits	20

Signatures		21

Exhibits		22

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PARADYNE NETWORKS, INC.

CONDENSED UNAUDITED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

	JUNE 30, 2005	DECEMBER 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$42,714	$43,832
Accounts receivable less allowance for doubtful accounts of $785 and $814 at June 30, 2005 and December 31, 2004, respectively	16,239	16,904
Inventories	20,067	17,193
Prepaid expenses and other current assets	1,699	1,246

Total current assets	80,719	79,175

Property, plant and equipment, net	2,644	3,495
Intangible assets, net	6,130	7,160
Other assets	463	471

Total assets	$89,956	$90,301

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,640	$7,296
Payroll and benefit related liabilities	1,454	2,214
Other current liabilities	6,609	6,826

Total current liabilities	14,703	16,336

Total liabilities	$14,703	$16,336

Stockholders’ equity:
Preferred stock, par value $.001; 5,000,000 shares authorized, none issued	—	—
Common stock, par value $.001; 80,000,000 shares authorized, 46,876,088 and 46,530,912 shares issued and outstanding as of June 30, 2005 and December 31, 2004, respectively	47	47
Additional paid-in capital	149,650	149,037
Accumulated deficit	(74,980)	(75,704)
Notes receivable for common stock	(16)	(16)
Other equity adjustments	552	601

Total stockholders’ equity	75,253	73,965

Total liabilities and stockholders’ equity	$89,956	$90,301

See accompanying Notes to Condensed Unaudited Consolidated Financial Statements

PARADYNE NETWORKS, INC.

CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME/LOSS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2005	2004	2005	2004
Revenues:
Sales	$26,744	$22,757	$52,228	$43,572
Services and royalties	1,249	1,489	2,459	2,971

Total revenues	27,993	24,246	54,687	46,543
Total cost of sales	16,391	14,246	33,188	27,326

Gross margin	11,602	10,000	21,499	19,217

Operating expenses:
Research and development (1)	4,359	3,273	8,629	7,504
Selling, general & administrative (1)	6,263	5,382	12,493	11,203
Amortization of intangible assets	515	306	1,031	611
Business restructuring charges	—	—	—	269
Other operating income, net	—	—	(765)	—

Total operating expenses	$11,137	$8,961	$21,388	$19,587

Operating income (loss)	465	1,039	111	(370)
Other (income) expenses:
Interest, net	(302)	(135)	(547)	(262)
Other, net	(21)	44	(66)	(1)

Income (loss) before provision for income taxes	788	1,130	724	(107)

Provision for income taxes	—	—	—	—

Net income (loss)	$788	$1,130	$724	$(107)

Weighted average number of common shares outstanding
Basic	46,790	45,195	46,700	44,998
Diluted	47,263	49,550	47,842	44,998
Income (loss) per common share
Basic	$0.02	$0.03	$0.02	$(0.00)
Diluted	0.02	0.02	0.02	(0.00)
Consolidated Statements of Comprehensive Income (Loss)
Net income (loss)	788	1,130	724	(107)
Translation adjustments	(89)	(35)	(115)	(58)

Comprehensive income (loss)	$699	$1,095	$609	$(165)

(1) Amounts include stock-based compensation as follows
Research and development	$18	$21	$36	$44
Selling, general and administrative	15	15	30	30

	$33	$36	$66	$74

See accompanying Notes to Condensed Unaudited Consolidated Financial Statements

PARADYNE NETWORKS, INC.

CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

	SIX MONTHS ENDED JUNE 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$724	$(107)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Loss on sale of assets	—	12
Increase (decrease) in allowance for bad debts	(29)	136
Depreciation and amortization	2,226	2,461
(Increase) decrease in assets, net of effects of acquisition:
Receivables	694	(5,771)
Inventories	(2,874)	568
Prepaid and other assets	(447)	(297)
Increase (decrease) in liabilities, net of effects of acquisition:
Accounts payable	(656)	289
Payroll and related liabilities	(760)	(12)
Other current liabilities	(213)	(186)

Net cash used in operating activities	$(1,335)	$(2,907)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Cash used to acquire net assets	(4)	—
Purchases of available-for-sale securities (Note 1)	(40,000)	(58,725)
Maturities of available-for-sale securities (Note 1)	40,000	17,400
Capital expenditures	(277)	(203)
Proceeds from sale of property, plant and equipment	—	11

Net cash used in investing activities	$(281)	$(41,517)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
Net proceeds from stock transactions	613	2,455

Net cash provided by financing activities	613	2,455

Effect of foreign exchange rate changes on cash	(115)	(58)

Net decrease in cash and cash equivalents	(1,118)	(42,027)
Cash and cash equivalents at beginning of period	43,832	46,775

Cash and cash equivalents at end of period	$42,714	$4,748

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

The accompanying condensed unaudited consolidated financial statements include the results of the Company and its wholly-owned subsidiaries: Paradyne Corporation; Paradyne Canada Ltd.; Paradyne International Ltd.; Paradyne Worldwide Corp.; Ark Electronic Products, Inc.; Paradyne Finance Corporation; Paradyne Services, LLC; Elastic Networks Inc., Communications Equipment Corporation; Paradyne International Sales Ltd.; Paradyne Networks do Brazil LTDA and Paradyne Shanghai, Ltd. Intercompany accounts and transactions have been eliminated in consolidation. The Company has no Variable Interest Entities.

The accompanying condensed unaudited consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. However, in the opinion of management, such statements reflect all adjustments, consisting of only normal, recurring adjustments, necessary for a fair presentation of interim period results. These financial statements should be read in conjunction with the December 31, 2004 audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 16, 2005 and in the Company’s other filings with the Securities and Exchange Commission.

The results of operations for the interim periods are not necessarily indicative of results to be expected for the entire year or for other future interim periods.

Available-for-Sale Securities

Historically, the Company has invested some of its available cash in auction rate securities on which the interest rates are reset in periods of less than 90 days. These auction rate securities derive their value from underlying securities having maturities in excess of 90 days. The Company has normally invested in these securities for a period of less than 30 days at which time the interest rates are reset. At the time the interest rate was reset, the auction rate security was sold and the Company either purchased the same or a similar type of auction rate security for another short period. Historically the Company has classified such securities as cash or cash equivalents because the periods until the interest rate resets and the securities sold has been less than 90 days. Based on a review of the underlying security, the Company has reclassified these auction rate securities as available for sale investments. Since the Company did not own any of these securities at either December 31, 2004 or June 30, 2005, no such investments are included on the consolidated balance sheets. The Company did, however, invest in auction rate securities at March 31, 2004 and for subsequent reporting periods in 2004. The Company has also made corresponding adjustments to its Condensed Unaudited Consolidated Statement of Cash Flows for the six months ended June 30, 2004 to reflect the gross purchases and sales of these securities as investing activities rather than as a component of cash and cash equivalents. This change in classification does not affect previously reported cash flows from operations or from financing activities in its previously reported Condensed Unaudited Consolidated Statements of Cash Flows, or its previously reported Condensed Unaudited Consolidated Statements of Operations for any period. After this change in classification the cash and cash equivalents balance at June 30, 2004 was $4,748 and the balance in available-for-sale securities was $41,325. Together the cash and cash equivalents and available-for-sale securities balances at June 30, 2004 totaled $46,073. The following table provides a summary of the change in classification:

Balance Sheet at June 30, 2004

	Previously Reported	As Reclassified	Dollar Change
Cash and cash equivalent	$46,073	$4,748	$(41,325)
Short term investments	$—	$41,325	$41,325

Net cash and short term investments	$46,073	$46,073	$—

Statement of Cash Flows for the Six Months Ending June 30, 2004
Purchase of available for sale securities	$—	$(58,725)	$(58,725)
Maturities of available for sale securities	$—	$17,400	$17,400

Net cash used in investing activities	$—	$(41,325)	$(41,325)

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

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2005	2004	2005	2004
Net income (loss), as reported	$788	$680	$724	$(107)
Add: Stock-based employee compensation expense included in reported net income, net of related taxes	33	36	66	74

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(777)	(1,189)	(1,466)	(3,793)

Pro forma net income (loss)	$44	$(473)	$(676)	$(3,826)

Earnings (loss) per share basic as reported	$0.02	$0.02	$0.02	$(0.00)

Earnings (loss) per share diluted as reported	$0.02	$0.01	$0.02	$(0.00)

Earnings (loss) per share basic and diluted pro forma	$0.00	$(0.01)	$(0.01)	$(0.09)

As a result of the merger negotiations between the Company and Zhone Technologies, Inc., early in the third quarter of 2005 (See Note 9), selected employee stock options were modified to provide for 100% vesting and an extended exercise period if:

1)	the merger with Zhone Technologies, Inc. is consummated, and

2)	the employee is involuntarily terminated for other than cause.

In accordance with FIN 44, such modification will result in a compensation charge to the Company’s earnings based on the excess of the intrinsic value of the stock option (difference between the market price of the stock and the exercise price of the stock option) at the date of the modification over the intrinsic value of the stock option (generally zero) at the date of grant.

Although the measurement of the compensation charge will take place at the date of the modification, this compensation charge will only be recognized if the merger is consummated and the employee is involuntarily terminated for other than cause. The Company anticipates that the merger will be consummated during the third quarter and the estimated charge to compensation expense at the closing of the merger will be approximately $400. If employees owning such modified stock options are involuntarily terminated after the closing of the merger with Zhone Technologies, Inc., any compensation charge related to these stock options will be recognized by Zhone. The Company estimates the maximum charge to compensation from the involuntary termination of employees related to these modified stock options that will be recognized by Zhone will be approximately $550.

Product Warranty

The Company generally provides a return to factory warranty for a period of one year from the date of sale. A current charge to income is recorded at the time of sale to reflect the amount the Company estimates will be needed to cover future warranty obligations for products sold during the year. The accrued liability for warranty costs is included in the caption “other current liabilities” in the accompanying consolidated balance sheets. The estimate of such costs is based upon historical and anticipated requirements. The following table summarizes the activity for the product warranty reserve for the six months ended June 30, 2005 and 2004:

	2005	2004
Beginning balance at January 1, 2005 and 2004	$920	$747
Product warranty expenses accrued	545	223
Product warranty expenses incurred and charged against reserve	(605)	(219)
Adjustment for changes in estimates	—	51

Ending balance at June 30, 2005 and 2004	$860	$802

Liquidity

The Company has incurred net losses in each of the two years ending December 31, 2003 and 2004 and in the six months ending June 30, 2004, as presented in these consolidated financial statements due to the slowdown in the telecommunications environment. The Company has earned a net profit each of the three months ending June 30, 2004 and 2005 for the six months ending June 30, 2005. At June 30, 2005, management believes that available cash and cash equivalents together with future cash flow from operations will be sufficient to meet the Company’s obligations for the foreseeable future.

Income (Loss) Per Share

Basic income (loss) per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the year. Diluted earnings per share assumes the exercise of stock options for which the market price exceeds the exercise price, less shares assumed purchased by the Company with related proceeds and associated tax benefits. Options of 9,166,064 and 2,944,833 for the three months ended June 30, 2005 and 2004, respectively, are not included in the June 30, 2005 and 2004 calculation of loss per share due to their anti-dilutive effect.

2. Recently Issued Financial Accounting Standards:

In November 2004, the FASB issued FASB Statement No. 151 “Inventory Costs—an amendment of ARB No. 43, Chapter 4”. This Statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that “. . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. . . .” This Statement requires that those items be recognized as current period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The effective date of this statement is as of the beginning of the first interim or annual reporting period that begins after June 15, 2005, although early adoption is encouraged. The Company is in the process of reviewing the impact that the adoption of this standard will have on its results of operations and financial position.

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

In May 2005, the FASB issued FASB Statement No. 154 “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3. This Statement replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. The Company will apply the provisions of this statement should it incur any accounting changes or should the need arise to correct errors.

3. Inventories:

Inventories at June 30, 2005 and December 31, 2004 are summarized as follows:

	JUNE 30, 2005	DECEMBER 31, 2004
Raw Materials	$15,080	$13,692
Work In Process	2,622	1,335
Finished Goods	2,365	2,166

	$20,067	$17,193

Included in the Company’s June 30, 2005 and December 31, 2004 net inventory balance is $31.7 million and $31.5 million, respectively, in reserves for excess or obsolete inventory.

4. Earnings Per Share:

The following table summarizes the weighted average shares outstanding for basic and diluted earnings per share for the periods presented:

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2005	2004	2005	2004
Net Income (loss)	$788	$680	$724	$(107)

Weighted average number of common shares outstanding:
Basic	46,790	45,195	46,700	44,998
Dilutive effect of stock options	473	4,355	1,142	—

Diluted	47,263	49,550	47,842	44,998

Earnings per common share:
Basic	$0.02	$0.02	$0.02	$(0.00)
Dilutive effect of stock options	—	(0.01)	—	—

Diluted	$0.02	$0.01	$0.02	$(0.00)

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

During the first quarter of 2004, the Company recorded business restructuring charges of $269. These charges primarily related to additional expense requirements to fund the severance settlements for three employees from its international operations. Although these employees were part of its June 2003 business restructuring; the actual severance arrangements made under the laws of the applicable countries were higher than those allowed by the Company’s standard policy. The following table summarizes the activity in the business restructuring accrual related to the 2002 and 2003 corporate restructures through the second quarter of 2005:

	Severance Related	Abandoned Facilities and Equipment Related	Total
Opening balance from 2002 restructure at January 1, 2004	$—	$427	$427
Opening balance from 2003 restructure at January 1, 2004	88	69	157

Total	$88	$496	$584
Additional accrual made quarter one 2004 related to 2003 restructure	246	23	269
Payments made in quarter one 2004 against 2002 reserve	—	(136)	(136)
Payments made in quarter one 2004 against 2003 reserve	(82)	—	(82)

Ending balance at March 31, 2004	$252	$383	$635
Payments made in quarter two 2004 against 2002 reserve	(136)	(123)	(259)
Payments made in quarters three and four 2004 against 2002 reserve	—	(168)	(168)

Ending Balance at June 30, 2004	$116	$92	$208

Payments made in quarters three and four 2004 against 2003 reserve	(4)	(92)	(96)

Ending balance at December 31, 2004	$112	$—	$112
Payments made in quarters one and two 2005 against 2003 reserve	—	—	—

Ending balance at June 30, 2005	$112	$—	$112

The above balance relates to estimated severance liabilities for one former employee located in France. As of June 30, 2005, the amount had not been paid because the former employee refused the amount offered by the Company under its standard policy

2004 Corporate Restructure

During the third and fourth quarters of 2004, the Company recorded $1,441 of restructuring expenses related to a company-wide reduction in force that affected approximately 22 employees and to abandoned facilities at its Largo, Florida location. These were recorded under SFAS 112 and SFAS 146. The following table summarizes the activity in the business restructuring accrual related to the 2004 corporate restructure through the second quarter of 2005:

	Severance Related	Abandoned Facilities and Equipment Related	Total
Opening balance from 2004 restructure at January 1, 2005	$140	$1,012	$1,152
Additions to accrual in 2004 charged to expense	—	—	—
Adjustments to accrual estimate	31	(31)	—
Payments made against reserve	(171)	(150)	(321)

Ending balance at March 31, 2005	$—	$831	$831

Payments made against reserve in quarter two 2005	—	(176)	(176)

Ending balance at June 30, 2005	$—	$655	$655

The Company expects the remaining balance related to the 2004 accrual to be paid by the end of the first quarter 2007.

6. Commitments and Contingencies:

Purchase commitments

In addition to amounts accrued in the consolidated financial statements, the Company has future commitments for inventory of approximately $10.0 million as of June 30, 2005.

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

A stockholder purported class action suit was filed in December 2001 in the federal court in the Southern District of New York against the Company, some of its executive officers and the former Chairman of its board, and the underwriters of the company’s initial public offering (collectively, the “IPO Defendants”). That action (“New York Securities Action”) alleges that the IPO Defendants, during the period from July 15, 1999 through December 6, 2000, violated federal securities laws by allocating shares of the Company’s initial public offering to favored customers in exchange for their promise to purchase shares in the secondary market at escalating prices. The New York Securities Actions seeks damages in an unspecified amount for the purported class for the losses suffered during the class period as a result of an alleged inflated stock price. On June 5, 2003, the IPO Defendants agreed to participate in a global settlement of this case (along with the settlement of hundreds of other similar IPO allocation cases pending in the Southern District of New York). The settlement is subject to certification of a settlement class, notice to class members and an opportunity to opt out, objections by any class members to the terms of the settlement, and final approval by the Court. The parties submitted a revised settlement to the Court in May 2005 and the Court has set January 9, 2006 for the final approval hearing. There can be no assurance that all of these conditions will be satisfied. The amount of the settlement to be paid is unknown since several defendants must settle before the amount can be determined. Since no settlement amount can be reasonably estimated, no accounting has been made for this matter. The Company’s share of the proposed settlement will be funded exclusively by a portion of the proceeds of the Company’s directors’ and officers’ insurance policy and will result in the dismissal of this lawsuit and release of the IPO Defendants by the plaintiff stockholder class.

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

In January 2004, the Company filed suit against Visual Networks, Inc., a competitor in the field of service level agreement (SLA) and network performance monitoring solutions, alleging that Visual’s products and services infringed eleven of its patents. The suit was filed in the United States District Court for the Middle District of Florida (the “Florida Suit”). In February 2004, Visual Networks Operations, Inc., a wholly-owned subsidiary of Visual, filed suit in the United States District Court for the District of Maryland (the “Maryland Suit”) against Paradyne Corporation, a wholly-owned subsidiary of Paradyne Networks, Inc., alleging infringement by the Company of three of Visual’s patents. In April, the Florida Suit was dismissed on a procedural ground, and the Company has asserted the infringement of eleven Paradyne patents by Visual in the Maryland Suit. Pursuant to the terms of a confidential partial settlement agreement between the Company and Visual, the Company has agreed to dismiss its patent claims against a portion of Visual products known as Visual IP Insight, and Visual has agreed to dismiss its unfair competition claim against Paradyne with respect to the Visual IP Insight products. In addition, as part of the partial settlement, Visual has agreed to pay to Paradyne through the remaining life of Paradyne’s patents, royalties in the amount of 1% of revenues recognized by Visual from the licensing and distribution of the Visual IP Insight products. The remaining claims in the Maryland case are still in discovery, so the Company cannot be sure that it will prevail in this action as to its contentions against Visual or as to its defenses against Visual’s claims of infringement by the Company. The Company has received opinions of counsel from a patent law firm that (i) the Company does not infringe any of the Visual patents-in-suit and (ii) that certain of the Visual patent claims are invalid and unenforceable in any event. The Company made these formal opinions of counsel available to Visual on August 20, 2004. Any adverse outcome could require the Company, among other things, to pay damages in the form of royalties or lost profits to Visual relating to past sales by Paradyne of certain iMarc and OpenLane products, and to make changes to eliminate the features in the products that are alleged to be infringing. In any event, the size of any such damages award could vary significantly depending upon the length of any period of past infringement, the amount of sales and profits realized during any period of past infringement, and the methodology used by the Court or the jury to calculate damages. Visual’s complaint seeks unspecified damages presently, and Visual has not taken any position in the litigation regarding how it calculates the damages claim it has asserted. The Company’s position in the Maryland Suit is that it was not on notice of any claim of infringement until February 27, 2004, and that any damages award would be a fraction of the iMarc and OpenLane sales since that time. Since the nature of this matter is uncertain, no accounting has been made. The Company has engaged the law firm of Hill, Kertscher & Wharton, LLP as its legal counsel in this litigation.

Other than the legal proceedings described above, in the normal course of business, the Company is subject to proceedings, lawsuits and other claims. While these other legal matters could affect the operating results of any one quarter when resolved in future periods, it is the Company’s opinion that after final disposition, any monetary liability or financial impact to it, beyond that provided in the consolidated balance sheet at June 30, 2005, would not be material to the annual consolidated financial statements or the financial condition of the Company.

8. Intangible Assets:

The Company’s intangible assets at June 30, 2005 consist primarily of developed technology (including patents) and purchased customer relationships. The assigned values and amortization are provided in detail below: ($ millions)

Intangible Asset	Amortization Period	Assigned Value	Accumulated Amortization	Net
Developed Technology (including patents)	7 years	$5.1	$2.4	$2.7
Developed Technology (including patents)	5 years	$2.5	$0.5	$2.0
Purchased Customer Relationships	4 years	$3.3	$1.9	$1.4

Total		$10.9	$4.8	$6.1

Total amortization expense related to the above intangible assets for the six months ended June 30, 2005 was $1.0 million. It is estimated that amortization expense related to the above will amount to $1.0 million for the remainder of 2005, $1.7 million for 2006, $1.6 million for 2007, $1.4 million for 2008 and $0.4 million for 2009.

9. Subsequent Event:

On July 8, 2005, the Company announced that it had entered into a definitive merger agreement, dated as of July 7, 2005, with Zhone Technologies, Inc (“Zhone”). The combined company that would result from the merger is expected to: provide scale to allow for further growth and more comprehensive sales, service and support; leverage Zhone’s position as a leading provider of next generation broadband loop carrier access network products; provide service providers with more comprehensive solutions for delivering packet based voice, data and video services; realize significant cost savings from the reduction of operating expenses; and benefit from a larger net cash balance.

Under the terms of the agreement, Zhone will issue 1.0972 shares of Zhone common stock for each outstanding share of Paradyne common stock, and each option, warrant and other security exercisable or convertible into Paradyne common stock will be assumed by Zhone and become exercisable or convertible into Zhone common stock, with appropriate adjustments based on the merger exchange ratio. Based on Zhone’s closing price on July 7, 2005, the transaction is valued at $3.917 per Paradyne common share. On a fully-diluted basis, the current stockholders of Paradyne will own approximately 36.8% of the combined company and the current stockholders of Zhone will own approximately 63.2% of the combined company. The proposed transaction is intended to qualify as tax-free to the Company’s stockholders.

Each of the Boards of Directors of Zhone and the Company have unanimously approved the proposed transaction. Completion of the transaction is subject to approval by Zhone’s stockholders and the Company’s stockholders as well as customary conditions to closing.

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

The information contained in this Form 10-Q is not a complete description of our business or the risks associated with an investment in us. Readers are referred to documents filed by Paradyne with the Securities and Exchange Commission, specifically our most recent Form 10-K, the Registration Statement of Zhone Technologies, Inc. on Form S-4, as amended on August 1, 2005 (which includes a proxy statement of Paradyne), and other filings, which identify important risk factors that could cause actual results to differ from those contained in the forward-looking statements, including: the exchange ratio for the merger with Zhone may affect the value received by the Company stockholders in the merger; Zhone’s ability to integrate the business of Paradyne with the business of Zhone after the merger; the market price of shares of Zhone common stock; the financial performance of the combination of Zhone’s and Paradyne’s businesses; uncertainty of effect of the merger on customers, distributors and resellers; failure to meet minimum cash closing condition to consummate the merger; the merger agreement and the voting agreement with Paradyne’s directors and executive officers may discourage alternative transaction proposals; the effect on stock prices if the merger is not completed; uncertainties associated with merger that may cause Zhone and Paradyne to lose key personnel; the timing and amount of expense reduction; the uncertainty of litigation, including putative stockholder class actions; a reliance on international sales; competition in highly competitive markets; rapid technological change that could render Paradyne’s products obsolete; the uncertain acceptance of new telecommunications services based on DSL technology; substantial dependence on network service providers who may reduce or discontinue their purchase of products or services at any time; the timing and amount of, or cancellation or rescheduling of, orders of Paradyne’s products to existing and new customers; possible inability to sustain revenue growth or profitability; dependence on only a few customers for a substantial portion of Paradyne’s revenue; highly competitive markets; dependence on sole and single-source suppliers and the reliability of the raw materials supplied by them to manufacture products under customer contracts; dependence on development relationships that could threaten our ability to sell products; a long and unpredictable sales cycle; the number of DSL lines actually deployed by DSL customers as compared to forecasts; Paradyne’s ability to manufacture adequate quantities of products at forecasted costs under customer contracts; the engaging in acquisitions and an uncertain ability to successfully integrate any new operations, technologies, products or personnel; the need to protect Paradyne’s intellectual property; and Paradyne’s ability to manufacture products in accordance with its published specifications.

Overview

We are a leading developer, manufacturer and distributor of broadband and narrowband network access products for network service providers, or NSPs, and business customers. We offer solutions for NSPs that utilize existing telephone lines and enable them to offer high speed, cost effective voice, data and video solutions at speeds up to one gigabit per second.

Through 1997, our revenues were derived principally from the sale and service of narrowband network access products and, to a much lesser extent, technology licensing. Our broadband products, including our DSL and FrameSaver products, which were introduced in 1997, comprised approximately 89% of our total revenues in the second quarter of 2005 and approximately 85% in the same period of 2004. We expect broadband products to represent an increasing portion of future revenues. Royalty revenues consist principally of licensing of technology, and service revenues are derived from repair of out-of-warranty products. While royalty revenues have not comprised a substantial percentage of our revenues in the past, we expect an increase in royalty revenues in future periods because we will be putting additional focus on licensing our patent portfolio. In the fourth quarter of 2004, for example, we sold a group of patents to a third party for $1 million plus a sharing of future royalties. It is our understanding that the third party intends to enforce these patents against infringing entities. The Company expects to share in future royalties if such third party is successful in enforcing the patents against infringement.

We market and sell our products worldwide to NSPs and business customers through a multi-tier distribution system that includes direct sales, strategic partner sales, NSP sales and traditional distributor or value added reseller sales. There were no customers in the second quarter of 2005 with a 10% or greater concentration of total revenues; however, AT&T, Cable and Wireless, Force Broadband, (one of our international distributors in the Nordic region), and Graybar Electronics and Power & Telephone Supply (two of our independent operating companies, or IOC distributors) were major revenue contributors, representing in the aggregate, approximately 25% of our total revenues for the second quarter of 2005. A loss of, or a significant reduction or delay in sales to, any of our major customers could materially and adversely affect our business, financial condition and results of operation.

Revenue from equipment sales is recognized when the following has occurred: evidence of a sales arrangement exists; delivery has occurred or services have been rendered; our price to the buyer is fixed or determinable; and collectibility is reasonably assured. No revenue is recognized on products shipped on a trial basis. Charges for warranty work are included in the cost of sales. We believe that our accrued warranty reserve is sufficient to meet our responsibilities for potential future warranty work on products sold. Revenue from services, which consists mainly of technical support services, is recognized when the services are performed or earned and all substantial contractual obligations have been satisfied. Amounts billed to customers in sales transactions related to shipping and handling are classified as product revenue. License and royalty revenues are recognized when we have completed delivery of technical specifications and performed substantially all required services under the related agreement. The Company sold several patents in the fourth quarter of 2004 for $1.0 million and in the first quarter of 2005 for $0.8 million. The Company has recorded the income from these patent sales net of associated expenses in other operating income, net.

Results of Operations

Quarter and Six Months Ended June 30,2005 Compared to Quarter and Six Months Ended June 30, 2004

Revenues. Total revenues increased $3.8 million, or 16%, to $28.0 million for the quarter ended June 30, 2005 from $24.2 million for the same period in 2004. Total revenues for the six months ended June 30, 2005 increased $8.1 million, or 17%, to $54.7 million from $46.6 million from the first six months of 2004. These increases were mostly attributable to significant increases in volume of sales of our DSL broadband access products to our major customers, primarily in the independent operating company (IOC), public telephone and telegraph (PTT), inter exchange carrier (IXC) and hospitality markets. As a percentage of total revenues, equipment sales were 96% of total revenues for the quarter ended June 30, 2005 and 94% for the quarter ended June 30, 2004. Equipment sales were 95% of total revenues for the six months ended June 30, 2005 and 94% for the same period in 2004. These increases in percentage of equipment sales are attributable to both the increases in equipment sales of $4.0 million and $8.7 million, respectively, for the three and six months ended June 30, 2005 and the decline in service and royalty revenue of $0.2 million and $0.5 million for the same periods.

Gross Margin. Gross margin increased $1.6 million, or 16%, to $11.6 million for the three months ended June 30, 2005 from $10.0 million for the three months ended June 30, 2004 and increased $2.3 million, or 12%, to $21.5 million for the six months ended June 30, 2005 from $19.2 million for the six months ended June 30, 2004. This increase in gross margin is primarily due to the increase in the volume of sales of our equipment in the first and second quarters of 2005 as described above. Gross margin as a percentage of total revenues remained at 41% for the three months ended June 30, 2005 and 2004 but decreased to 39% for the six months ended June 30, 2005 from 41% for the six months ended June 30, 2004. This decrease in gross margin percentage in the first six months of 2005 compared to the same period in 2004 resulted from the decrease in the average selling price of our products and higher manufacturing costs due to a decline in products manufactured at our manufacturing facility (there was an increase in sales of products manufactured by OEM vendors) in addition to higher warranty and freight costs.

Research and Development Expenses. Research and development expenses increased $0.6 million, or 17%, to $4.3 million for the three months ended June 30, 2005 from $3.7 million for the same period in 2004. For the six months ended June 30, 2005, research and development expenses increased $1.1 million, or 15%, to $8.6 million compared to $7.5 million for the same period in 2004. For the three and six months ended June 30, 2005, $0.2 million and $0.3 million, respectively, of the increases resulted primarily from increased personnel related expenses resulting from our acquisition of Net to Net. Additionally, for the three and six months ended June 30, 2005, spending for research and development outside contractors and consultants increased by $0.5 million and $1.1 million, respectively. This increase was primarily related to work on our next generation of products. For the six months ended June 30, 2005 the increased research and development spending was offset, in part, by a $0.3 million decrease in depreciation and occupancy expenses. For the three months ended June 30, 2005, research and development expense as a percentage of total revenues, was substantially unchanged from the same period of 2004, and for the six months ended June 30, 2005 and 2004, research and development expense as a percentage of total revenues remained at 16%. Research and development as a percentage of total revenues remained substantially unchanged during these periods because the increases in research and development expense occurred during periods where revenues increased at approximately the same rate of growth.

Selling, General and Administrative (“SG&A”) Expenses. SG&A expenses increased $0.9 million, or 16%, to $6.3 million for the three months ended June 30, 2005 from $5.4 million for the three months ended June 30, 2004 and increased $1.3 million, or 12%, to $12.5 million for the six months ended June 30, 2005 from $11.2 million for the same period in 2004. The increases for the three and six months ended June 30, 2005, respectively, were mostly attributable to the following: increases of $0.5 million and $0.8 million related to personnel and travel; increases of $0.6 million related to an expense reduction during the three and six months ending June 30, 2004 due to a reversal of an accrual for contracted telecom services with a major provider resulting from a contract settlement which was not repeated in 2005; increases of $0.2 million and $0.4 million for consignment of products to customers, offset in part by a $0.4 million and $0.5 million decrease in depreciation, occupancy and other related expenses. For the three months ended June 30, 2005, SG&A expense as a percentage of total revenue remained at 22% compared to the same period in 2004. For the six months ended June 30, 2005, SG&A expenses as a percentage of total revenue decreased to 23% from 24% for the same period in 2004. The decrease for the six months ended June 30, 2005 was primarily attributable to a 17% increase in total revenues.

Amortization of Intangible Assets. The amortization of intangible assets increased by $0.2 million to $0.5 million for the three months ended June 30, 2005 from $0.3 million for the same period in 2004 and increased by $0.4 million to $1.0 million for the six months ended June 30, 2005 from $0.6 million for the same period in 2004. The amortization of intangible assets relates to developed technology including patents and customer relationship intangibles that were recorded as part of the acquisitions of Net to Net in August 2004 and Elastic Networks in March 2002 and as part of the acquisition of certain assets from Jetstream Communications in May 2002. The increases of $0.2 million and $0.4 million for the three and six months ending June 30, 2005, respectively, from the same periods in 2004 are directly related to the amortization of intangible assets associated with the Net to Net acquisition.

Business Restructuring Charges. During the first six months of 2004, the Company recorded business restructuring charges of $0.3 million. These charges related to additional expense requirements to fund the severance settlements for three employees from our international operations. There were no restructuring charges during the first six months of 2005.

Other Operating Income, Net. Other operating income, net, was $0.8 million for the six months ended June 30, 2005 and resulted from the sale of 29 patents.

Interest and other (income) expense, net. Interest and other (income) expense includes the following (in thousands):

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2005	2004	2005	2004
Interest (income)	(302)	(138)	(547)	(265)
Interest expense	—	3	—	3

Net interest	(302)	(135)	(547)	(262)

Foreign exchange (gain) loss	(25)	22	(25)	43
Other (income)	4	22	(41)	(44)

Net other	(21)	44	(66)	(1)

Interest and Other, Net	(323)	(91)	(613)	(263)

Interest and other (income) expense, net, increased $0.2 million to $0.3 million of income for the three months ended June 30, 2005 from $0.1 million of income for the same period in 2004 and increased $0.3 million to $0.6 million of income for the six months ended June 30, 2005, from $0.3 million of income for the same period in 2004. Interest and other (income) expense, net, is related to interest income on short term investments, income from fees, interest on notes payable and borrowings under lines of credit and foreign exchange gains and losses. The increase in other income, net, for the three and six months ended June 30, 2005 was primarily attributable to an increase in interest income.

Provision (Benefit) For Income Taxes. Provision (benefit) for income taxes was $0 for the three and six months ended June 30, 2005 and 2004.

Liquidity and Capital Resources

Liquidity and Capital Resources

Our cash and cash equivalents decreased $1.1 million to $42.7 million at June 30, 2005 from $43.8 million at December 31, 2004. The $1.1 million decrease in cash is comprised of $1.3 million of cash used in operating activities, $0.3 million of cash used in investing activities, $0.6 million of cash provided by financing activities and a $0.1 million decrease resulting from changes in foreign exchange rates. Working capital increased $3.2 million from $62.8 million at December 31, 2004 to $66.0 million at June 30, 2005.

Cash used in operations for the six months ended June 30, 2005 totaled $1.3 million. Net income in the amount of $0.7 million, adjusted for non-cash impacting items including depreciation and amortization and allowance for bad debts, results in a $2.9 million positive impact to cash. Cash from operating activities was decreased by increases in inventory (purchases of larger quantities in order to meet future demand and to obtain more favorable freight terms on large volume purchases) and prepaid and other current assets as well as a reductions in accounts payable, payroll related liabilities and other current liabilities. Cash from operating activities was increased by a decrease in accounts receivable, mostly due to collections.

Net cash used in investing activities for the six months ended June 30, 2005 totaled $0.3 million, which was the result of capital expenditures.

Net cash provided by financing activities for the six months ended June 30, 2005 of $0.6 million was the result of stock option exercises and purchases of stock through the Employee Stock Purchase Plan.

We believe our current cash position will be sufficient to meet our working capital needs for at least the next twelve months.

On July 7, 2005 we entered into a definitive merger agreement with Zhone Technologies, Inc. Under the terms of the merger agreement, in order to close, we must have an adjusted cash balance of at least $38 million if the closing occurs on or before October 31, 2005. This adjusted cash balance means the cash and cash equivalents and securities available for sale as of the last day of the month prior to the closing. Additionally, all transaction expenses (including legal, accounting, financial advisory, severance, bonus and any other transaction expenses) incurred as a result of the merger are added back for the purpose of the adjusted cash balance. If the closing occurs on September 1, 2005, as currently anticipated, this balance would be measured at August 31, 2005. We expect to meet this closing condition for several reasons. Firstly, as of July 31st our cash position was higher than our cash position at our June 30th balance sheet. Secondly, over the past three years we have consistently maintained a balance in cash and cash equivalents and available-for-sale securities in excess of $40 million. Furthermore, we have demonstrated operationally, over the past several years, the ability to efficiently manage our inventory and operating expense levels in order to preserve our cash. There can be no assurances, however, that the adjusted cash balance closing condition will be met or that the merger will be consummated

Inflation

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

Recently Issued Financial Accounting Standards

In November 2004, the FASB issued FASB Statement No. 151” Inventory Costs—an amendment of ARB No. 43, Chapter 4”. This Statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that “. . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. . . .” This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The effective date of this statement is as of the beginning of the first interim or annual reporting period that begins after June 15, 2005, although early adoption is encouraged. We are in the process of reviewing the impact that the adoption of this standard will have on our results of operations and financial position.

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

In May 2005, the FASB issued FASB Statement No. 154 “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3. This Statement replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. We will apply the provisions of this statement should it incur any accounting changes or should the need arise to correct errors.

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

We did not have any indebtedness as of June 30, 2005. We are exposed to changes in interest rates from investments in some held-to-maturity securities. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes.

ITEM 4. CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures.

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934 (the “Exchange Act”) under the supervision and with the participation of our chief executive officer, chief financial officer and other members of our management team. Based upon that evaluation, the chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective, as of June 30, 2005, in timely alerting them to material information required to be included in our Exchange Act filings.

(b) Changes in Internal Controls.

There have been no changes in our internal controls over financial reporting during the quarter ended June 30, 2005, which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

A stockholder purported class action suit was filed in December 2001 in the federal court in the Southern District of New York against us, some of our executive officers and the former Chairman of our board, and the underwriters of our initial public offering (collectively, the “IPO Defendants”). That action (“New York Securities Action”) alleges that the IPO Defendants, during the period from July 15, 1999 through December 6, 2000, violated federal securities laws by allocating shares of our initial public offering to favored customers in exchange for their promise to purchase shares in the secondary market at escalating prices. The New York Securities Action seeks damages in an unspecified amount for the purported class for the losses suffered during the class period as a result of an alleged inflated stock price. On June 5, 2003, the IPO Defendants agreed to participate in a global settlement of this case (along with the settlement of hundreds of other similar IPO allocation cases pending in the Southern District of New York). The settlement is subject to certification of a settlement class, notice to class members and an opportunity to opt out, objections by any class members to the terms of the settlement, and final approval by the Court. The parties submitted a revised settlement to the Court in May 2005 and the Court has set January 9, 2006 for the final approval hearing. There can be no assurance that all of these conditions will be satisfied. The amount of the settlement to be paid is unknown since several defendants must settle before the amount can be determined. Our Share of the proposed settlement will be funded exclusively by a portion of the proceeds of our directors’ and officers’ insurance policy and will result in the dismissal of this lawsuit and release of the IPO Defendants by the plaintiff stockholder class.

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

In January 2004, we filed suit against Visual Networks, Inc., a competitor in the field of service level agreement (SLA) and network performance monitoring solutions, alleging that Visual’s products and services infringed eleven of our patents. The suit was filed in the United States District Court for the Middle District of Florida (the “Florida Suit”). In February 2004, Visual Networks Operations, Inc., a wholly-owned subsidiary of Visual, filed suit in the United States District Court for the District of Maryland (the “Maryland Suit”) against Paradyne Corporation, a wholly-owned subsidiary of Paradyne Networks, Inc., alleging infringement by us of three of Visual’s patents. In April, the Florida Suit was dismissed on a procedural ground, and we have asserted the infringement of eleven Paradyne patents by Visual in the Maryland Suit. The case is in discovery, so we cannot be sure that we will prevail in this action as to our contentions against Visual or as to our defenses against Visual’s claims of infringement by us. We have received opinions of counsel from a patent law firm that (i) we do not infringe any of the Visual patents-in-suit and (ii) that certain of the Visual patent claims are invalid and unenforceable in any event. We made these formal opinions of counsel available to Visual on August 20, 2004. Any adverse outcome could require us, among other things, to pay damages in the form of royalties or lost profits to Visual relating to past sales by Paradyne of certain iMarc and OpenLane products, and to make changes to eliminate the features in the products that are alleged to be infringing. In any event, the size of any such damages award could vary significantly depending upon the length of any period of past infringement, the amount of sales and profits realized during any period of past infringement, and the methodology used by the Court or the jury to calculate damages. Visual’s complaint seeks unspecified damages presently, and Visual has not taken any position in the litigation regarding how it calculates the damages claim it has asserted. Our position in the Maryland Suit is that we were not on notice of any claim of infringement until February 27, 2004, and that any damages award would be a fraction of the iMarc and OpenLane sales since that time. Currently the amount of gross sales attributable to iMarc and OpenLane since January 1, 2004 does not exceed $10 million. We have engaged the law firm of Hill, Kertscher & Wharton, LLP as our legal counsel in this litigation.

Other than the legal proceedings described above, in the normal course of business, we are subject to proceedings, lawsuits and other claims. While these other legal matters could affect the operating results of any one quarter when resolved in future periods, it is our opinion that after final disposition, any monetary liability or financial impact to us, beyond that provided in the consolidated balance sheet at June 30, 2005, would not be material to the quarterly consolidated financial statements or the financial condition of the Company.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

At the annual meeting of stockholders held on May 11, 2005, the proposal to elect two Class III directors for three-year terms was brought before and voted upon by the stockholders with the number of votes (each share of common stock having one vote) as indicated below:

	For	Withheld Authority
William B. Stensrud	40,924,228	1,300,667
David Walker	41,184,366	1,040,529

This proposal to elect William B. Stensrund and David Walker as Class III directors was approved by the stockholders.

ITEM 6. EXHIBITS

2.1	Agreement and Plan of Merger, dated July 7, 2005, by and among Zhone Technologies, Inc., Parrot Acquisition Corp. and Paradyne Networks, Inc. (incorporated by reference to Exhibit 2.1 of Paradyne Network, Inc.’s Current Report on Form 8-K filed on July 11, 2005).

10.1	Voting Agreement, dated July 7, 2005, by and among Paradyne Networks, Inc. and each of the persons listed on Schedule A thereto (incorporated by reference to Exhibit 10.1 of Paradyne Network, Inc.’s Current Report on Form 8-K filed on July 11, 2005).

10.2	Amendment to Employment Agreement and Outstanding Stock Option Agreements with Sean E. Belanger dated July 7, 2005 (incorporated by reference to Exhibit 10.3 of Paradyne Network, Inc.’s Current Report on Form 8-K filed on July 11, 2005).

10.3	Amendment to Employment Agreement and Outstanding Stock Option Agreements with Patrick M. Murphy dated July 7, 2005 (incorporated by reference to Exhibit 10.4 of Paradyne Network, Inc.’s Current Report on Form 8-K filed on July 11, 2005).

31.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	In accordance with Release No. 34-47551, this exhibit is furnished to the SEC as an accompanying document and is not deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that Section, nor shall it t be deemed incorporated by reference into any filing under the Securities Act of 1933.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PARADYNE NETWORKS, INC.

Date: August 8, 2005	By:	/s/ Sean E. Belanger
Sean E. Belanger
Chairman, President and Chief Executive Officer

Date: August 8, 2005	By:	/s/ Patrick M. Murphy
Patrick M. Murphy
Senior Vice President,
Chief Financial Officer,
Secretary and Treasurer
(Principal Financial and Accounting Officer)